Form 10-Q
period 1995-06-30
SIERRA TAHOE BANCORP
filed 1995-08-11
CIK 790555

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1995,      Commission File No. 0-15450


SIERRA TAHOE BANCORP
(Exact Name of Registrant as Specified in its Charter)

California                                         68-0091859
(State or Other Jurisdiction) (I.R.S. Employer Identification No.) of Incorporation or Reorganization)


10181 Truckee-Tahoe Airport Rd.,
P.O. Box 61000,                                     96160-9010
Truckee, California
(Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code:  (916) 582-3000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X            No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 1995: Common Stock - Authorized 10,000,000 shares of no par; issued and outstanding - 2,571,829.

10-Q Filing
June 30, 1995



Part I.                       Financial Information

Item 1.                       Financial Statements



Following are condensed consolidated financial statements for Sierra Tahoe Bancorp ("Bancorp", or together with its subsidiaries, the "Company") for the reportable period ending June 30, 1995. These condensed consolidated financial statements are unaudited, however, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and earnings of the Company in conformity with generally accepted accounting principles. The accompanying notes are an integral part of these condensed consolidated financial statements.








                                              SIERRA TAHOE BANCORP AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                                                           (Unaudited)

                                               June 30, 1995 and December 31, 1994
                                                (Amounts in thousands of dollars)

ASSETS                                                               06/30/95                               12/31/94

          Cash and due from banks                                    $ 16,802                               $ 18,049

          Federal funds sold                                           10,800                                  8,000

          Investment securities and
            investments in mutual funds
            (Note 4)                                                   27,206                                 32,817

          Loans held for sale                                          23,626                                  2,067

          Loans and leases, net of
            allowance for possible loan
            and lease losses of $3,522
            in 1995 and $3,546 in 1994
            (Notes 2 & 5)                                             173,600                                167,326

          Other assets                                                 31,516                                 31,716

            TOTAL ASSETS                                             $283,550                               $259,975

LIABILITIES

          Deposits                                                   $241,892                               $218,876
          Convertible debentures                                       10,000                                 10,000
          Other liabilities                                             2,853                                  2,936

            TOTAL LIABILITIES                                         254,745                                231,812

SHAREHOLDERS' EQUITY

          Common stock                                                 10,567                                 11,002

          Retained earnings                                            18,489                                 17,839

          Unrealized loss on
            investment securities
            available for sale                                           (251)                                  (678)

       TOTAL SHAREHOLDERS' EQUITY                                      28,805                                 28,163

            TOTAL LIABILITIES &
       SHAREHOLDERS' EQUITY                                          $283,550                               $259,975

The accompanying notes are an integral part of these Condensed
Consolidated Statements of Condition.

                                              SIERRA TAHOE BANCORP AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                           (Unaudited)

                                    For the Three and Six Months Ended June 30, 1995 and 1994
                                         (Amounts in thousands except per share amounts)

                                                                Three               Three              Six             Six
                                                               Months              Months           Months          Months
                                                                Ended               Ended            Ended           Ended
                                                              6/30/95             6/30/94          6/30/95         6/30/94
Interest Income:
  Interest and fees on loans
   and leases                                                 $ 5,647              $4,099          $10,730         $ 7,882
  Interest on federal
   funds sold                                                      98                  72              173             172
  Interest on investment
   securities and deposits                                        389                 432              832             816

Total Interest Income                                           6,134               4,603           11,735           8,870

Less Interest Expense:

  Interest on deposits                                          1,717               1,160            3,113           2,307
  Interest on convertible
    debentures                                                    212                 218              425             344
  Other interest expense                                            1                  13               17              23

Total Interest Expense                                          1,930               1,391            3,555           2,674

Net Interest Income                                             4,204               3,212            8,180           6,196

Provision for Possible
  Loan and Lease Losses                                           320                 270              590             540

Net Interest Income After
   Provision for Possible
   Loan and Lease Losses                                        3,884               2,942            7,590           5,656

Other Operating Income                                          1,924               2,347            4,081           4,479

Other Operating Expenses                                        5,105               4,318           10,139           8,360

Income Before Provision for
  Income Taxes                                                    703                 971            1,532           1,775

Provision for Income Taxes                                        267                 377              568             668

   NET INCOME                                                 $   436              $  594          $   964         $ 1,107

  EARNINGS PER SHARE
      Primary                                                $   0.16              $ 0.22          $  0.36         $  0.42
      Weighted Average
       Shares Outstanding                                       2,684               2,685            2,686           2,652
      Fully diluted                                              0.15                0.19             0.33            0.37
      Weighted Average
       Shares Outstanding                                       3,696               3,715            3,693           3,495
   Cash Dividends Paid
   Per Share of
   Common Stock                                              $      0              $    0          $  0.12         $     0

The accompanying notes are an integral part of these Condensed
Consolidated Statements of Income.

SIERRA TAHOE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 1995 and 1994
(Amounts in thousands of dollars)

                                                                                   Six                  Six
                                                                                   Months               Months
                                                                                   Ended                Ended
                                                                                   06/30/95             06/30/94

Cash Flow From Operating Activities:
  Interest and fees received                                                       $ 11,297             $   8,535
  Service charges and commissions
   received                                                                             861                   715
  Servicing income received                                                           3,237                 3,194
  Interest paid                                                                      (3,527)              ( 2,483)
  Cash paid to suppliers and employees                                               (9,116)              ( 7,624)
  Income taxes paid                                                                    (935)              ( 1,118)
  Mortgage loans originated for sale                                                (16,290)              (19,657)
  SBA loans originated for sale                                                     (16,892)              (19,461)
  SBA loans sold                                                                      5,051                17,697
  Mortgage loans sold                                                                13,827                21,942
  Other items                                                                           194                   414
    Net Cash (Used In) Provided By
      Operating Activities                                                         $(12,293)            $   2,154

Cash Flow From Investing Activities:
  Proceeds from sales of mutual funds -
    available for sale                                                                  225                 6,516
  Proceeds from maturities of investment
    securities - held to maturity                                                       569                   330
  Proceeds from sales of investment
    securities - available for sale                                                   8,484                 4,986
  Proceeds from sales of investment
    securities-held to maturity (Note 4)                                                999                     0
  Purchase of investment securities -
    held to maturity                                                                      0               ( 1,191)
  Purchase of investment securities -
    available for sale                                                              ( 3,955)              (14,556)
  Loans made net of principal collections                                           (13,930)              ( 4,449)
  Capital expenditures                                                              (   785)              (   264)
  Increase in other assets                                                          (    28)              (   685)
      Net Cash Used In Investing
       Activities                                                                  $( 8,421)           $ ( 9,313)

Cash Flow From Financing Activities:
  Net decrease in demand, interest bearing
    and savings accounts                                                            (14,312)              ( 2,190)
  Net increase (decrease) in time
   deposits                                                                          37,328               ( 3,243)
  Dividend paid                                                                     (   314)                    0
  Proceeds from issuance of subordinated
   debentures                                                                             0                10,000
  Proceeds from issuance of common stock                                                 10                     0
  Repurchase of common stock                                                        (   445)                    0
      Net Cash Provided by Financing
      Activities                                                                     22,267                 4,567

  Net Increase (Decrease) in Cash and Cash
   Equivalents                                                                        1,553               ( 2,592)
  Cash and Cash Equivalents at
   Start of Year                                                                     26,049                32,133
  Cash and Cash Equivalents at June 30                                             $ 27,602             $  29,541

The accompanying notes are an integral part of these Condensed
Consolidated Statements of Cash Flows.

SIERRA TAHOE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For The Six Months Ended June 30, 1995 and 1994 (Continued)
(Amounts in thousands of dollars)

RECONCILIATION OF NET INCOME TO NET

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES


                                                                                   Six                  Six
                                                                                   Months               Months
                                                                                   Ended                Ended
                                                                                   06/30/95             06/30/94

Net Income:                                                                           $    964               $  1,107
Adjustment to Reconcile
   Net Income to Net
 Cash Provided:
   Depreciation and amortization                                                           519                    564
   Provision for possible loan and
     lease losses                                                                          590                    540
   Provision for income taxes                                                              568                    668
   Gain on sale of SBA loans under
     cash received                                                                          91                     93
   Amortization of excess servicing on
     SBA loans                                                                             669                  1,086
   Amortization of purchased mortgage
     servicing rights                                                                       86                     86
   Increase in interest payable                                                             28                    329
   Increase (decrease) in accrued
     expenses                                                                               78                (   541)
   Amortization of premiums/discounts
     on loans                                                                          (   225)               (   274)
   Decrease in taxes payable                                                           (   935)               ( 1,118)
   Decrease (increase) in loans
     originated for sale                                                               (14,304)                   521
   Decrease in prepaid expenses                                                        (   107)               (   815)
   Other items                                                                         (   315)               (    92)

     Total Adjustments                                                                 (13,257)                  1,047

Net Cash (Used In) Provided By
   Operating Activities                                                               $(12,293)              $   2,154

_________________________________________________________________
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING
ACTIVITIES


For the six months ended June 30, 1995 and 1994, $373,000 and $266,000 of loans were transferred to other real estate owned.

In the 1995 period, $572,000 of assets formerly classified as in-substance foreclosures were reclassified as loans.


In 1995, $20.0 million of unguaranteed SBA loans originated in earlier years were transferred to held for sale status.
Concurrently, $21.4 million of guaranteed SBA loans were transferred to the Company's investment portfolio.


The accompanying notes are an integral part of these Condensed
Consolidated Statements of Cash Flows.

Sierra Tahoe Bancorp
Notes to Condensed Consolidated Financial Statements
June 30, 1995 and December 31, 1994

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in a condensed format and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the six months ended June 30, 1995.

2.  LOANS

As of June 30, 1995, and December 31, 1994, the Bank's loan portfolio consisted of the following (in thousands):

                                                                           June 30                     December31,
                                                                            1995                          1994


Commercial ..........................                                            $127,449                     $126,495
Real Estate - Mortgage...............                                              21,012                       18,526
Real Estate - Construction...........                                              21,367                       18,599
Individual and Other.................                                               7,218                        7,367
Lease Receivables....................                                                 398                          202

Total gross loans and leases.........                                             177,444                      171,189
Net deferred loan fees...............                                                 322                          317
Allowance for possible loan and
 lease losses .......................                                               3,522                        3,546
Total loans and leases, net of
 deferred fees and allowance for
 possible loan and lease losses .....                                            $173,600                     $167,326
Guaranteed portion of SBA loans
 held for sale.......................                                                   0                          636
Unguaranteed portion of SBA loans
 held for sale.......................                                              20,016                            0
Mortgage loans held for sale.........                                               3,610                        1,431
Total loans held for sale............                                            $ 23,626                     $  2,067

The guaranteed portion of completed SBA loans at June 30, 1995 was $8.4 million. Of total gross loans and leases at June 30, 1995, $2.8 million were considered to be impaired (see Note 5). The allowance for possible loan and lease losses included $771 thousand related to these loans. The average recorded investment in impaired loans during the six months ended June 30, 1995 was $3.1 million.


Sierra Tahoe Bancorp
Notes to Condensed Consolidated Financial Statements
June 30, 1995 and December 31, 1994

3.  COMMITMENTS & CONTINGENT LIABILITIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

4.  INVESTMENT SECURITIES AND INVESTMENTS IN MUTUAL FUNDS

Sales of investment securities classified as held to maturity consist of a single security which was sold within 90 days of the maturity date. The amortized cost at the date of sale was $998,203 and the loss realized was $1,172.

5.  IMPAIRED LOANS

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan, and 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. SFAS No. 114 requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and requires certain disclosures.

A loan is impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are measured for impairment as part of the Company's normal loan review process. Impairment losses are included in the allowance for possible loan and lease losses through a charge to provision for loan losses. The Company had previously calculated its allowance for possible loan and lease losses using methods approximating those prescribed by SFAS No.
114. The adoption of SFAS No. 114 did not have a material impact on the Company's financial condition or results of operations.

Interest is recognized on impaired loans where cash is received and the future collection of principal is considered by management to be probable. The amount so recognized was not material to operations during the first six months of 1995.

The principal effect on the Company of the adoption of SFAS No. 114 is the elimination of the category of loans classified as in-substance foreclosures, resulting in the reclassification of such amounts from other real estate owned to loans. The Company accordingly reclassified $572,000 of such loans at January 1, 1995.

                                 SIERRA TAHOE BANCORP AND SUBSIDIARIES

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

FINANCIAL CONDITION

Effective February 8, 1994 the Bancorp issued $10 million of 8 1/2% Convertible Debenture Securities due February 1, 2004 ("Debenture Offering"). A portion of the net proceeds from this offering have been utilized to pay operating expenses of the holding company and to provide a $300 thousand equity infusion into Sierra Bank of Nevada ("SBN"). Of the $7.2 million remainder, $1.0 million is invested in a loan, and the balance has been used to reduce the Company's reliance on out-of-area time deposits. It is intended that the additional capital will be used to expand the Company's operations in Nevada and Northern California, and to expand the Company's SBA and other business operations.

Total assets increased by $23.6 million from $260.0 million at December 31, 1994, to $283.6 million at June 30, 1995. This increase included increases of $2.8 million in federal funds sold and $27.8 million in loans, net of the allowance for possible loan and lease losses. These increases were offset by decreases of $1.2 million in cash and due from banks, $5.6 million in investment securities and investments in mutual funds, and $0.2 million in other assets. Mutual funds, federal funds sold and unpledged investment securities classified as available for sale (which consist primarily of short-term U.S. Treasury securities with a remaining maturity of less than two years) are all sources of short-term liquidity and can be used somewhat interchangeably to provide liquidity. Of the Company's total investment securities, $7.0 million were pledged at June 30, 1995.

The increase in loans includes the effect of the Company's decision to retain the guaranteed portion of its SBA loans. This represents a new strategy whereby the Company intends to securitize and sell the unguaranteed portion of SBA loans. SBA loans increased $15.7 million from $95.6 million at December 31, 1994 to $111.3 million at June 30, 1995. Other loan increases were $4.6 million in commercial loans, $2.5 million in real estate loans, $2.8 million in construction loans, and $2.2 million in mortgage loans held for sale. Gross loans outstanding at SBN increased during 1995 from $41.1 million at December 31, 1994 to $43.2 million at June 30, 1995. The Company's first securitization of between $20 million and $40 million, depending upon SBA approval, is expected to be completed in late 1995 or early 1996.

Deposits increased by $23.0 million from $218.9 million at December 31, 1994 to $241.9 million at June 30, 1995. A decrease of $7.8 million in interest-bearing transaction accounts and $6.1 million in non-interest bearing demand accounts were offset by a $37.3 million increase in time deposits. The Company attributes the decrease in transaction accounts primarily to two factors, the transfer of funds into higher yielding time certificates of deposit and the movement of funds into nonbank investment vehicles such as money market mutual funds. The increase in time deposits includes an increase in out-of-area certificates of deposit of $21.9 million.

The unrealized loss on investment securities available for sale, net of the related tax effect, decreased $427 thousand from $678 thousand at December 31, 1994 to $251 thousand at June 30, 1995.
Of this ending balance, $106 thousand represents unrealized loss on mutual funds and $145 thousand relates to other securities. Net unrealized losses on securities classified as available for sale, excluding the related tax effect, represent 1.6% of the amortized cost of the Company's available for sale securities at June 30, 1995.

In June and July 1993, SBN entered into two Memoranda of Understanding ("MOU") with the Federal Reserve Bank ("FRB") and the Nevada Department of Commerce, Division of Financial Institutions (the "NDFI"). The June 1993 Memorandum was terminated by the FRB and the NDFI on May 12, 1995. The July 1993 Memorandum with its regulators includes provisions that it must establish satisfactory corrective actions to remedy and prevent certain compliance deficiencies and weaknesses by strengthening its policies and procedures related to its ongoing operations. Termination of the agreement is dependent on the FRB and NDFI agreeing to terminate the agreement which is in the sole discretion of the FRB and NDFI. The Company believes SBN is in substantial compliance with the terms of the agreement.

On April 17, 1995, Truckee River Bank ("TRB") opened two new branches, one in Auburn and a second branch in Grass Valley, California. On July 17, 1995, TRB opened a regional facility in Sacramento, California. SBN has received approval for a branch in Carson City, Nevada. Start-up costs incurred for these branches will be funded from operating surpluses at the respective banks.

SBN is constructing a new headquarters facility in Reno, with ground breaking planned for the third quarter of 1995. Total costs incurred through June 30, 1995 for the land and building were $1.0 million.

In July 1995, the Company discontinued its mortgage banking operations which in recent years have not been a significant portion of the Company's business and were not currently profitable. A one time pre-tax charge of approximately $200,000 will be taken in the third quarter.

The Bancorp paid a dividend of twelve cents per share during March 1995. During June 1995, the Company repurchased 50,000 shares of its common stock on the open market at a total cost of $445 thousand.

RESULTS OF OPERATIONS (Six Months Ended June 30, 1995 and 1994)

Net income for the six months ended June 30, 1995 decreased by 12.9% from $1,107 thousand for the six months ended June 30, 1994 to $964 thousand during the current six month period. Net interest income increased by $1,984 thousand and the provision for income
taxes was reduced by $100 thousand.   The positive effect of these
items on net income was offset by a $50 thousand increase in the provision for possible loan and lease losses, a reduction of $398 thousand in other operating income and a $1,779 thousand increase in other operating expenses.

Net Interest Income

The yield on average interest earning assets for the six months ended June 30, 1995 was 7.50%. This compares to 5.88% for the first six months of 1994. The increase reflects the increase in the average prime rate during the comparison periods and an increase in the percentage of average loans to average interest earning assets from 77.5% in the first six months of 1994 to 83.1% in the current six months.

Interest on debentures for the first six months of 1995 was $425 thousand compared to $344 thousand for 1994. Pending the ultimate use of the debenture proceeds as more fully described in the section "FINANCIAL CONDITION", these funds are being temporarily used to reduce the Company's reliance on out-of-area time deposits which are accruing interest at a lesser rate than the rate paid on the debentures.

Yields and interest earned, including loan fees for the six months ended June 30, 1995 and 1994, were as follows (in thousands except percent amounts):

                                                                            Six                      Six
                                                                         Months                   Months
                                                                          Ended                    Ended
                                                                       06/30/95                 06/30/94

Average loans outstanding (1)                                          $182,800                 $164,636
Average yields                                                            11.8%                     9.7%
Amount of interest and
  origination fees earned                                              $ 10,730                 $  7,882

(1) Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $561 thousand and $495 thousand for the six months ended June 30, 1995 and 1994, yields on average loans outstanding were 11.2% and 9.1%, respectively. The prime rate (upon which a large portion of the Company's loan portfolio is based), averaged 8.9% for the 1995 period and 6.5% for the 1994 period.

The Company has experienced an increase in its overall cost of deposits from 2.15% for the six months ended June 30, 1994 to 2.86% in the current period. This includes the effect of the overall increase in rates during the comparison period and an increase in the percentage of time deposits to total deposits.

Rates and amounts paid on average deposits including non-interest bearing deposits for the six months ended June 30, 1995 and 1994 were as follows (in thousands except percent amount):

                                                                            Six                    Six
                                                                         Months                   Months
                                                                          Ended                    Ended
                                                                       06/30/95                 06/30/94

Average deposits outstanding (1)                                       $219,347                 $216,754
Average rates paid                                                         2.9%                     2.1%
Amount of interest paid
  or accrued                                                           $  3,113                 $  2,307

(1) Amount outstanding is the average of daily balances for the period.

             The effective interest rate paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the first six months of 1995 and 1994 were as follows:

                              1995                     1994
                              MONEY                    MONEY
                     NOW      MARKET   TIME      NOW   MARKET  TIME

Average Balance
(in thousands) (1)   $33,958  $52,608 $71,514  $31,395 $60,507 $64,058

Rate Paid               1.3%     2.8%    5.7%     1.3%    2.3%     3.9%

Provision for Possible Loan and Lease Losses

In evaluating the Company's allowance for possible loan and lease losses, management considers the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio, which includes SBA loans and local commercial loans. From inception of its SBA lending program in 1983 through 1990, the Company sustained a relatively low level of losses from these loans. Losses, net of recoveries from the unguaranteed portion of SBA loans retained in the Company's loan portfolio, increased from $232 thousand in 1991 to $648 thousand in 1992 and decreased to $377 thousand in 1993 and $373 thousand in 1994 and totaled $333 thousand for the six months ended June 30, 1995. The increase in 1992, 1993, 1994 and 1995 over 1991 includes the effect of the maturing of the SBA loan portfolio, the impact of the recession in California on borrowers and collateral values, and an increase in the size of the SBA loan portfolio. Most of the Company's other commercial loan losses have been for loans to businesses within the Tahoe Basin area and, during 1993, 1994 and 1995, at the Company's Sierra Bank of Nevada facility. The Company believes that it has taken steps to minimize its commercial loan losses, including centralization of lending approval and processing functions. It is important for the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. To offset the added risk these loans may represent, the Company typically charges a higher interest rate. It also attempts to mitigate this risk through the loan review and approval process.

The provision for loan and lease losses was $590 thousand for the first six months of 1995 versus $540 thousand for the same period in 1994. The allowance for possible loan and lease losses as a percentage of loans was 1.75% at June 30, 1995, compared with 2.05% at December 31, 1994, and 2.30% at June 30, 1994. Net charge-offs for the six months were $614 thousand compared to $274 thousand for the first six months of 1994. Although the allowance as a percentage of loans has decreased, the allowance as a percentage of nonaccrual loans has increased as compared to December 31, 1994 levels when adjusted for the reclassification of assets formerly classified as in-substance foreclosures to loans. In addition, the percentage of portions of loans guaranteed by the U.S. Government has increased from 6.7% at December 31, 1994 and 8.8% at June 30, 1994 to 10.9% at June 30, 1995. The Company will monitor its exposure to loan losses each quarter and adjust its level of provision in the future to reflect changing circumstances. The Company expects that its existing allowance for possible loan and lease losses will be adequate to provide for any additional losses.

The following table sets forth the ratio of nonaccrual loans to total loans, the allowance for possible loan and lease losses to nonaccrual loans and the ratio of the allowance for possible loan and lease losses to total loans, as of the dates indicated.

                                                         June 30                       December 31,
                                                  1995           1994             1994          1993          1992
Nonaccrual loans
 to total loans                                   1.4%           2.0%              1.4%           1.8%         2.4%
Allowance for
 possible loan
 and lease losses
 to nonaccrual
 loans                                          123.7%         112.3%            142.9%         120.9%        72.5%
Allowance for
 possible loan and
 lease losses to
 total loans                                      1.8%           2.3%              2.1%           2.2%         1.8%

Other Operating Income

Other operating income declined from $4.5 million during the first six months of 1994 to $4.1 million during the current six month period. This reduction is primarily related to a decrease in net gain on sale of loans.

The net gain on sale of SBA loans for the current six month period declined to $293 thousand from $1,136 thousand for the six months ended June 30, 1994. This decline resulted from a decrease in sales from $17.7 million for the six months ended June 30, 1994 to $5.1 million in 1995. The Company has altered its strategy with respect to the sale of SBA loans. Rather than continuing to sell the guaranteed portion of the SBA portfolio, the Company intends to retain the guaranteed portion and securitize and sell portions of unguaranteed SBA loans. The Company estimates that the decline in sales between the two periods would be reduced by up to $7.6 million if it had continued to sell the guaranteed portion of loans available for sale in 1995, resulting in an estimated decline in
sales of approximately $5 million.   This decline includes the
effect of recent changes to the SBA program including a reduction in the maximum loan that may be made under the SBA 7(a) program to $500 thousand and, effective May 15, 1995, the temporary elimination of guarantees for refinanced debt, with limited exceptions.

Net servicing income on SBA loans (the net of the servicing income generated on sold SBA loans less the amortization of the gain recorded on the sale of these same loans and the amortization of purchased SBA servicing rights) increased by $375 thousand from $2,004 thousand during the first six months of 1994 to $2,379 thousand for the six months ended June 30, 1995. This increase reflects a lower amortization resulting from a change in the estimates of prepayment speeds of SBA loans TRB services for investors.

Other Operating Expense

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the first six months of 1995 and 1994 (in thousands except percentage amounts):

Six Months                                             Salaries &                 Occupancy &                    Other
Ended                        Average                      Related                   Equipment                Operating
June 30                    Assets(1)                  Benefits(2)                    Expenses                 Expenses
_________________________________________________________________

1995                       $ 261,032                         3.9%                        1.1%                     2.7%
1994                       $ 254,170                         3.5%                        1.0%                     1.9%

(1)    Based on average daily balances.

(2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages are 4.1% and 3.8% for 1995 and 1994, respectively.

The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the six months ended June 30, 1995 and 1994 (amounts in thousands except percentage amounts):

                                                      Six Months Ended                    Increase (Decrease)
                                                         June 30,                         1995 over 1994
                                                       1995       1994                     Amount    Percentage

Salaries and related
 benefits..............                               $ 5,263        $ 4,791                 $   472              9.9%
Occupancy and
equipment..............                                 1,429          1,234                     195             15.8
Insurance..............                                   140            148                      (8)            (5.4)
Postage................                                   149            128                      21             16.4
Stationery and
 supplies..............                                   145            141                       4              2.8
Telephone..............                                   150            127                      23             18.1
Advertising............                                   352            171                     181            105.8
Legal..................                                   211             12                     199          1,658.3
Consulting.............                                   191             73                     118            161.6
Audit and accounting
 fees..................                                    96             91                       5              5.5
Directors' fees and
 expenses..............                                   505            174                     331            190.2
Debenture offering
 cost..................                                    48             37                      11             29.7
FDIC assessments.......                                   275            301                     (26)            (8.6)
Sundry losses..........                                   352             51                     301            590.2
Other..................                                   833            881                     (48)             5.4
                                                     $ 10,139         $8,360                 $  1,779            21.3%

The increase in salaries and benefits is primarily attributable to the new branches and the addition of several management level employees, including a President and Senior Lending Officer at TRB and a Senior Lending Officer at SBN. Additionally, during 1994 the Company increased its staffing in its SBA operations and during the first quarter of 1995 opened a new equipment leasing department at SBN. A portion of the rise in occupancy and equipment expenses resulted from the opening of mortgage offices in Bellevue, Washington and Las Vegas, Nevada late in 1994. Operating results at the Bellevue, Washington office fell below expectations and during May 1995 the Company began the process required to close this office. The new TRB branches also contributed to the increase in occupancy and equipment.

Advertising in 1995 includes an expanded budget for TRB and costs related to TRB's new branches. Legal expenses relate to general litigation matters and a voluntary internal investigation of the Company's investment in an entity known as Community Assets Management. Consulting costs in 1995 include costs related to a corporate identity study, a review of directors' compensation and assistance in strategic planning . Directors' expenses in 1995 include a $314 thousand pre-tax charge for the Director Emeritus Program, which provides retirement benefits to certain directors who choose to participate in the program. Sundry losses in 1995 include a $100 thousand business loss related to other real estate owned, $126 thousand related to two litigation matters, and $22 thousand related to the closing of the Bellevue mortgage office.


Provision for Income Taxes

Provision for income taxes have been made at the prevailing statutory rates and include the effect of items which are classified as permanent differences for federal and state income tax. The provision for income taxes was $568 thousand and $668 thousand for the six months ended June 30, 1995 and 1994, respectively, representing 37.1% and 37.6% of income before taxation for the respective periods.


Results of Operations (Three months ended June 30, 1995 and 1994)

Net income decreased by $158 thousand from $594 thousand for the three months ended June 30, 1994 to $436 thousand for the current quarter. The decrease included a $992 thousand increase in net interest income and a $110 thousand reduction in the provision for income taxes. These items were offset by a $50 thousand increase in the provision for possible loan and lease losses, a $423 thousand decrease in other operating income and a $787 thousand increase in other operating expenses.


Net Interest Income

The yield on net interest earning assets increased from 6.06% during the second quarter of 1994 to 7.52% during the three months ended June 30, 1995. As in the six month comparison, yield was positively affected by an increase in the percentage of average loans to average earning assets from 78.6% during the 1994 quarter to 84.2% in the 1995 quarter.

Yields and interest earned, including loan fees for the three months ended June 30, 1995 and 1994 were as follows (in thousands except percent amounts):

                                                                      Three Months                        Three Months
                                                                    Ended 06/30/95                      Ended 06/30/94
Average loans
 outstanding (1)                                                         $188,845                            $167,169
Average yields                                                               12.0%                                9.8%
Amount of interest and
 origination fees earned                                                 $  5,647                            $  4,099

(1) Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $318 thousand and $270 thousand for the three months ended June 30, 1995 and 1994, respectively, yields on average loans outstanding were 11.3% and 9.2%. The prime rate (upon which a large portion of the Company's loan portfolio is based) was 9.0% for the 1995 quarter and averaged 6.9% for the 1994 quarter. This increase in prime is the major component of the increase in loan yields.

Other earning assets averaged $35.4 million in the current quarter as compared to $45.4 million for the three months ended June 30, 1994.

Rates and amounts paid on average deposits, including non-interest bearing deposits for the three months ended June 30, 1995 and 1994, were as follows (in thousands except percent amounts):

                                                                                                 Three Months      Three Months
                                                                                               Ended 06/30/95    Ended 06/30/94
Average deposits outstanding (1)                                                                     $223,659          $215,224
Average rate paid                                                                                         3.1%              2.2%
Amount of interest paid or accrued                                                                   $  1,717          $  1,160

(1) Amount outstanding is the average of daily balances for the periods.


The effective interest rates paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the second quarter of 1995 and 1994 were as follows: (In thousands except percent amounts)

                                         1995                                            1994
                                         MONEY                                         MONEY
                          NOW            MARKET          TIME           NOW            MARKET       TIME


Average Balance          $34,765        $50,175        $79,735        $32,366        $60,122      $62,880

Rate Paid                    1.3%           2.9%           5.9%           1.3%           2.4%         4.0%

Provision for Possible Loan and Lease Losses

The Company believes that an increase in the level of the provision for possible loan and lease losses is appropriate given the current level of losses and the Company's review of the exposure to loss in its loan portfolio.

Other Operating Income

The net gain on sale of SBA loans decreased by $724 thousand from $776 thousand during the 1994 quarter to $52 thousand during the three months ended June 30, 1995. This decrease resulted from a decrease in sales from $13.1 million during the second quarter of 1994 to $1.3 million in the current quarter. As discussed earlier, the Company has changed its strategy with respect to sales of SBA loans and has experienced a decline in its SBA loan production.

Net servicing income on SBA loans increased from $982 thousand during the second quarter of 1994 to $1,180 thousand for the three months ended June 30, 1995. This increase results from the change in amortization of excess servicing discussed earlier.

Other Operating Expense

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the second quarter of 1995 and 1994 (in thousands except percentage amounts):

                                                                    Salaries &             Occupancy &               Other
Three Months                              Average                      Related               Equipment           Operating
Ended June 30,                          Assets(1)                  Benefits(2)                Expenses            Expenses

1995                                     $265,454                         3.8%                    1.1%                2.8%
1994                                     $254,314                         3.6%                    1.0%                2.0%

(1)   Based on average daily balances.

(2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages are 3.8% for both
1995 and 1994.

The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the three months ended June 30, 1995 and 1994 (amounts in thousands except percentage amounts):

                                                       Three Months Ended                      Increase (Decrease)
                                                           June 30                             1995 over 1994
                                                         1995       1994                       Amount    Percentage
Salaries and related
 benefits..............                               $ 2,541         $2,439                  $  102             4.2%
Occupancy and
equipment..............                                   719            613                     106            17.3
Insurance..............                                    65             74                      (9)          (12.2)
Postage................                                    84             56                      28            50.0
Stationery and
 supplies..............                                    81             66                      15            22.7
Telephone..............                                    78             70                       8            11.4
Advertising............                                   210             97                     113           116.5
Legal..................                                   112             12                     100           833.3
Consulting.............                                    91             47                      44            93.6
Audit and accounting
 fees..................                                    40             56                     (16)          (28.6)
Directors' fees and
 expenses..............                                   408             85                     323           380.0
Debenture offering
 cost..................                                    24             10                      14           140.0
FDIC assessments.......                                   138            158                     (20)          (12.7)
Sundry losses..........                                    69             47                      22            46.8
Other..................                                   445            488                     (43)           (8.8)
                                                       $5,105         $4,318                   $  787           18.2%

Of the 17.3% increase in occupancy and equipment, 6.5% relates to the new TRB branches. Consistent with the six month comparison, advertising in 1995 reflects an expanded budget for TRB and costs related to the new branches. The increase in legal primarily results from a voluntary internal investigation of the Company's investment in Community Assets Management. Directors' expenses include the minimum cost of the Director Emeritus Program.


Provision for Income Taxes

The provision for income taxes was $267 thousand and $377 thousand for the three months ended June 30, 1995 and 1994, respectively, representing 38.0% and 38.8%, of income before taxation for the respective periods.

Sierra Tahoe Bancorp
10-Q Filing
June 30, 1995

Part II.

Item 1.             Legal Proceedings.

                    During 1987, the Company took title, through foreclosure, of a property located in Placer County which subsequent to TRB's sale of the property was determined to be contaminated with a form of hydrocarbons. At the time it owned the property, TRB became aware of and investigated the status of certain buried underground tanks that had existed on the property. TRB hired a consultant to study the tanks and properly seal them. Several years later, and after resale of the property, contamination was observed in the area of at least one of the buried tanks and along an adjoining riverbank of the Yuba River. TRB, at the time of resale of the property, was not aware of this contamination but was aware of the existence of the tanks and disclosed this to its purchaser.

                    A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board. As a result of the discovery of the contamination, two civil lawsuits have been very recently instituted against TRB by the current owner of the property, who is also TRB's borrower.

                    TRB's counsel on this matter believes that TRB's share of the cost of remediation will not be material to TRB's or the Company's performance and will be within existing reserves established by TRB for this matter.

                    The Company and its subsidiaries have been named in a suit filed in the U.S. District Court, Central District of California. The Plaintiffs are banks who lost portions of investments made through a fund managed by Community Assets Management ("CAM"), which is no longer in operation. Plaintiffs allege that the Company and its subsidiaries exited the fund prior to being exposed to loss based upon inside information. Also named in his capacity as director of CAM is Jerrold Henley who also serves the Company as a Director and Chairman of the Board. The Company has investigated the allegations in detail and has found no basis for the action and will defend the civil action. The Company believes this issue will not have a material adverse impact on its financial condition or results of operations.

                    In addition, the Company is subject to some minor pending and threatened legal actions which arise out of the normal course of business and, in the opinion of Management, the disposition of these claims currently pending will not have a material adverse effect on the Company's financial position.

Item 2.             Change in Securities.  No changes.

Item 3.             Defaults Upon Senior Securities.  Not applicable.

Item 4.             Submission of Matters to a Vote of Securities Holders.
                               None.

Item 5.             Other Information.  Not applicable.

Item 6.             Exhibits and Reports on Form 8-K.

               (a)     Exhibits.

               10.1      Lease Agreement between Truckee River
                         Bank and Realty Advisors, Inc.

               10.2      Lease Agreement between Truckee River
                         Bank and Western Investment Real Estate
                         Trust and Pinecreek Shopping Center
                         Associates.

               11.       Statement regarding computation of per share earnings.

               (b)       Reports on Form 8-K.

                         The Bancorp filed a Form 8-K dated May 25, 1995, reporting authorization by its Board of Directors to repurchase up to 50,000 shares of its common stock.

10-Q Filing
June 30, 1995








                                                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.









Date  August 9, 1995             /s/ William T. Fike
                                 William T. Fike
                                 President/Chief Executive Officer




Date  August 9, 1995             /s/ David C. Broadley
                                  David C. Broadley
                                  Executive Vice
                                   President/
                                   Chief Financial Officer