Form 10-Q
period 1995-09-30
SIERRA TAHOE BANCORP
filed 1995-11-13
CIK 790555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       ----------------------------


For the Quarter ended September 30, 1995         Commission File No. 0-15450


                              SIERRA TAHOE BANCORP
             (Exact Name of Registrant as Specified in its Charter)


            California                                  68-0091859
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
 of Incorporation or Reorganization)


10181 Truckee-Tahoe Airport Rd., P.O. Box 61000,              96160-9010
 Truckee, California
    (Address of Principal Executive Offices)                  (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (916) 582-3000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes  X            No ____
                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 1995: Common Stock - Authorized 10,000,000 shares of no par; issued and outstanding - 2,587,669.

10-Q Filing
September 30, 1995



Part I.           Financial Information

Item 1.           Financial Statements



Following are condensed consolidated financial statements for Sierra Tahoe Bancorp ("Bancorp", or together with its subsidiaries, the "Company") for the reportable period ending September 30, 1995. These condensed consolidated financial statements are unaudited, however, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and earnings of the Company in conformity with generally accepted accounting principles. The accompanying notes are an integral part of these condensed consolidated financial statements.


                      SIERRA TAHOE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                                   (Unaudited)

                    September 30, 1995 and December 31, 1994
                        (Amounts in thousands of dollars)



ASSETS                                                                       09/30/95                           12/31/94
                                                                            ----------                         ----------

         Cash and due from banks                                            $  20,875                          $  18,049

         Federal funds sold                                                    13,500                              8,000

         Investment securities and
           investments in mutual funds
           (Note 4)                                                            26,225                             32,817

         Loans held for sale                                                   21,361                              2,067

         Loans and leases, net of
           allowance for possible loan
           and lease losses of $3,738
           in 1995 and $3,546 in 1994
           (Notes 2 & 5)                                                      196,976                            167,326


         Other assets                                                          32,097                             31,716
                                                                            ---------                          ---------

           TOTAL ASSETS                                                     $ 311,034                          $ 259,975
                                                                            =========                          =========

LIABILITIES

         Deposits                                                           $ 268,344                          $ 218,876
         Convertible debentures                                                10,000                             10,000
         Other liabilities                                                      3,457                              2,936
                                                                            ---------                          ---------

           TOTAL LIABILITIES                                                  281,801                            231,812
                                                                            ---------                          ---------

SHAREHOLDERS' EQUITY

         Common stock                                                          10,634                             11,002

         Retained earnings                                                     18,802                             17,839

         Unrealized loss on
           investment securities
           available for sale                                                    (203)                              (678)
                                                                            ---------                          ---------

           TOTAL SHAREHOLDERS' EQUITY                                          29,233                             28,163
                                                                            ---------                          ---------

           TOTAL LIABILITIES &
           SHAREHOLDERS' EQUITY                                             $ 311,034                          $ 259,975
                                                                            =========                          =========


The  accompanying  notes are an integral  part of these  Condensed
Consolidated Statements of Condition.


                      SIERRA TAHOE BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
         For the Three and Nine Months Ended September 30, 1995 and 1994
                 (Amounts in thousands except per share amounts)
                                                                         Three             Three              Nine             Nine
                                                                        Months            Months            Months           Months
                                                                         Ended             Ended             Ended            Ended
                                                                      09/30/95          09/30/94          09/30/95         09/30/94
                                                                      --------          --------          --------         --------
Interest Income:
  Interest and fees on loans
      and leases                                                      $  6,175          $  4,521          $ 16,904         $ 12,404
  Interest on federal funds
      sold                                                                 186               165               360              337
  Interest on investment
      securities and deposits                                              405               485             1,238            1,301
                                                                      --------          --------          --------         --------

        Total Interest Income                                            6,766             5,171            18,502           14,042
                                                                      --------          --------          --------         --------

Less Interest Expense:

  Interest on deposits                                                   2,075             1,214             5,188            3,521
  Interest on convertible debentures                                       212               226               638              569
  Other interest expense                                                    (1)               10                15               34
                                                                       -------          --------          --------         --------

Total Interest Expense                                                   2,286             1,450             5,841            4,124
                                                                       -------          --------          --------         --------

Net Interest Income                                                      4,480             3,721            12,661            9,918

Provision for Possible Loan
  and Lease Losses                                                         390               260               980              800
                                                                       -------          --------          --------         --------

Net Interest Income After Provision
  for Possible Loan and Lease Losses                                     4,090             3,461            11,681            9,118

Other Operating Income                                                   1,977             2,289             6,058            6,767

Other Operating Expenses                                                 5,020             4,372            15,159           12,732
                                                                       -------          --------          --------         --------

Income Before Provision for Income
   Taxes                                                                 1,047             1,378             2,580            3,153
Provision for Income Taxes                                                 424               526               993            1,193
                                                                       -------          --------          --------         --------

  NET INCOME                                                           $   623          $    852          $  1,587         $  1,960
                                                                       =======          ========          ========         ========

  EARNINGS PER SHARE
   Primary                                                             $  0.23          $   0.32          $   0.59          $  0.74
   Weighted Average Shares
      Outstanding                                                        2,649             2,687             2,675            2,664
   Fully diluted                                                          0.20              0.26              0.53             0.64
   Weighted Average Shares
      Outstanding                                                        3,676             3,734             3,687            3,574

Cash Dividends Paid Per Share
   of Common Stock                                                     $  0.12          $      0          $   0.24          $     0

The  accompanying  notes are an integral  part of these  Condensed
Consolidated Statements of Income.

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended September 30, 1995 and 1994
                        (Amounts in thousands of dollars)
                                                                                Nine Months                   Nine Months
                                                                                Ended 09/30/95                Ended 09/30/94
                                                                                --------------                --------------
Cash Flow From Operating Activities:
  Interest and fees received                                                       $ 17,619                      $  13,463
  Service charges and commissions received                                            1,283                          1,111
  Servicing income received                                                           4,679                          4,823
  Interest paid                                                                      (5,946)                        (4,140)
  Cash paid to suppliers and employees                                              (13,490)                       (11,455)
  Income taxes paid                                                                    (965)                        (1,328)
  Mortgage loans originated for sale                                                (25,176)                       (24,916)
  SBA loans originated for sale                                                     (18,724)                       (28,473)
  SBA loans sold                                                                      5,503                         24,864
  Mortgage loans sold                                                                26,167                         27,927
  Other items                                                                           788                            869
                                                                                   --------                      ---------
    Net Cash (Used In) Provided By
      Operating Activities                                                         $ (8,262)                     $   2,745
                                                                                   --------                      ---------

Cash Flow From Investing Activities:
  Proceeds from sales of mutual funds -
    available for sale                                                                  225                          6,516
  Proceeds from maturities of investment
    securities - held to maturity                                                       573                          1,552
  Proceeds from maturities of investment
    securities - available for sale                                                   1,198                          8,000
  Proceeds from sales of investment
    securities - available for sale                                                   8,484                          4,986
  Proceeds from sales of investment
    securities-held to maturity (Note 4)                                                999                              0
  Purchase of investment securities -
    held to maturity                                                                      0                         (1,496)
  Purchase of investment securities -
    available for sale                                                               (4,092)                       (26,362)
  Loans made net of principal collections                                           (37,303)                        (8,723)
  Capital expenditures                                                               (1,944)                        (1,166)
  (Increase) decrease in other assets                                                   (28)                           298
                                                                                   --------                      ---------
    Net Cash Used In Investing Activities                                          $(31,888)                     $ (16,395)
                                                                                   --------                      ---------
Cash Flow From Financing Activities:
  Net (decrease) increase in demand,
    interest bearing and savings accounts                                            (3,003)                         8,007
  Net increase (decrease) in time deposits                                           52,471                         (4,609)
  Dividend paid                                                                        (624)                             0
  Proceeds from issuance of subordinated
    debentures                                                                            0                         10,000
  Proceeds from issuance of common stock                                                 77                              8
  Repurchase of common stock                                                           (445)                             0
                                                                                   --------                      ---------
  Net Cash Provided by Financing Activities                                          48,476                         13,406
                                                                                   --------                      ---------
  Net Increase (Decrease) in Cash and Cash
    Equivalents                                                                       8,326                           (244)
  Cash and Cash Equivalents at Start of Year                                         26,049                         32,133
                                                                                   --------                      ---------
  Cash and Cash Equivalents at September 30                                        $ 34,375                      $  31,889
                                                                                   ========                      =========

The  accompanying  notes are an integral  part of these  Condensed  Consolidated
Statements of Cash Flows.


                      SIERRA TAHOE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For The Nine Months Ended September 30, 1995 and 1994
                  (Continued) (Amounts in thousands of dollars)

                       RECONCILIATION OF NET INCOME TO NET

                 CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES

                                                                                        Nine                     Nine
                                                                                        Months                   Months
                                                                                        Ended                    Ended
                                                                                        09/30/95                 09/30/94
                                                                                        --------                 ------
Net Income:                                                                             $  1,587                 $  1,960

Adjustment to Reconcile Net Income to Net
Cash Provided:

  Depreciation and amortization                                                              806                      868
  Provision for possible loan and lease losses                                               980                      800
  Provision for income taxes                                                                 993                    1,193
  Gain on sale of SBA loans under cash received                                               18                      154
  Amortization of excess servicing on SBA loans                                            1,009                    1,436
  Amortization of purchased mortgage servicing
     rights                                                                                  129                      129
  (Decrease) increase in interest payable                                                   (105)                     134
  Increase (decrease) in accrued expenses                                                    396                     (378)
  Amortization of premiums/discounts on loans                                               (345)                    (386)
  Decrease in taxes payable                                                                 (965)                  (1,328)
  Increase in loans originated for
     sale                                                                                (12,230)                    (598)
  Decrease (increase) in prepaid expenses                                                     53                   (1,056)
  Other items                                                                               (588)                    (183)
                                                                                        --------                 --------

     Total Adjustments                                                                    (9,849)                     785
                                                                                        --------                 --------

Net Cash (Used In) Provided By Operating                                                $ (8,262)                $  2,745
   Activities                                                                           ========                 ========

---------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES


For the nine months ended September 30, 1995 and 1994, $373,000 and $682,000 of loans were transferred to other real estate owned.

In the 1995 period, $572,000 of assets formerly classified as in-substance foreclosures were reclassified as loans.

In 1995, $20.0 million of unguaranteed SBA loans originated in earlier years were transferred to held for sale status. Concurrently, $21.4 million of guaranteed SBA loans were transferred to the Company's investment portfolio at cost, which was lower than market.



The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

Sierra Tahoe Bancorp
Notes to Condensed Consolidated Financial Statements
September 30, 1995 and December 31, 1994

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in a condensed format and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the nine months ended September 30, 1995.

2.   LOANS

     As of September 30, 1995, and December 31, 1994, the Bank's loan portfolio consisted of the following (in thousands):


                                                                                September 30,                 December 31,
                                                                                    1995                         1994
                                                                                -------------                 ------------

     Commercial ..........................                                      $137,987                      $126,495
     Real Estate - Mortgage...............                                        23,233                        18,526
     Real Estate - Construction...........                                        30,605                        18,599
     Individual and Other.................                                         6,802                         7,367
     Lease Receivables....................                                         2,319                           202
                                                                                --------                      --------

     Total gross loans and leases.........                                       200,946                       171,189

     Net deferred loan fees...............                                           232                           317
     Allowance for possible loan and lease
       losses ............................                                         3,738                         3,546
                                                                                --------                      --------
     Total loans and leases, net of deferred
       fees and allowance for possible loan
       and lease losses ..................                                      $196,976                      $167,326
                                                                                ========                      ========

     Guaranteed portion of SBA loans held
       for sale...........................                                             0                           636
     Unguaranteed portion of SBA loans
       held for sale......................                                        20,772                             0
     Mortgage loans held for sale.........                                           589                         1,431
                                                                                --------                      --------

     Total loans held for sale............                                      $ 21,361                      $  2,067
                                                                                ========                      ========

     The guaranteed portion of completed SBA loans at September 30, 1995 was $14.0 million. Of total gross loans and leases at September 30, 1995, $4.0 million were considered to be impaired (see Note 5). The allowance for possible loan and lease losses included $660 thousand related to these loans. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was $3.0 million.

Sierra Tahoe Bancorp
Notes to Condensed Consolidated Financial Statements
September 30, 1995 and December 31, 1994


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


5.     IMPAIRED LOANS

       Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan, and 118, Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure. SFAS No. 114 requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and requires certain disclosures.

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

       Interest is recognized on impaired loans where cash is received and the future collection of principal is considered by management to be probable. The amount so recognized was not material to operations during the first nine months of 1995.

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

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

Effective February 8, 1994 the Bancorp issued $10 million of 8 1/2% Convertible Debenture Securities due February 1, 2004 ("Debenture Offering"). A portion of the net proceeds from this offering have been utilized to pay operating expenses of the holding company, to provide a $300 thousand equity infusion into Sierra Bank of Nevada ("SBN"), to repurchase 50,000 shares of stock on the open market, and to pay dividends to the Bancorp's shareholders. Of the $6.9 million remainder, $1.0 million is invested in a loan, $5.5 million has been used to reduce the Company's reliance on out-of-area time deposits, and $0.4 million provides the operating cash resources for the holding company. It is intended that the additional capital will be used to expand the Company's operations in Nevada and Northern California, and to expand the Company's Small Business Administration ("SBA") and other business operations.

Total assets increased by $51.0 million from $260.0 million at December 31, 1994, to $311.0 million at September 30, 1995. This increase included increases of $2.8 million in cash and due from banks, $5.5 million in federal funds sold, $48.9 million in loans, net of the allowance for possible loan and lease losses, and $0.4 million in other assets. These increases were offset by a decrease of $6.6 million in investment securities and investments in mutual funds. Mutual funds, federal funds sold and unpledged investment securities classified as available for sale (which consist primarily of short-term U.S. Treasury and agency securities with a remaining maturity of less than two years) are all sources of short-term liquidity and can be used somewhat interchangeably to provide liquidity. Of the Company's total investment securities, $5.0 million were pledged at September 30, 1995.

The increase in loans includes the effect of the Company's decision to retain the guaranteed portion of its SBA loans. This represents a new strategy whereby the Company intends to securitize and sell the unguaranteed portion of SBA loans. SBA loans increased $19.8 million from $95.9 million at December 31, 1994 to $115.7 million at September 30, 1995. Other loan increases were $11.8 million in commercial loans, $4.7 million in real estate loans, $12.0 million in construction loans, and $2.1 million in leases. Consumer loans decreased by $600 thousand and mortgage loans held for sale decreased $800 thousand. Gross loans outstanding at SBN increased during 1995 from $41.1 million at December 31, 1994 to $50.0 million at September 30, 1995.

The Company has decided to defer its planned securitization of the non-guaranteed portion of SBA loans from the fourth quarter of 1995 into 1996. This change will defer income that would have been recognized in 1995 into 1996 and is expected to result in earnings for 1995 being below those reported for 1994. The decision to defer the securitization was made because of a recently announced pending change in regulations by the SBA which if enacted will reduce the amount of loan value that must be retained by Truckee River Bank ("TRB") from 20% to 10% with respect to loans made under the SBA's Preferred Lender Program. This will allow the Company to increase the securitization from approximately $20 million to approximately $40 million. The economies of scale from the larger securitization is expected to increase the anticipated gain by $400 thousand.

Deposits increased by $49.4 million from $218.9 million at December 31, 1994 to $268.3 million at September 30, 1995. A decrease of $5.3 million in interest-bearing transaction accounts was offset by increases of $1.8 million in non-interest bearing demand accounts, $52.5 million in time deposits, and $0.4 million in savings accounts. The Company attributes the decrease in transaction accounts primarily to two factors, the transfer of funds into higher yielding time certificates of deposit and the movement of funds into nonbank investment vehicles such as money market mutual funds. The increase in time deposits includes an increase in out-of-area certificates of deposit of $19.0 million.

The unrealized loss on investment securities available for sale, net of the related tax effect, decreased $475 thousand from $678 thousand at December 31, 1994 to $203 thousand at September 30, 1995. Of this ending balance, $106 thousand represents unrealized loss on mutual funds and $97 thousand relates to other securities. Net unrealized losses on securities classified as available for sale, excluding the related tax effect, represent 1.4% of the amortized cost of the Company's available for sale securities at September 30, 1995.

In June and July 1993, SBN entered into two Memoranda of Understanding ("MOU") with the Federal Reserve Bank ("FRB") and the Nevada Department of Commerce, Division of Financial Institutions (the "NDFI"). The June 1993 MOU was terminated by the FRB and the NDFI on May 12, 1995. The July 1993 MOU with its regulators includes provisions that it must establish satisfactory corrective actions to remedy and prevent certain compliance deficiencies and weaknesses by strengthening its policies and procedures related to its ongoing operations. Termination of the agreement is dependent on the FRB and NDFI agreeing to terminate the agreement which is in the sole discretion of the FRB and NDFI. The Company believes SBN is in substantial compliance with the terms of the agreement.

On April 17, 1995, TRB opened two new branches, one in Auburn and a second branch in Grass Valley, California. On July 17, 1995, TRB opened a regional facility in Sacramento, California. SBN opened a branch in Carson City, Nevada on September 6, 1995. Start-up costs incurred for these branches will be funded from operating surpluses at the respective banks.

SBN is constructing a new headquarters facility in Reno, and ground breaking took place during the quarter. Total costs incurred through September 30, 1995 for the land and building were $1.2 million.

In July 1995, the Company discontinued its mortgage banking operations which in recent years have not been a significant portion of the Company's business and were not currently profitable. A one time pre-tax charge of approximately $200 thousand was taken in the third quarter.

The Bancorp paid dividends of twelve cents per share during March and September 1995. During June 1995, the Company repurchased 50,000 shares of its common stock on the open market at a total cost of $445 thousand.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 1995 and 1994)

Net income for the nine months ended September 30, 1995 decreased by 19.0% from $1,960 thousand for the nine months ended September 30, 1994 to $1,587 thousand during the current nine month period. Net interest income increased by $2,743 thousand and the provision for income taxes was reduced by $200 thousand. The positive effect of these items on net income was offset by a $180 thousand increase in the provision for possible loan and lease losses, a reduction of $709 thousand in other operating income and a $2,427 thousand increase in other operating expenses.

Net Interest Income

The yield on average interest earning assets for the nine months ended September 30, 1995 was 7.32%. This compares to 6.17% for the first nine months of 1994. The increase reflects the increase in the average prime rate during the comparison periods and an increase in the percentage of average loans to average interest earning assets from 76.9% in the first nine months of 1994 to 83.2% in the current nine months.

Interest on debentures for the first nine months of 1995 was $638 thousand compared to $569 thousand for 1994. Pending the ultimate use of the debenture proceeds as more fully described in the section "FINANCIAL CONDITION", these funds are being temporarily used to reduce the Company's reliance on out-of-area time deposits which are accruing interest at a lesser rate than the rate paid on the debentures.

Yields and interest earned, including loan fees for the nine months ended September 30, 1995 and 1994, were as follows (in thousands except percent amounts):

                                                                                    Nine                  Nine
                                                                                  Months                Months
                                                                                   Ended                 Ended
                                                                                09/30/95              09/30/94
                                                                                --------              --------
Average loans outstanding (1)                                                   $192,393              $165,248
Average yields                                                                     11.8%                 10.0%
Amount of interest and origination
   fees earned                                                                  $ 16,904              $ 12,404

(1)  Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $846 thousand and $780 thousand for the nine months ended September 30, 1995 and 1994, yields on average loans outstanding were 11.2% and 9.4%, respectively. The prime rate (upon which a large portion of the Company's loan portfolio is based), averaged 8.9% for the 1995 period and 6.8% for the 1994 period.

The Company has experienced an increase in its overall cost of deposits from 2.15% for the nine months ended September 30, 1994 to 2.99% in the current period. This includes the effect of the overall increase in rates during the comparison period and an increase in the percentage of time deposits to total deposits. Average time deposits were 35.3% and 28.6% of average total deposits for the nine months ended September 30, 1995 and 1994, respectively.

Rates and amounts paid on average deposits including non-interest bearing deposits for the nine months ended September 30, 1995 and 1994 were as follows (in thousands except percent amounts):

                                                                                    Nine                  Nine
                                                                                  Months                Months
                                                                                   Ended                 Ended
                                                                                09/30/95              09/30/94
                                                                                --------              --------
Average deposits outstanding (1)                                                $230,947              $219,055
Average rates paid                                                                  3.0%                  2.2%
Amount of interest paid or accrued                                              $  5,188              $  3,521

(1) Amounts outstanding are the average of daily balances for the periods.

The effective interest rate paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the first nine months of 1995 and 1994 were as follows:

                                                             1995                                               1994
                                            ---------------------------------------           --------------------------------------
                                                              MONEY                                             MONEY
                                              NOW            MARKET            TIME              NOW            MARKET          TIME
Average Balance
 (in thousands) (1)                         $35,779         $50,743         $81,503           $32,167          $61,882       $62,747
Rate Paid                                      1.3%            2.9%            5.8%              1.2%             2.4%          4.0%

(1) Amounts outstanding are the average of daily balances for the periods.

Provision for Possible Loan and Lease Losses

In evaluating the Company's allowance for possible loan and lease losses, management considers the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio, which includes SBA loans and local commercial loans. From inception of its SBA lending program in 1983 through 1990, the Company sustained a relatively low level of losses from these loans. Losses, net of recoveries from the unguaranteed portion of SBA loans retained in the Company's loan portfolio, increased from $232 thousand in 1991 to $648 thousand in 1992 and decreased to $377 thousand in 1993 and $373 thousand in 1994 and totaled $489 thousand for the nine months ended September 30, 1995. The increase in 1992, 1993, 1994 and 1995 over 1991 includes the effect of the maturing of the SBA loan portfolio, the impact of the recession in California on borrowers and collateral values, and an increase in the size of the SBA loan portfolio. Most of the Company's other commercial loan losses have been for loans to businesses within the Tahoe Basin area and, during 1993, 1994 and 1995 at the Company's Sierra Bank of Nevada facility. The Company believes that it has taken steps to minimize its commercial loan losses, including centralization of lending approval and processing functions. It is important for the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. To offset the added risk these loans may represent, the Company typically charges a higher interest rate. It also attempts to mitigate this risk through the loan review and approval process.

The provision for loan and lease losses was $980 thousand for the first nine months of 1995 versus $800 thousand for the same period in 1994. The allowance for possible loan and lease losses as a percentage of loans was 1.68% at September 30, 1995, compared with 2.05% at December 31, 1994, and 2.09% at September 30, 1994. The decrease in this percentage reflects an improvement in the overall quality of the loan portfolio resulting in part from the increase in loans in 1995. Net charge-offs for the nine months were $787 thousand compared to $774 thousand for the first nine months of 1994. The percentage of portions of loans guaranteed by the U.S. Government has increased from 6.7% at December 31, 1994 to 12.0% at September 30, 1995. The Company will monitor its exposure to loan losses each quarter and adjust its level of provision in the future to reflect changing circumstances. The Company expects that its existing allowance for possible loan and lease losses will be adequate to provide for any additional losses.

The following table sets forth the ratio of nonaccrual loans to total loans, the allowance for possible loan and lease losses to nonaccrual loans and the ratio of the allowance for possible loan and lease losses to total loans, as of the dates indicated.

                                                                      September 30                           December 31
                                                                   ------------------           ----------------------------------
                                                                   1995          1994           1994             1993         1992
                                                                   ----          ----           ----             ----         ----
Nonaccrual loans to
 total loans                                                       1.8%          1.4%           1.4%             1.8%         2.4%
Allowance for possible loan and
 lease losses to nonaccrual loans                                 93.7%        150.0%         142.9%           120.9%        72.5%
Allowance for possible loan and
 lease losses to total loans                                       1.7%          2.1%           2.1%             2.2%         1.8%

Nonaccrual loans increased from $2.5 million at December 31, 1994 to $4.0 million at September 30, 1995. Of the $1.5 million increase, approximately $600 thousand represents assets reclassified to loans from in-substance foreclosures, and $800 thousand is guaranteed by the U.S. Government.

Other Operating Income

Other operating income declined from $6.8 million during the first nine months of 1994 to $6.1 million during the current nine month period. This reduction is primarily related to a decrease in net gain on sale of loans.

The net gain on sale of SBA loans for the current nine month period declined to $307 thousand from $1,525 thousand for the nine months ended September 30, 1994. This decline resulted from a decrease in sales from $24.9 million for the nine months ended September 30, 1994 to $5.5 million in 1995. The Company has altered its strategy with respect to the sale of SBA loans. Rather than continuing to sell the guaranteed portion of the SBA portfolio, the Company intends to retain the guaranteed portion and securitize and sell portions of unguaranteed SBA loans. The Company estimates that the decline in sales between the two periods would be reduced by up to $10.7 million if it had continued to sell the guaranteed portion of loans available for sale in 1995, resulting in an estimated decline in sales of approximately $8.7 million. This decline includes the effect of temporary restrictions in the SBA program including a reduction in the maximum loan that may be made under the SBA 7(a) program to $500 thousand and, effective May 15, 1995, the elimination of guarantees for refinanced debt, with limited exceptions. Effective October 12, 1995, these temporary restrictions were removed. The SBA established new guarantee percentages of 80% for loans of $100,000 or less and 75% for all other loans, subject to a maximum guaranteed amount of $750,000. At the same time, the restriction on refinanced debt was eliminated, and the fee structure was revised. These modifications are not expected to have a material adverse impact on the Company's results of operations.

Net servicing income on SBA loans (the net of the servicing income generated on sold SBA loans less the amortization of the gain recorded on the sale of these same loans and the amortization of purchased SBA servicing rights) increased by $306 thousand from $3,230 thousand during the first nine months of 1994 to $3,536 thousand for the nine months ended September 30, 1995. This increase reflects a lower amortization resulting from a change in the estimates of prepayment speeds of SBA loans TRB services for investors.

Other Operating Expense

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the first nine months of 1995 and 1994 (in thousands except percentage amounts):

Nine Months                                               Salaries &                Occupancy &               Other
Ended                          Average                    Related                   Equipment                 Operating
September 30                   Assets (1)                 Benefits (2)              Expenses                  Expenses
------------------------------------------------------------------------------------------------------------------------
   1995                        $ 272,891                      3.7%                      1.1%                     2.5%
   1994                        $ 256,932                      3.5%                      1.0%                     1.8%

(1)  Based on average daily balances.

(2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages are 3.9% and 3.8% for 1995 and 1994, respectively.

The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the nine months ended September 30, 1995 and 1994 (amounts in thousands except percentage amounts):

                                  Nine Months                  Increase (Decrease)
                                  Ended September 30             1995 over 1994
                                    1995          1994        Amount            Percentage
                                  ----------------------     -----------------------------
Salaries and related benefits....$ 7,860        $ 7,279       $  581               8.0%
Occupancy and equipment..........  2,232          1,969          263              13.4
Insurance........................    208            221          (13)             (5.9)
Postage..........................    235            197           38              19.3
Stationery and supplies..........    240            198           42              21.2
Telephone........................    249            187           62              33.2
Advertising......................    552            240          312             130.0
Legal............................    302             31          271             874.2
Consulting.......................    246             97          149             153.6
Audit and accounting fees........    109            108            1               0.9
Directors' fees and expenses.....    631            266          365             137.2
FDIC assessments.................    260            438         (178)            (40.6)
Sundry losses....................    679            219          460             210.0
Other............................  1,356          1,282           74               5.8
                                 -------        -------       ------
                                 $15,159        $12,732       $2,427              19.1%
                                 =======        =======       ======

The increase in salaries and benefits is primarily attributable to the new branches and the opening of a new equipment leasing department at SBN during the first quarter of 1995. The new TRB branches accounted for $188 thousand of the increase in occupancy and equipment.


Advertising in 1995 includes an expanded budget for TRB and costs related to TRB's new branches. Legal expenses relate to general litigation matters and a voluntary internal investigation of the Company's investment in an entity known as Community Assets Management. Consulting costs in 1995 include costs related to a corporate identity study, a review of directors' compensation and assistance in strategic planning. Directors' expenses in 1995 include a $314 thousand pre-tax charge for the Director Emeritus Program, which provides retirement benefits to certain directors who choose to participate in the program, and $25 thousand for an additional retirement plan for TRB's chairman. The decrease in FDIC assessments related to a reduction in rates. Sundry losses in 1995 include a $100 thousand business loss related to other real estate owned, $166 thousand related to two litigation matters, and $223 thousand related to the termination of mortgage operations.

Provision for Income Taxes

Provision for income taxes have been made at the prevailing statutory rates and include the effect of items which are classified as permanent differences for federal and state income tax. The provision for income taxes was $993 thousand and $1,193 thousand for the nine months ended September 30, 1995 and 1994, respectively, representing 38.5% and 37.8% of income before taxation for the respective periods.


Results of Operations (Three months ended September 30, 1995 and 1994)

Net income decreased by $229 thousand from $852 thousand for the three months ended September 30, 1994 to $623 thousand for the current quarter. The decrease included a $759 thousand increase in net interest income and a $102 thousand reduction in the provision for income taxes. These items were offset by a $130 thousand increase in the provision for possible loan and lease losses, a $312 thousand decrease in other operating income and a $648 thousand increase in other operating expenses.


Net Interest Income

The yield on net interest earning assets increased from 6.70% during the third quarter of 1994 to 7.02% during the three months ended September 30, 1995. As in the nine month comparison, yield was positively affected by an increase in the percentage of average loans to average earning assets from 75.6% during the 1994 quarter to 83.4% in the 1995 quarter.

Yields and interest earned, including loan fees for the three months ended September 30, 1995 and 1994 were as follows (in thousands except percent amounts):

                                                        Three Months         Three Months
                                                        Ended 09/30/95       Ended 09/30/94
                                                        --------------       --------------
Average loans outstanding (1)                               $211,264             $166,453
Average yields                                                 11.6%                10.8%
Amount of interest and
 origination fees earned                                    $  6,175             $  4,521

(1)  Amounts outstanding are the average of daily balances for the periods.


Excluding loan fees of $285 thousand for both quarters, yields on average loans outstanding were 11.1% and 10.1% for the 1995 and 1994 quarters, respectively. The prime rate (upon which a large portion of the Company's loan portfolio is based) was 8.8% for the 1995 quarter and averaged 7.5% for the 1994 quarter. This increase in prime is the major component of the increase in loan yields.

Other earning assets averaged $42.0 million in the current quarter as compared to $53.8 million for the three months ended September 30, 1994. The decreases in investment securities and federal funds sold of $9.2 million and $1.9 million, respectively, were offset by the increase in loans of $44.8 million.

Rates and amounts paid on average deposits, including non-interest bearing deposits for the three months ended September 30, 1995 and 1994, were as follows (in thousands except percent amounts):

                                            Three Months      Three Months
                                           Ended 09/30/95    Ended 09/30/94
                                           --------------------------------
Average deposits outstanding (1)             $253,767          $223,580
Average rate paid                                3.2%              2.2%
Amount of interest paid or accrued           $  2,075          $  1,214

(1)  Amounts outstanding are the average of daily balances for the periods.

The effective interest rates paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the third quarter of 1995 and 1994 were as follows (in thousands except percent amounts):


                                  1995                                   1994
                     ---------------------------------      -------------------------------
                                  MONEY                                  MONEY
                       N0W        MARKET        TIME          NOW        MARKET       TIME
                     ---------------------------------      -------------------------------
Average Balance      $39,362     $47,073      $101,154      $33,690     $64,586     $60,169

Rate Paid              1.3%        3.1%          5.9%         1.2%        2.5%        4.2%


Provision for Possible Loan and Lease Losses

The Company increased the provision for possible loan and lease losses in the third quarter of 1995 with the increased volume in loan originations. Loan growth during the quarter was $21.3 million compared to $4.3 million in the third quarter of 1994.

Other Operating Income

The net gain on sale of SBA loans decreased by $374 thousand from $389 thousand during the 1994 quarter to $15 thousand during the three months ended September 30, 1995. This decrease resulted from a decrease in sales from $7.2 million during the third quarter of 1994 to $0.5 million in the current quarter. As discussed earlier, the Company has changed its strategy with respect to sales of SBA loans and has experienced a decline in its SBA loan production.

Net servicing income on SBA loans decreased from $1,226 thousand during the third quarter of 1994 to $1,161 thousand for the three months ended September 30, 1995. This relates to the reduction in SBA sales during the 1995 period.

Other Operating Expense

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the third quarter of 1995 and 1994 (in thousands except percentage amounts):

Three Months                                          Salaries &             Occupancy &           Other
Ended                          Average                Related                Equipment             Operating
September 30                   Assets(1)              Benefits(2)            Expenses              Expenses
------------                   ------                 --------               --------              --------
   1995                        $296,222                  3.7%                   1.2%                  2.2%
   1994                        $262,913                  3.6%                   1.0%                  2.0%

(1)      Based on average daily balances.
(2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages are 3.5% and 3.8% for 1995 and 1994, respectively.

The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the three months ended September 30, 1995 and 1994 (amounts in thousands except percentage amounts):

                                    Three Months                         Increase (Decrease)
                                 Ended September 30                        1995 over 1994
                                 -------------------------           -----------------------------
                                    1995            1994                   Amount    Percentage
Salaries and related benefits....$ 2,596          $ 2,489                 $  107             4.3%
Occupancy and equipment..........    803              636                    167            26.3
Insurance........................     68               73                     (5)           (6.8)
Postage..........................     86               69                     17            24.6
Stationery and supplies..........     94               57                     37            64.9
Telephone........................     99               60                     39            65.0
Advertising......................    199               69                    130           188.4
Legal............................     91               19                     72           378.9
Consulting.......................     55               23                     32           139.1
Directors' fees and expenses.....    126               92                     34            37.0
FDIC assessments.................    (15)             137                   (152)         (110.9)
Sundry losses....................    328              168                    160            95.2
Other............................    490              480                     10             2.1
                                 -------          -------                 ------
                                 $ 5,020          $ 4,372                 $  648            14.8%
                                 =======          =======                 ======

Of the $167 thousand increase in occupancy and equipment, $157 thousand relates to the new branches. Consistent with the nine month comparison, advertising in 1995 reflects an expanded budget for TRB and costs related to the new branches. The increase in legal results from general litigation matters. The decrease in FDIC assessments results from a reduction in rates effective on June 1, 1995. Sundry losses in the third quarter of 1995 include the costs associated with termination of operations of the company's mortgage subsidiary.

Provision for Income Taxes

The provision for income taxes was $424 thousand and $526 thousand for the three months ended September 30, 1995 and 1994, respectively, representing 40.5% and 38.2% of income before taxation for the respective periods.

Sierra Tahoe Bancorp
10-Q Filing
September 30, 1995

Part II.

Item 1.

               Legal Proceedings.

               During 1987, the Company took title, through foreclosure, of a property located in Placer County which subsequent to TRB's sale of the property was determined to be contaminated with a form of hydrocarbons. At the time it owned the property, TRB became aware of and investigated the status of certain underground tanks that had existed on the property. TRB hired a consultant to study the tanks and properly seal them. Several years later, and after resale of the property, contamination was observed in the area of at least one of the underground tanks and along an adjoining riverbank of the Yuba River. TRB, at the time of resale of the property, was not aware of this contamination but was aware of the existence of the tanks and disclosed this to its purchaser.

               A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board. As a result of the discovery of the contamination, two civil lawsuits have been recently instituted against TRB by the current owner of the property, who is also TRB's borrower.

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

Item 2.
               Change in Securities.  No changes.

Item 3.
              Defaults Upon Senior Securities.  Not applicable.

Item 4.
              Submission of Matters to a Vote of Securities Holders.

Sierra Tahoe Bancorp's Annual Meeting of shareholders was held on August 16, 1995, at the North Lake Tahoe Convention Center, Kings Beach, California. The following resolutions were distributed to stockholders and adopted:

              1.      To  elect  the  following   eight  nominees  to  serve  as
                      directors until the next Annual meeting and until their successors are elected and have been qualified:

                                      VOTE:

                                                                         For                        Withheld

                      David W. Clark                                 1,872,798                       60,332
                      William T. Fike                                1,873,092                       60,038
                      Jerrold T. Henley                              1,874,118                       59,012
                      A. Morgan Jones                                1,873,092                       60,038
                      Jack V. Leonesio                               1,873,592                       59,538
                      William W. McClintock                          1,853,948                       79,182
                      A. Milton Seymour                              1,869,820                       63,310
                      Thomas M. Watson                               1,872,190                       60,940

              2. To adopt certain amendments to the Sierra Tahoe Bancorp 1988 Stock Option Plan and approve certain possible non-employee director stock option grants.

                      VOTE:

                      For                        1,505,307

                      Against                      217,367

                      Abstained                    170,342

Item 5.
              Other Information.  Not applicable.

Item 6.
              Exhibits and Reports on Form 8-K.

              (a)      Exhibits.

                       10.1. Construction agreement between Sierra Bank of Nevada and Shaver Contruction, Inc.

                       11. Statement regarding computation of per share earnings.

               (b)     Reports on Form 8-K.

                       There were no reports on Form 8-K filed for the quarter ended September 30, 1995.

10-Q Filing
September 30, 1995















                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.







Date: November 10, 1995       /s/ David C. Broadley
     ------------------      -------------------------------------
                              David C. Broadley
                              Executive Vice President/
                              Chief Financial Officer and authorized
                              to sign on behalf of the registrant

                                  EXHIBIT 10.1

                       FIXED PRICE CONSTRUCTION AGREEMENT


               (Sierra Bank of Nevada--Reno Headquarters Building)


         THIS FIXED PRICE CONSTRUCTION AGREEMENT (the "Agreement") is made and entered into this 24th day of August, 1995 by and between the following parties: SIERRA BANK OF NEVADA, a Nevada Banking Corporation, whose address is 3301 S. Virginia Street, Reno, Nevada 89502 (hereinafter "Bank"), and SHAVER CONSTRUCTION INC., a Nevada Corporation, whose address is 9 Greg Street, Sparks, Nevada 89431 (hereinafter "Contractor") and concerns the following Recitals:


                              W I T N E S S E T H:


         WHEREAS, Bank currently owns that certain vacant parcel of unimproved real property located at the Northeast corner of Kietzke and McCarran Boulevards in the City of Reno, County of Washoe, State of Nevada and specifically described in Exhibit "A" attached hereto and incorporated herein consisting of approximately three acres in size and containing certain internal street and utility improvements (the "Property"); and

         WHEREAS, Contractor is an experienced licensed contractor licensed within the State of Nevada and has agreed, at the specific request of Bank, to construct upon the Property described in Exhibit "A" pursuant to this Agreement an office building and main bank branch for Bank according to the plans, specifications and design attached hereto as Exhibit "B" and incorporated herein by this reference as if set forth in full and generally consisting of three stories and with an aggregate square footage of 28,566 square feet (the Property currently owned by Bank and the improvements to be constructed sometimes being collectively known as the "Building"); and

         WHEREAS, Bank and Developer wish to formalize their intentions with regard to the construction design, cost and completion of the Building upon the Property;

         NOW, THEREFORE, Bank and Contractor agree as follows:

         1. Purpose of Agreement; Incorporation of Recitals. The purpose of this Agreement is to establish the respective terms, conditions, rights and obligations regarding the construction of the Building upon the Property. In that regard, the above-referenced Recitals are incorporated into this Agreement.

         2. Relationship of Bank and Contractor. Bank and Contractor agree and restate that the relationship by and between them, their employees, officers and directors, under this Agreement shall be one between Bank as property owner and Contractor as independent licensed contractor/builder. Bank and Contractor are not joint venturers or partners with regard to this Agreement. Contractor shall be the sole employer or contracting party of or for the various employees, subcontractors, vendors and materialmen furnishing labor or materials to construct the Building and Contractor shall fully satisfy all laws regarding their supervision, safety, industrial injury insurance, payroll-related taxes and other job-related duties and responsibilities.

         3. Approved Architect and Engineer; Approved Plans, Specifications and Design; Change Orders; Quality of Construction; Contact Persons. It is intended that Contractor build the building according to the approved construction plans, including the construction of all drive-thru, parking areas and landscaping required therein. The architect and engineer for the project shall be Don Mackey, A.I.A. and Clark Gribben, respectively. The architect and engineer shall not be changed by Bank or by Contractor without the other parties prior written concurrence; that approval not to be unreasonably withheld. The plans, specifications and design of the Building to be built and surrounding drive-thru, parking areas and landscaping shall be according to the approved plans and specifications. These approved plans, specification and design shall be referred to collectively herein as the "Plans". Except as to matters requiring immediate change and for which no possible consent could be obtained in sufficient time from the other party, the approved Plans may be changed only upon the prior mutual written consent of Bank and Contractor and only after appropriate changes in price have also been agreed to in writing.

Any change orders or other adjustments for additional items or changes rendering the project more or less expensive to complete or which would cause a delay in completion and delivery dates shall specify the Contractor's cost to fully complete that changed project component and the new cost of the entire project and any affect upon completion time being clearly noted thereon by Contractor. In addition to Contractor's cost, any additional change order(s) may add up to a 15.00% additional sum for overhead and profit of the Contractor carrying out the change. Any change orders deleting work will not include the 15.00%. Due to the fixed price nature of this Agreement, no adjustments for cost or completion date shall be allowed to be unilaterally elected by Contractor as to any matter reasonably within the original approved Plans. Any additional changes in addition to the original approved Plans shall be assumed to be within the current construction cost and completion schedule unless specifically agreed to as set forth above in the written change order. At all times the quality of construction shall be comparable to construction of similar new commercial office space in the geographic area with new materials being used throughout. Bank shall specifically approve in writing any deviation from this criteria.

The contact person(s) at Bank authorized to approve any change orders or to verify design or other criteria are as follows: The
President/CEO of Bank; or, in his or her absence, the Chief
Operations Officer of Bank.

         4. Construction Cost; Fixed Price Agreement; Exceeding Fixed Price; Project Underbudget Benefit Sharing. The cost for the construction of the building, including, but not limited to all drive-thru, parking and landscaping required by the Plans and project construction expenses, shall be the sum of Two Million Four Hundred Thirty Five Thousand Three Hundred Twenty Eight Dollars ($2,435,328.00) (hereinafter referred to as the "Fixed Price"). The Fixed Price is further defined in Exhibit "C" attached hereto. The Fixed Price may be adjusted only by change orders executed only in compliance with Paragraph 3, above. Contractor shall assume the sole risk of any construction costs that exceed the Fixed Price for the work set forth in the Plans plus any approved change orders for additional work not set forth in the Plans. Should the project be built according to the Plans plus any approved change orders, and be completed at less than the Fixed Price plus any additional or reduced amounts set forth in those approved change orders, and provided the Building is delivered on a timely basis, Contractor shall receive fifty percent (50.00%) of any resultant sum that was saved by the Contractor measured by the difference between the Fixed Price (plus the effect of approved change orders) and the actual cost to complete the Building; provided, however, not deducted from any deemed savings shall be any savings resulting from budget line items for which Contractor has sole control such as fees charged by wholly owned subsidiaries of Contractor or Contractors' own management fees. Draws and disbursements by Bank
(or Bank's lending institution) to Contractor shall be in accordance with the schedule set forth in Exhibit "D".

         5. Start Date; Completion Date; Penalties For Not Meeting Completion Date. Construction shall commence on or about August 17, 1995 or upon all permits being obtained after diligent attempt to obtain all permits. Work shall proceed for the next Two Hundred Forty (240) calendar days without interruption until April 17, 1996 when the project shall be completed and be available and ready for normal use and occupancy by Bank. Completion shall be deemed to exist when a certificate of occupancy is issued. Should the Building not be completed by April 17, 1996, Bank and Contractor agree to negotiate in good faith an appropriate remedy in favor of Bank to avoid any additional costs resulting from Contractor's inability to deliver the Building to Bank on a timely basis.

         6. Default; Lien Free Status of Project. Failure to adhere to this Agreement by either Bank or Contractor shall result, at the option of the party being affected by that noncompliance, in a default and shall accord the party otherwise in accordance with this Agreement to seek damages or equitable relief as allowed by applicable law in conformance with the dispute resolution procedure stated in Paragraph 7, below. During all times, Contractor shall maintain a lien free status for all work performed as to the project for which Bank has paid sums with regard to. Bank reserves the right to utilize a construction control service to monitor completion of work as set forth on each draw request and to issue checks in the name of the contractor and subcontractor/materialmen if lien releases are not obtained at the time of funding the draw request. Any sums due to the other party shall accrue interest at the legal rate from the date first due. In the event a default is not promptly declared, it shall not be deemed to be a waiver of the later right to declare a default. Time is of the essence in this Agreement.

         7. Arbitration of Disputes. All disputes regarding this Agreement shall be resolved by final and binding arbitration according to the commercial construction dispute resolution rules of the American Arbitration Association. Venue shall be in Reno, Nevada. Arbitration shall be commenced within 30 days of the first demand for arbitration being made and shall be completed within 100 days of the first demand for arbitration. Any disputes determined in good faith to be under $50,000 shall be resolved by a single arbitrator. Any disputes determined in good faith over that amount shall be resolved by a panel of three arbitrators. The decision of the arbitrator(s) shall be final and binding and may include an award of legal fees, costs and expenses, including reasonable and necessary attorneys fees and costs and any bonding costs or premiums.

         8. Miscellaneous. This Agreement may not be assigned by Contractor without the prior written consent of Bank. Contractor shall identify all subcontractors intended to be used on the project to Bank and Bank shall have the right to give preference as subcontractors to Bank customer/tradesmen who serve that particular trade where appropriate and where the project cost would not be increased by that use of bank customer/tradesmen. This Agreement shall be construed according to the laws of the State of Nevada. This Agreement shall only be amended in writing, signed by each party hereto. This Agreement may be executed in counterparts. Gender and tense shall be read in context and shall include singular, plural, masculine, feminine and neuter, where applicable. This Agreement is the result of negotiation and shall not be construed against either party as draftsperson.

         IN WITNESS WHEREOF, we have executed this Agreement on the above-referenced date in Reno, Nevada.

BANK:

SIERRA BANK OF NEVADA
a Nevada Corporation




By: /s/ David A. Funk
   ---------------------------
        David A. Funk

Its: President/CEO




Contractor:

SHAVER CONSTRUCTION, INC.
a Nevada Corporation




By: /s/ Deane Shaver
   --------------------------
        Deane Shaver

Its: President








contract\agreement.sha

                                   EXHIBIT "A"

                          Legal Description of Property



                                 [SEE ATTACHED]

                                   EXHIBIT "B"

                        Plans, Specifications and Design



                                 [SEE ATTACHED]

                                   EXHIBIT "C"

                        Fixed Cost Breakdown By Line Item



                                 [SEE ATTACHED]

                                   EXHIBIT "D"

                           Draw Disbursement Schedule



                                 [SEE ATTACHED]


                                                        Exhibit 11

                                                Sierra Tahoe Bancorp and Subsidiaries
                                              Computation of Earnings Per Common Share

                                           (Amounts in thousands except per share amounts)

                                                           Three              Three               Nine               Nine
                                                           Months             Months              Months             Months
                                                           Ended              Ended               Ended              Ended
                                                           09/30/95           09/30/94            09/30/95           09/30/94
Primary

Net income                                                 $    623           $    852            $  1,587           $  1,960
                                                           ========           ========            ========           ========
Shares
 Weighted average number of
  common shares outstanding                                   2,574              2,592               2,602              2,591

 Assuming exercise of options
  reduced by the number of
  shares which could have
  been purchased with the
  proceeds from exercise of
  such options                                                   75                 95                  73                 73
                                                           --------           --------            --------           --------
 Weighted average number of
  common shares outstanding
  as adjusted                                                 2,649              2,687               2,675              2,664
                                                           ========           ========            ========           ========

Net income per share                                       $   0.23           $   0.32            $   0.59           $   0.74
                                                           ========           ========            ========           ========
Assuming full dilution

Earnings                                                   $    623           $    852            $  1,587           $  1,960
Add after tax interest expense
 applicable to convertible
 debentures                                                     125                133                 374                334
                                                           --------           --------            --------           --------
Net income                                                 $    748           $    985            $  1,961           $  2,294
                                                           ========           ========            ========           ========
Shares
 Weighted average number of
  common shares outstanding                                   2,574              2,592               2,602              2,591

 Assuming conversion of
  convertible debentures                                      1,000              1,041               1,000                900

 Assuming exercise of options
  reduced by the number of
  shares which could have been
  purchased with the proceeds
  from exercise of such options                                 102                101                  85                 83
                                                           --------           --------            --------           --------
 Weighted average number of
  common shares outstanding
  as adjusted                                                 3,676              3,734               3,687              3,574
                                                           ========           ========            ========           ========
Net income per share assuming
 full dilution                                             $   0.20           $   0.26            $   0.53           $   0.64
                                                           ========           ========            ========           ========