Form 10-K
period 1995-12-31
SIERRA TAHOE BANCORP
filed 1996-03-27
CIK 790555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995         Commission File No. 0-15450

                            SIERRA TAHOE BANCORP
           (Exact name of registrant as specified in its charter)

       California                                           68-0091859
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization                          Identification No.)

10181 Truckee-Tahoe Airport Road
P.O. Box 61000 Truckee, CA                                    96160-9010
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including Area Code: (916) 582-3000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
Title of each class                                     which registered

        None                                                  None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, no par value, 8 1/2 % Convertible Subordinated Debentures due February 1, 2004
                         (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes   X       No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996: $29,323,000 (based on closing sales price at March 15, 1996)

Number of shares of Common Stock outstanding at March 15, 1996:  2,597,719


                                                 TABLE OF CONTENTS


                                                                                                           Page No.
PART I

ITEM 1.  BUSINESS............................................................................................... 3

ITEM 2.  PROPERTIES.............................................................................................26

ITEM 3.  LEGAL PROCEEDINGS......................................................................................26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................26

PART II

ITEM 5.  MARKET FOR THE BANCORP'S COMMON STOCK..................................................................27

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA...................................................................28

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS..................................................................................31

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................43

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE........................................................................76

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................77

ITEM 11.  EXECUTIVE COMPENSATION................................................................................79

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................84

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................... 86

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.................................... 87

                                                        PART I
ITEM 1.  BUSINESS

General Development of the Business

Sierra Tahoe Bancorp ("Bancorp", or together with its subsidiaries, the "Company") was incorporated under the laws of the State of California on December 5, 1985 as a bank holding company. Pursuant to a plan of reorganization and merger dated December 19, 1985, Bancorp acquired 100% of the outstanding shares of common stock of Truckee River Bank in a one-for-one exchange of its stock for the stock of Truckee River Bank.
The merger was consummated on July 31, 1986.

On October 29, 1990, Bancorp acquired 100% of the outstanding shares of Sierra Bank of Nevada in a one-for-one exchange of its stock for the stock of Sierra Bank of Nevada. Bancorp, Truckee River Bank, Truckee River Bank's subsidiary, Sierra Tahoe Mortgage Company, and Sierra Bank of Nevada collectively comprise the operations of the Company.

Truckee River Bank was incorporated under the laws of the State of California on March 19, 1980, and, with the approval of the Superintendent of Banks of the State of California (the "CSBD"), opened for business on January 20, 1981. Truckee River Bank commenced operations in 1981 in Truckee, California, a small tourist- based town located in the County of Nevada and situated in the High Sierras about 12 miles north of Lake Tahoe. Truckee River Bank currently maintains nine branches offices in the following communities: Truckee (two branches), South Lake Tahoe, Tahoe City, Kings Beach, Grass Valley (two branches), Auburn and Sacramento, California. In addition, Truckee River Bank maintains eight separate lending offices, primarily for its United States Small Business Administration (the "SBA") lending activities, in the following communities: Truckee, San Francisco, Sacramento, Fresno, Buena Park and Chico, California, and Reno and Las Vegas, Nevada.

Sierra Bank of Nevada was incorporated under the laws of the State of Nevada on January 12, 1989, and, with the approval of the Nevada Department of Commerce, Division of Financial Institutions (the "NDFI"), opened for business in Reno, Nevada on January 9, 1990. In 1995, a second branch was opened in Carson City, Nevada. Sierra Bank of Nevada has its own board of directors composed principally of Reno-based business persons.

Sierra Tahoe Mortgage Company was incorporated on April 19, 1982 and operated a traditional single-family mortgage banking operation until July, 1995 when operations were discontinued.

The Company offers commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. It offers traveler's checks, safe deposit boxes, note collection services, notary public, ATMs and other customary bank services, except international banking and trust services. Annuities and mutual fund investments are also offered through third party providers. Truckee River Bank processes merchant drafts pursuant to established bank card programs, and customers are offered MasterCard and Visa credit cards through a correspondent bank. Sierra Bank of Nevada opened an equipment leasing division in 1995. In addition during 1995 the Company expanded its services to provide a 24 hour automated telephone inquiry service and introduced a P.C. banking product for its business customers.

Narrative Description of Business

The Company's total assets have grown steadily from $174.1 million at December 31, 1990 to $337.5 million at December 31, 1995, a compound annual increase of 14.2%. The Company has had earnings in excess of $1.8 million in each of the last five years. For the year ended December 31, 1995, the Company reported net income of $1.9 million, or a return on average assets of approximately 0.67%. At December 31, 1995, the Company had total loans of $240.0 million, loan loss reserves of $3.8 million, deposits of $293.2 million and total equity capital of $29.8 million.

General Lending Overview

The five general areas in which the Company has directed its lending activities are: SBA loans; residential and non-SBA commercial real estate loans; commercial loans; consumer loans to individuals (including home equity lines of credit); and beginning in 1995, commercial leases. As of December 31, 1995, these five categories accounted for approximately 49%, 23%, 23%, 4% and 1%, respectively, of the Company's total loan portfolio.

SBA Lending

The Company ranked fourth in the nation by dollar volume of loans generated by banks for the SBA's fiscal year ended September 30, 1995 as published by the SBA, and was the second largest SBA lending bank in Region IX (consisting of the far western states, Hawaii and Guam), the largest region in the country. In 1995 the Federal government approved a level of SBA loans guaranteed of $7.8 billion and in 1996 this level is expected to increase to $10.9 billion. The SBA is headquartered in Washington, D.C., and operates through ten regions throughout the United States. The SBA administers three levels of lender participation in its general business loan program, pursuant to Section 7(a) of the Small Business Act of 1953, as amended, and the rules and regulations promulgated thereunder (the "Small Business Act"). Under the first level of lender participation, commonly known as the Guaranteed Participant Program or "Section 7(a)", the lender gathers and processes data from applicants and forwards it, along with its request for the SBA's guarantee, to the local SBA office. The SBA then completes an independent analysis and makes its decision on the loan application. SBA turnaround time on such applications can vary greatly, depending on the backlog of loan applications.

Under the second level of lender participation, known as the Certified Lender Program, the lender (the "Certified Lender") gathers and processes the application and makes its request to the SBA, as in the Guaranteed Participant Program procedure. The SBA then performs a review of the lender's credit analysis on an expedited basis, which review is generally completed within three working days. The SBA requires that lenders originate loans meeting certain portfolio quality and volume criteria before authorizing lenders to participate as Certified Lenders. Authorization to act as a Certified Lender is granted independently by each SBA district office.

The Company operates in California and Nevada as a Preferred Lender ("Preferred Lender"). This designation is the third and highest lender status granted by the SBA. Under this level of lender participation, the lender has the authority to approve a loan and to obligate the SBA to guarantee the loan without submitting an application to the SBA for credit review. The Preferred Lender is required to promptly notify the SBA of the approved loan, along with the submission of pertinent SBA documents. The standards established for participants in the Preferred Lender Program are more stringent than those for participants in the lower two levels and involve meeting additional portfolio quality and volume requirements. In addition, before being granted Preferred Lender status in a particular SBA district, the lender must have been a Certified Lender in such SBA district for at least 12 months. The Company may, at its option, submit loans for approval under the Certified Lender Program.

The Company has, over the last ten years, developed an in-house expertise in the generation and sale of SBA guaranteed loans. The Company's activities in the SBA loan area are expected to continue to be a significant factor in the earnings of the Company. In the past, the Company has acquired SBA loans, mortgage loans and the rights to service these loans from the RTC and others.

The following table summarizes the Company's SBA activities for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 (in thousands).

                                                                   Summary of SBA Loan Activity

                                                                      Year Ended December 31
                                                       ----------------------------------------------------
                                                       1995         1994        1993       1992        1991
                                                       ----         ----        ----       ----        ----
SBA loans originated for sale............           $ 22,163     $36,276     $34,967    $ 36,719    $49,887
SBA loans sold...........................              5,646      38,238      35,120      42,136     51,178
Net SBA servicing income.................              4,660       4,443       4,332       4,443      4,124
Net gain on sale of SBA loans............                307       2,300       3,200       2,638      2,091
Excess Servicing receivable..............             14,813      16,027      16,579      18,576     18,281
SBA loans serviced.......................            413,000     412,000     392,000     391,000    371,000

The Company has historically sold the guaranteed portion of SBA loans (typically secured by first trust deeds on commercial real estate), generally 70% to 90% of the SBA loan value, that it generates in the secondary marketplace and retained the remaining percentage for its own portfolio. The percentage of the retained portion of SBA loans to total loans included in the loan portfolio of the Company at December 31, 1995, 1994 and 1993 was 30%, 46% and 45%, respectively. In 1995, the Company made a decision to change its strategy with respect to the sale of SBA loans. The guaranteed portion of loans is now being retained, and the Company intends to securitize and sell portions of the unguaranteed amount of the loans. The
Company's first securitization is planned for 1996, pending SBA approval, and will include up to $40 million in loans.

At any one time, the Company has a number of SBA loans in process. These are loans which have been partially or fully funded but not yet sold or are not yet available for sale. The income generated from the sale of these loans is recognized when the loans are sold. SBA loans are made for terms from 7 to 25 years depending on the purpose of the loan. The average term for loans sold by the Company for the years ended December 31, 1995, 1994 and 1993 was 21.5 years,
21.6 years and 21.8 years, respectively.

In addition to being guaranteed by the SBA, over 90% of the Company's SBA loans are collateralized by real estate. In the event of a default, the Company shares in the proceeds upon the sale of collateral on a pro rata basis with the SBA, e.g., if the unguaranteed portion of a loan is 20%, then 20% of the net liquidation proceeds would be available to the Company for payment of the unguaranteed portion of the loan.

Since 1983, to support its SBA program, the Company has relied in part on SBA packagers who refer SBA loans to the Company and provide certain services to the borrowers. The packagers receive fees of a fixed amount from the borrower, subject to limits prescribed by the SBA. The packagers also receive a fee from the Company for referring SBA loans to the Company. The referral fee payments are included in the basis of the loans and hence are not disclosed separately in the Company's financial statements. Referral fees incurred by the Company for the years ended December 31, 1995, 1994 and 1993 were $200 thousand, $481 thousand and $392 thousand, respectively.

The Company's relationship with its SBA packagers are informal arrangements. SBA packagers accounted for approximately 27% and 38% of the Company's SBA loan volume during the years ended December 31, 1995 and 1994, respectively. During these same periods, a single SBA packager provided 26% and 18% of the Company's SBA loan volume, respectively. A second SBA packager provided 1% and 18% of the Company's SBA loan volume during the same respective periods. The reduction in packager volume in 1995 includes the loss of loan packages to competition based on price and underwriting factors and the focus by the Company on its eight loan production offices as its primary source for generating new loans.

SBA Guarantees. On October 12, 1995 the President signed the Small Business Lending Enhancement Act of 1995. This act amended the maximum guarantee percentage for loans made under the SBA's 7(a) program to 80% for loans up to $100 thousand and 75% for all loans above $100 thousand. The maximum amount of any loan that the guarantee can apply to was set at $750 thousand. Prior to this act in the case of loans made under the Guaranteed Participant and Certified Lender Programs, the SBA guaranteed 90% of loans of $155 thousand or less, and 85% of loans in excess of $155 thousand with terms of less than 10 years. For loans in excess of $155 thousand with terms greater than 10 years, the maximum guarantee was 75% available under the Guaranteed Participant and Certified Lender Programs. Under the Preferred Lender Program, the maximum guarantee was 75% regardless of loan size or terms. Prior to January 1, 1995, subject to certain exceptions, the SBA's maximum guarantee per borrower was $750 thousand. Late in 1994, the SBA announced a new ruling that, beginning January 1, 1995, reduced the maximum loan that may be made under the SBA 7(a) program to $500 thousand. At the same time, the SBA agreed that banks would be allowed to make companion loans to accommodate borrowers in need of financing in excess of the $500 thousand limit. This ruling was reversed with the October 12, 1995 act. As of December 31, 1995, included in total SBA loans of $117.1 million were portions of loans guaranteed by the SBA totaling $29.2 million.

The SBA guarantee is conditional upon compliance with SBA regulations. In connection with the underwriting and closing/servicing process, the Company examines all loan files for compliance with SBA regulations; however, there can be no assurance that all loans will comply with SBA regulations in all instances. In the event of a default by a borrower on an SBA loan, if the SBA establishes that any resulting loss is attributable to significant technical deficiencies in the manner in which the loan was originated, documented or funded by the Company, the SBA may seek recovery of funds from the Company. With respect to the guaranteed portion of SBA loans that have been sold in the secondary market, the SBA will honor its guarantee and may then seek reimbursement from the Company in the event a proven loss is deemed to be attributable to technical deficiencies. Loss of all or part of the SBA guarantee on a loan could result in a loss to the Company if the underlying collateral on the loan is insufficient to cover the outstanding loan value on such loan. The Company maintains insurance coverage of $2.5 million against losses of the SBA guarantee related to technical deficiencies.

SBA Servicing. As of December 31, 1995, 1994 and 1993, the Company serviced 1,370, 1,355 and 1,292 SBA loans, respectively, with a total unpaid principal balance of approximately $413 million, $412 million and $392 million, respectively.

The servicing of SBA loans entails the collection of principal and interest payments from borrowers, the remission of the investor's share of principal and interest payments to Colson Securities Corp. (the exclusive Fiscal and Transfer Agent for the guaranteed portion of SBA loans sold into the secondary market), the review of financial statements of borrowers and site inspections. Servicing also entails the taking of certain actions required to protect the Company's and the SBA's position in the event of default by the borrower, including the liquidation of collateral.

To compensate it for the cost of servicing, the Company, pursuant to generally accepted accounting principles ("GAAP"), sets aside part of the interest receivable on the portion of loans sold to cover its future costs and a reasonable future profit. See Note 5 of Notes to the Company's Consolidated Financial Statements.

SBA Sales. SBA loans are primarily written at variable rates of interest which are limited to a maximum of 275 basis points over the lowest prime lending rate published in the Western Edition of The Wall Street Journal. The interest rate on most of the Company's SBA loans adjusts on the first day of each month. With respect to loans sold, the guaranteed portions of SBA loans are converted into government guaranteed certificates, which are sold to investors, and which yield for the investor a rate that is lower than the note rates. The investor may pay a premium over the principal amount of the loan purchased and additionally a portion of the interest on the sold portion of the loan will be retained by Truckee River Bank. The difference between the rate that the investor receives and the prevailing rate of the loan that is retained by the Company is referred to as the servicing spread. The servicing spread less the normal cost of servicing is referred to as "Excess Servicing" ("Excess Servicing"). Lenders are required by the SBA to maintain a minimum of 100 basis points of servicing spread. When the SBA lender retains higher levels of Excess Servicing, lower cash premiums are received from investors. Prior to 1992, the Company sold most of its SBA loans for little or no cash premium, emphasizing the retention of higher levels of Excess Servicing. This Excess Servicing was valued in the year of sale under prevailing accounting rules and recorded as income in the year of the sale. See Note 5 of Notes to Consolidated Financial Statements. As of December 31, 1995, the remaining balance of Excess Servicing previously recorded as a gain was $14.8 million. Income from the servicing spread received for the years ended December 31, 1995, 1994 and 1993, was $6.2 million, $6.4 million and $6.7 million, respectively. Amortization of the Excess Servicing asset and purchased mortgage servicing rights on SBA loans for these same periods was $1.5 million, $2.0 million and $2.3 million, respectively. The surplus income from the servicing spread over the amortization represents an important part of the Company's income. The related Excess Servicing asset included in the Company's Consolidated Financial Statements represents the book value of the Excess Servicing, which is based on certain estimates made by management at the time loans are sold. Such estimates are made based on management's expectations of future prepayment rates and other considerations. If actual prepayments with respect to sold loans occur more quickly than was projected at the time such loans were sold, the carrying value of the Excess Servicing asset may have to be written down through a charge to earnings in the period of adjustment. Through the period ending December 31, 1995, no write downs have been necessary. If actual prepayments with respect to sold loans occur more slowly than estimated, the carrying value of the Excess Servicing asset on the Company's Consolidated Statement of Financial Condition would not increase, although total income would exceed previously estimated amounts.

Other Lending Activities

The Company's commercial loans are primarily made to small- and medium-sized businesses and are for terms ranging from one to ten years, with the majority of loans being due in less than five years. Consumer loans are typically for a maximum term of 36 months for unsecured loans and for a term of not more than the depreciable life of tangible property used as collateral for secured loans. Beginning in 1995, Sierra Bank of Nevada began to provide 100% equipment lease financing to small and medium-sized businesses and municipalities. Terms range from two to seven years, with the current average term approximately 50 months.

Loan Commitments

In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the financial statements. As of December 31, 1995, the Company had approximately $46.0 million in undisbursed loan commitments and $1.1 million in standby letters of credit. About 24 percent of the undisbursed loan commitments relate to SBA loans, while the remaining represent undisbursed construction, commercial, real estate and personal loans (including equity lines of credit). Most of these off-balance sheet items are or will be secured by real estate or other assets; however, a portion are unsecured. Off-balance sheet items undergo a level of underwriting scrutiny similar to the criteria applied to the Company's loan portfolio, and outstanding balances are monitored to minimize risk and loss exposure.

Distribution of Loans

The distribution of the Company's loan portfolio, as of the dates indicated, is shown in the following table (in thousands):

                                                                                  December 31,
Type of Loan:                                                1995         1994         1993          1992         1991
                                                             ----         ----         ----          ----         ----
  SBA loans:
   SBA guaranteed loans in process(1)...                  $ 45,864      $ 16,299    $  16,825     $ 15,937     $ 23,240
   SBA guaranteed loans purchased(2)....                         0             0            0        1,132            0
   Retained portion of SBA loans(3).....                    71,201        79,649       71,683       71,160       65,603
                                                          --------      --------    ---------     --------     --------
  Total SBA Loans.......................                   117,065        95,948       88,508       88,229       88,843
                                                          --------      --------    ---------     --------     --------


  Real estate loans (includes loans secured primarily by real estate, except for
   SBA loans):
    Construction and land development...                    31,564        18,310       15,450       14,928       16,288
    Mortgage ...........................                    22,930        18,268       17,908       12,634       14,359
    Equity lines of credit..............                     3,735         1,689        1,058        5,980        5,719
                                                          --------      --------    ---------     --------     --------
  Total Real Estate Loans...............                    58,229        38,267       34,416       33,542       36,366
                                                          --------      --------    ---------     --------     --------


  Commercial and industrial loans.......                    54,758        31,157       26,850       22,796       12,372

  Individual and other loans............                     6,537         7,365        9,828       10,270        6,848

  Lease receivables.....................                     3,380           202          217          508          264
                                                          --------      --------    ---------     --------     --------

  Total Loans...........................                   239,969       172,939      159,819      155,345      144,693

  Less allowance for possible loan losses                    3,845         3,546        3,472        2,742        2,525
                                                          --------      ----------  ---------     --------     --------

  Total Net Loans.......................                  $236,124      $169,393    $ 156,347     $152,603     $142,168
                                                          ========      ========    =========     ========     ========

(1) Loans guaranteed in part by the SBA which are in process of disbursement, available for sale, or awaiting sale. The total guaranteed portion at December 31, 1995 was $29.2 million. Loans available for or awaiting sale totaled $21.2 million, $2.1 million, $1.5 million, $2.8 million, and $1.6 million at December 31, 1995, 1994, 1993, 1992, and 1991, respectively. The guaranteed portion of those loans at December 31, 1995 will be held in the portfolio in anticipation of the securitization and sale of a portion of the unguaranteed portfolio.

(2) SBA guaranteed loans repurchased by the Company under repurchase agreements. These loans are fully guaranteed by the SBA.

(3) Includes primarily the unguaranteed retained portion of loans for which the guaranteed portion has been sold to investors.



Credit Risk Management

In managing its loan portfolio, the Company utilizes procedures designed to achieve an acceptable level of quality and to bring any potential losses or potential defaults in existing loans to the attention of the appropriate management personnel. As used in this discussion, the term "loan" encompasses both loans and leases. Each loan officer is granted a lending limit by the Chief Credit Officer, subject to review and approval by the Board of Directors of each bank. Each lending officer has primary responsibility to conduct credit and documentation reviews of the loans for which he or she is responsible. Each Bank's President is responsible for the general supervision of the loan portfolio and adherence by the loan officers to the loan policy of such bank.

Loan   officers   evaluate   the  applicant's  financial  statements,   credit
reports, business reports and plans and other data to determine if the credit and collateral satisfy the Company's standards as to historic debt service coverage, reasonableness of projections, strength of management and sufficiency of secondary repayment and SBA eligibility rules, if applicable. Recommended applications are approved by loan officers up to their designated lending
 -7-
limits.    Those  loans  in excess of individual lending limits are approved by the Chief Credit Officer. If a loan exceeds the Chief Credit Officer's lending limit, it is forwarded to loan committees for approval. Approved SBA loan applications are then submitted to the district SBA office for approval, except in the case of loans made pursuant to the Preferred Lender Program for which SBA credit approval is not required. All SBA loans are secured by various collateral including, where appropriate, real estate, machinery and equipment, inventory and accounts receivable, or such other assets as are specified in the SBA loan authorization. In the case of the Company's SBA loans, over 90% were collateralized by commercial real estate at December 31, 1995. Prior to submission of the application to the SBA for guarantee, any real property to be taken as collateral is appraised by independent appraisers.

Truckee River Bank's management presents a written report to the loan committee monthly, listing all loans, regardless of amount, which are 30 days or more past due. Sierra Bank of Nevada's report reflects the total dollar amount and percentage of loans 30 days or more past due. Management and the board of directors of each Bank also review all loan evaluations made during periodic examinations by the FDIC, Federal Reserve, CSBD and the NDFI. The loan committees of the Banks review their respective loan policies, and review and approve specific loans which exceed the Chief Credit Officer's lending limits. In 1996, the loan committees of the Banks were combined into one to increase efficiencies and achieve consistency in the review and approval of loans.

The Company maintains an allowance for possible loan losses to provide for potential losses in its loan portfolio. The allowance is established through charges to earnings in the form of provision for possible loan losses. Loan losses are charged to, and recoveries credited to, the allowance for possible loan losses. The provision for possible loan losses is determined after considering various factors such as loan loss experience, current economic conditions, maturity of the loan portfolio, size of the loan portfolio, industry concentrations, borrower credit history, the existing allowance for possible loan losses, independent loan reviews, current charges and recoveries and the overall quality of the portfolio, as determined by management, regulatory agencies and independent credit review consultants retained by the Company. While these factors are essentially subjective, management considers the allowance of $3.8 million at December 31, 1995 to be adequate.

The Company's servicing department, which is responsible for monitoring, collecting and liquidating loans, has been strengthened by an increase in staff from five in 1990 to nine in 1995, including the hiring of an experienced loan liquidator. In addition, for Truckee River Bank, the servicing staff conducts site inspections after loan funding and periodically during the life of the loan to verify the use of the proceeds and maintenance of collateral and to assist in the collection process and management of classified loans.

Asset Quality

The performance of the Company's loan portfolio is evaluated regularly by management. The Company places a loan on nonaccrual status when one of the following events occurs: any installment of principal or interest is 90 days or more past due, unless, in management's opinion, the loan is well secured and the collection of principal and interest is probable, or management determines the ultimate collection of principal or interest on a loan to be unlikely. When a loan is placed on nonaccrual status, the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable.

Loans for which the collateral has been repossessed are classified as OREO or, if the collateral is personal property, as other assets, on the Company's financial statements.

Interest income on nonaccrual loans which would have been recognized if all of such loans had been current in accordance with their original terms totaled $464 thousand for the year ended December 31, 1995. Interest income actually recognized on nonaccrual loans for the year ended December 31, 1995 was $221 thousand.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated (amounts in thousands except percentage amounts).

                                                                              December 31,
                                                        1995         1994         1993         1992         1991
                                                        ----         ----         ----         ----         ----
Nonperforming Assets:
Nonaccrual loans...................                   $ 5,476       $2,482      $ 2,872       $3,784      $ 3,038
In-substance foreclosures..........                         0          572          711          732          385
Other real estate owned............                       758          542          456          460           28
                                                      -------       ------      -------       ------      -------
    Total nonperforming assets.....                   $ 6,234       $3,596      $ 4,039       $4,976      $ 3,451
                                                      =======       ======      =======       ======      =======

Accruing loans past due 90
  days or more.....................                   $ 1,023       $1,763      $ 1,525       $  973      $   681

Restructured loans (in compliance
  with modified terms).............                        78          194          201           61           61

Nonperforming assets to
  total assets.....................                       1.8%         1.4%         1.6%         2.0%         1.6%
Allowance for possible loan and lease
  losses to nonaccrual loans.......                      70.2%       142.9%       120.9%        72.5%        83.1%

Although the level of nonperforming assets will depend on the future economic environment, as of March 15, 1996, in addition to the assets disclosed in the above chart, management of the Company has identified approximately $1.2 million in potential problem loans as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

The following table shows the loans outstanding, actual charge-offs, recoveries on loans previously charged off, the allowance for possible loan losses and pertinent ratios during the periods and as of the dates indicated (amounts in thousands except percentage amounts).

                                                                     December 31,
                                               1995         1994         1993         1992        1991
                                               ----         ----         ----         ----        ----
Average loans.......................        $ 203,231     $166,366     $ 159,463    $ 149,597   $ 141,629
Total loans at end of period........          239,969      172,939       159,819      155,345     144,693

Allowance for possible loan and lease
  losses: Balance--beginning of period      $   3,546     $  3,472     $   2,742    $   2,525   $   2,369
                                            ---------     --------     ---------    ---------   ---------
Actual charge-offs:
  SBA...............................              595          447           391          671         357
  Commercial and industrial.........              350          467           143           65         202
  Real estate.......................               40           60           190           12           0
  Installment.......................               40          101            42           32           5
                                            ---------     --------     ---------    ---------   ---------
    Total...........................            1,025        1,075           766          780         564
                                            ---------     --------     ---------    ---------   ---------
Less recoveries:
  SBA...............................               20           74            14           23         125
  Commercial and industrial.........               26          187            52           57          88
  Real estate.......................                0            0             0            0           0
  Installment.......................                8            3             6            2           2
                                            ---------     --------     ---------    ---------   ---------
    Total...........................               54          264            72           82         215
                                            ---------     --------     ---------    ---------   ---------
Net charge-offs.....................              971          811           694          698         349
Allowance applicable to sold loans..                0            0          (136)           0           0
Provision for possible loan and lease
  losses............................            1,270          885         1,560          915         505
                                            ---------     --------     ---------    ---------   ---------

Balance--end of period..............        $   3,845     $  3,546     $   3,472    $   2,742   $   2,525
                                            =========     ========     =========    =========   =========

Ratios:
  Net loans charged off to average
    loans outstanding..............             0.48%        0.49%        0.44%         0.47%       0.25%
  Net loans charged off to total loans
    at end of period...............             0.41         0.47         0.43          0.45        0.24
  Provision for possible loan and lease
    losses to average loans........             0.62         0.53         0.98          0.61        0.36
  Provision for possible loan and lease
    losses to total loans at end of period      0.53         0.51         0.98          0.59        0.35
  Net loans charged off to end of
    period allowance for possible
    loan and lease losses..........            25.25        22.87        19.99         25.46       13.82

The following table sets forth management's historical allocation of the allowance for possible loan losses by loan category and percentage of loans in each category. Percentage amounts are the percentage of loans in each category to total loans at the dates indicated (in thousands except percentage amounts).

                                                                                 December 31,
                                                                       1995                        1994
                                                              _______________________      ________________________
                                                              Amount       Percentage      Amount        Percentage
SBA loans........................................             $1,468             38%       $2,372              56%
Commercial and industrial loans..................              1,592             41           627              18
Real estate loans................................                564             15           366              21
Consumer loans to individuals(1).................                221              6           181               5
                                                              ------            ---        ------             ---

    Total........................................             $3,845            100%       $3,546             100%
                                                              ======            ===        ======             ===

                                                                   December 31,
                                          1993                         1992                          1991
                                -----------------------       ----------------------       ------------------------
                                Amount        Percentage      Amount       Percentage      Amount        Percentage
SBA loans...................... $2,379             55%        $2,127             57%       $2,057              61%
Commercial and industrial loans    541             17            233             15           126               9
Real estate loans..............    334             22            138             18           153              21
Consumer loans to
  individuals(1)...............    218              6            244             10           189               9
                                ------          -----         ------            ---        ------             ---

    Total...................... $3,472            100%        $2,742            100%       $2,525             100%
                                ======          =====         ======            ===        ======             ===

(1)      Includes equity lines of credit.

In allocating the Company's loan loss reserve, management has considered the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending area. This area includes local commercial loans and SBA loans. Since commencement of its SBA lending program through 1990, the Company sustained a relatively low level of losses from these loans. Losses from its SBA loans increased in 1991 through 1995 due to a maturing of the portfolio and the impact of the recession in California on borrowers and collateral values. Most of the Company's other commercial loan losses have been for loans to businesses within the Tahoe basin area or in Reno, Nevada. The Company believes that it has taken steps to minimize its commercial loan losses, including centralization of lending approval and processing functions. It is important to the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. To offset the added risk these loans represent, the Company charges a higher interest rate. It also attempts to manage risk in this area through its loan review process.

Because the Company's residential real estate loans consist primarily of construction lending with prearranged loan takeouts, losses on such loans have been minimal. The Company has not participated in commercial real estate development projects. Through mid-1995 mortgages were made on single family residences secured by first deeds of trust and were generally sold in the secondary market. Mortgage operations were terminated in July, 1995.

While every effort has been made to allocate the reserve to specific categories of loans, management believes that any breakdown or allocation of the loan loss reserve into loan categories lends an appearance of exactness which does not exist, in that the reserve is utilized as a single unallocated reserve available for losses on all types of loans.

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table sets forth the distribution by maturity date of certain of the Company's loan categories (in thousands) as of December 31, 1995. In addition, the table shows the distribution between total loans with predetermined (fixed) interest rates and those with variable (floating) interest rates (in thousands). Floating rates generally fluctuate with changes in the prime rate of leading banking institutions.

                                                                        Year Ended
                                                                     December 31, 1995
                                                                After One
                                                Within         But Within           After
                                              One Year(1)      Five Years        Five Years          Total
Real estate - construction..................    26,307             4,581               676           31,564
Commercial, except SBA......................    25,469            17,291            11,998           54,758
SBA.........................................    11,563            16,695            88,807          117,065
Distribution between fixed and floating
 interest rate:
   Fixed interest rates.....................    14,763            17,533             1,814           34,110
   Floating interest rates..................    58,123            36,991           110,745          205,859


(1)      Demand loan and overdrafts are shown as "Within One Year"

Average Assets, Liabilities and Shareholders' Equity; Interest Income and
Expense

The following table presents, for the periods indicated, the distribution of average assets, liabilities and share holders' equity, as well as the total dollar amount of interest income from average interest-earning assets and resultant yields and the dollar amounts of interest expense and average interest-bearing liabilities and resultant rates (in thousands except percentage amounts):

                                                                            Year Ended December 31,
                                                  1995                              1994                             1993
                                   ---------------------------------   -------------------------------   --------------------------
                                    Average      Yield/                 Average      Yield/              Average   Yield/
                                    Balance       Rate      Interest    Balance       Rate     Interest  Balance    Rate   Interest

Assets:
Interest-earning assets:
  Loans(1) .....................   $203,231      11.60%     $23,582    $166,366      10.45%    $17,386   $159,463  10.05%  $16,025
  Investment securities(2)           26,546       5.29        1,403      31,168       4.68       1,459     16,350   4.44       726
  Mutual funds .................      1,627       8.05          131       4,178       5.43         227      3,659   3.74       137
  Federal funds sold ...........     10,534       5.64          594      11,872       4.03         478      8,172   2.84       232
  Other deposits ...............      2,097       5.77          121       1,983       5.40         107      1,872   6.73       126
                                   --------      -----      -------    --------      -----     -------   --------  -----   -------
    Total interest-earning
      assets ...................    244,035      10.58       25,831     215,567       9.12      19,657    189,516   9.10    17,246

Allowance for possible
loan losses.....................     (3,685)                             (3,653)                           (3,228)

Non-earning assets:
   Cash and due from
     banks......................     16,444                              15,936                            15,664
   Premises and equipment,
     net........................      7,817                               7,178                             7,616
   Excess Servicing on
     SBA loans..................     15,492                              16,114                            17,661
   Other assets.................      6,091                               6,467                             5,212
                                  ---------                            --------                          --------

   Total average asset..........  $ 286,194                            $257,609                          $232,441
                                  =========                            ========                          ========


Liabilities and Shareholders'
   Equity:
Interest-bearing liabilities:
   Transaction account..........  $  87,600       2.28%    $  1,995    $ 94,430       2.01%    $ 1,894   $ 89,512   2.15%  $ 1,924
   Savings accounts.............     13,409       2.13          286      14,696       2.16         317     11,928   2.65       316
   Certificates of deposit......     91,517       5.85        5,352      61,408       4.17       2,559     54,140   4.03     2,184
   Convertible debentures.......     10,000       8.50          850       9,155       8.55         783        250   9.00        23
   Other liabilities............        376       2.13            8         351      12.54          44        490  11.50        56
                                  ---------                --------    --------               --------   --------          -------
   Total interest-bearing
   liabilities..................    202,902       4.18        8,491     180,040       3.11       5,597    156,320   2.88     4,503

Non-interest-bearing liabilities:
   Transaction accounts.........     51,261                              48,421                            48,504
   Other liabilities............      2,767                               2,289                             3,351
                                  ---------                            --------                          --------
   Total liabilities............    256,930                             230,750                           208,175

Shareholders' equity:
   Common stock.................     10,799                              10,865                            10,825
   Retained earnings............     18,793                              16,338                            13,441
Unrealized loss on
   securities...................       (328)                               (344)                                0
                                  ----------                           --------                          --------
   Total shareholders'
     equity.....................     29,264                              26,859                            24,266
                                  ---------                            --------                          --------

   Total liabilities and
     shareholders'
     equity.....................  $ 286,194                            $257,609                         $ 232,441
                                  =========                --------    ========               --------  =========          -------
Net interest income.............                           $ 17,340                           $ 14,060                     $12,743
                                                           ========                           ========                     =======

Interest income as a
   percentage of interest -
      earning assets............                 10.58%                               9.12%                         9.10%
Interest expense as a
      percentage of interest -
  earning assets................                 (3.48)                              (2.60)                        (2.38)
                                                 -----                               -----                         -----

Net interest margin.............                  7.10%                               6.52%                         6.72%
                                                  ====                               =====                         =====

(1) Includes nonaccrual loans with an average balance of $3.4 million, $3.0 million, and $3.4 million for the years ended December 31, 1995, 1994 and 1993, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because such securities are not significant.


Investment Securities & Investments in Mutual Funds

The Company's current investment policy provides for the purchase of U.S. Treasury securities, obligations of U.S. government agencies, U.S. government sponsored agencies, corporate bonds, commercial paper, banker's acceptances, pass-through mortgage-backed securities, adjustable rate mortgage pass-through securities, collateralized mortgage obligations, asset-backed securities, municipal general obligation and revenue bonds, and certificates of deposit. The Company's policy requires all corporate bonds, commercial paper, mortgage-backed securities, collateralized mortgage obligations or municipal securities be rated "A" or better by any nationally recognized rating agency. If a local municipality is issuing an unrated bond, the Company may purchase it after normal credit underwriting procedures are performed.

The Banks' respective Boards of Directors review all securities transactions on a monthly basis. Under California law, Truckee River Bank may not invest an amount exceeding 15% of its shareholders' equity in the securities of any one obligor, subject to certain exceptions (e.g., obligations of the United States and the State of California). Under Nevada law, Sierra Bank of Nevada may not invest an amount exceeding 25% of its shareholders' equity in the securities of any one obligor, excluding U.S. government and agency securities. Acceptable securities (i.e., Federal or state government or any county or municipality securities) may be pledged to secure public deposits in excess of $100 thousand.

In May 1993, FASB issued Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") entitled "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires, among other things, that certain investments in debt and equity securities be classified under three categories--held to maturity, trading securities and securities available for sale. Securities classified as held to maturity are to be reported at amortized /accreted cost. Securities classified as trading securities are to be reported at fair value with unrealized gains and losses included in earnings. Securities classified as available for sale are to be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The Company adopted SFAS No. 115 effective at December 31, 1993. At December 31, 1995 and 1994, $25.0 million and $25.9 million of the Company's investment securities were classified as available for sale. The remaining $3.4 million and $5.1 million, consisting primarily of pledged or formerly pledged securities and time deposits with other banks, were classified as held to maturity. The Company does not classify any securities as trading securities.

The following table summarizes the amounts and the distribution of the Company's investment securities (in thousands):

                                                       December 31,
                                        1995               1994               1993
                                -----------------   -----------------   -----------------
                                  Book     Market     Book     Market    Book      Market
                                Value(1)   Value    Value(1)   Value    Value(1)   Value
U.S. Treasury securities ....   $18,137   $18,144   $23,873   $23,711   $17,893   $17,963

Securities of U.S. government
  agencies ..................     7,486     7,486     6,363     6,363     2,700     2,708

Securities of states and
  political subdivisions ....     2,608     2,608       418       418       195       195

Other securities ............       112       112       429       429     1,118     1,118
                                -------   -------   -------   -------   -------   -------

  Total .....................   $28,343   $28,350   $31,083   $30,921   $21,906   $21,984
                                =======   =======   =======   =======   =======   =======

     (1)  Securities  held  to  maturity  are  stated  at  cost,   adjusted  for
          amortization   of  premium  and  accretion  of  discount.   Securities
          available for sale are recorded at market.


In addition the Company invests in mutual funds whose assets are invested primarily in U.S. government securities. At December 31, 1995 and 1994, mutual funds with an estimated market value of $1,391,000 and $1,734,000 have been classified as available for sale. At these same dates the Company had recorded an unrealized loss on mutual funds, net of tax, of $72,000 and $176,000. The weighted average maturity of portfolio securities held by the mutual funds at December 31, 1995 and 1994 was 7.6 and 6.2 years.

Maturity of Investment Securities

The following table presents the maturities for the investment portfolio as of December 31, 1995.

                                                                                             December 31, 1995
                                                                                                 Weighted
                                                                                      Book        Average       Market
                                                                                      Value        Rate          Value
U.S. Treasury securities:
  Within 1 year...................................................................  $  11,517      5.03%      $  11,516
  After 1 year but within 5 years.................................................      6,620      5.70           6,628
                                                                                    ---------                 ---------
    Total U.S. Treasury securities................................................     18,137      5.27          18,144
                                                                                    ---------                 ---------

U.S. government agencies:
  Within 1 year...................................................................      2,236      5.36           2,236
  After 1 year but within 5 years.................................................      5,250      5.36           5,250
                                                                                    ---------                 ---------
    Total U.S. Government agencies................................................      7,486      5.36           7,486
                                                                                    ---------                 ---------

Securities of states and political subdivisions(1):
  After 1 year but within 5 years.................................................        343      3.78             343
  After 5 years but within 10 years...............................................         99      4.55              99
  Over 10 years...................................................................      2,166      5.27           2,166
                                                                                    ---------                 ---------
      Total securities of states and political subdivisions ......................      2,608      5.05           2,608
                                                                                    ---------                 ---------

Other securities:
  Over 10 years...................................................................        112      6.00             112
                                                                                    ---------                 ---------

Total.............................................................................  $  28,343      5.28       $  28,350
                                                                                    =========                 =========


(1) Interest of $29 thousand on these tax-exempt obligations has not been grossed up for the related tax benefits in calculating the average yield.


Deposits

As of December 31, 1995, the Company had a total of $151.9 million in demand deposits (including money market and NOW accounts), with an average account balance of $8,761; $13.7 million in savings deposits for individuals and corporations, with an average balance of $2,343; and $127.6 million in CDs, of which $43.3 million were in the form of CDs in denominations greater than $100 thousand. Average CD balances for the year ended December 31, 1993 were 26.5% of average total deposits and average CD balances increased to 28.1% of average total deposits for the year ended December 31, 1994. Average CD balances increased again to 37.5% of average total deposits for the year ended December 31, 1995. Deposit accounts at each Bank are insured by the FDIC to the maximum amount permitted by law.

As of December 31, 1995, approximately 3% of total deposits were held on behalf of public entities. Deposits of public entities in excess of amounts insured by the FDIC are secured by the Banks by pledging securities. Included in deposits at December 31, 1995 were certificates of deposit of $4.3 million which were generated directly through brokers.

In 1992, Truckee River Bank began to make available to its customers money market investment funds and annuities. Only a modest volume of business has been generated to date. The Company does not believe that placement by customers of funds in these alternative investment sources has had any overall negative impact on the level of the Banks' deposits.

The Company's business is subject to some seasonal influences. Deposits tend to decrease during the off-season for tourism, which is between March and May.

The following table indicates the maturity of the Company's CDs in excess of $100 thousand as of December 31, 1995 (amounts in thousands except percentage amounts):

                                                                                            December 31, 1995
                                                                                                       Percentage
                                                                                         Balance        of Total
Three months or less................................................................... $   13,047        30.1%
Over three months through six months...................................................     10,021        23.2
Over six months through twelve months..................................................     16,291        37.6
Over twelve months.....................................................................      3,944         9.1
                                                                                        ----------      ------
Total.................................................................................. $   43,303       100.0%
                                                                                       ==========       =====

Repricing of Interest Earning Assets and Interest-Bearing Liabilities

The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total assets, as of December 31, 1995. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company (amounts in thousands except percentage amounts).

                                                                     December 31, 1995
                                                       Next Day    Over Three     One Year
                                                       to Three  Months Through    Through      Over
                                         Immediately    Months    Twelve Months  Five Years  Five Years       Total
Assets:
Federal funds sold ........................  $ 20,500      $      0   $     0    $     0      $      0     $ 20,500
Mutual funds ..............................     1,391             0         0          0             0        1,391
Taxable investment securities .............     1,000         4,310     8,443     11,870           112       25,735
Non-taxable investment securities                   0             0         0        343         2,265        2,608
Loans .....................................    90,957(2)    120,222     9,444     17,533         1,813      239,969
                                              --------      --------   -------    -------      --------     --------
                                              113,848       124,532    17,887     29,746         4,190      290,203
                                              --------      --------   -------    -------      --------     --------

Liabilities:
  Savings deposits(1) .....................    104,966            0         0           0            0      104,966
  Time deposits ...........................        129       45,703    72,915       8,587          275      127,609
  Convertible debentures ..................          0            0         0           0       10,000       10,000
  Lease obligations .......................          0            3         6          35          238          282
                                              --------      -------    -------     -------    ---------     --------
                                               105,095      45,706     72,921       8,622       10,513      242,857
                                              --------      -------    -------     -------    ---------     --------

Net interest earning assets (liabilities)     $  8,753     $ 78,826   $(55,034)    $21,124    $ (6,323)    $ 47,346
                                              ========     ========    =======     =======    =========     ========
Cumulative net interest earning assets
  (liabilities) ("GAP") ...................   $  8,753     $ 87,579   $ 32,545     $53,669    $ 47,346
                                              ========     ========    =======     =======    =========
Cumulative GAP as a percentage of
  total assets ............................       7.7%      36.7%       12.7%       18.8%        16.3%
                                              ========     ========    =======     =======     ========

(1)      Savings deposits include interest-bearing transaction accounts.

(2)      Includes loans which matured on or prior to December 31, 1995.

At December 31, 1995, the Company had $256.3 million in assets and $223.7 million in liabilities repricing within one year. This means that $32.6 million more in interest rate sensitive assets than interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates during the Immediately to Twelve Month periods. If rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would be reduced. Conversely, if rates were to rise, the reverse would apply.

Competition from Other Financial Institutions

The Company competes for deposits and loans principally with major commercial banks, other independent banks, savings and loan associations, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies and other lending institutions. With respect to deposits, additional significant competition arises from corporate and governmental debt securities, as well as money market mutual funds. Several of the nation's largest savings and loan associations and commercial banks have a significant number of branch offices in the areas in which the Company conducts operations. Among the advantages of the larger of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access international money markets and generally allocate their investment assets to regions of highest yield and demand.

Supervision and Regulation

The Effect of Governmental Policy on Banking

The earnings and growth of Truckee River Bank and Sierra Bank of Nevada are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Federal Reserve influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of Truckee River Bank or Sierra Bank of Nevada cannot be predicted.

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of Federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. See "Recently Enacted Legislation" herein.

Regulation and Supervision of Bank Holding Companies

Bancorp is a bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"). Bancorp reports to, registers with, and may be examined by, the Federal Reserve. The Federal Reserve also has the authority to examine Bancorp's subsidiaries. The costs of any examination by the Federal Reserve are payable by Bancorp.

The Federal Reserve has significant supervisory and regulatory authority over Bancorp and its affiliates. The Federal Reserve requires Bancorp to maintain certain levels of capital. See "--Capital Standards." The Federal Reserve also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the Federal Reserve. See "--Prompt Corrective Action and Other Enforcement Mechanisms."

Under the BHCA, a company generally must obtain the prior approval of the Federal Reserve before it exercises a controlling influence over, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, Bancorp is required to obtain the prior approval of the Federal Reserve before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with Bancorp also would be required to obtain the approval of the Federal Reserve.

Bancorp is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the Federal Reserve, may engage, or acquire the voting shares of companies engaged, in activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

The Federal Reserve generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The Federal Reserve's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

Transactions between Bancorp and its subsidiaries are subject to a number of other restrictions. Federal Reserve policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. Bancorp may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, Bancorp may not sell a low-quality asset to a depository institution subsidiary.

Commercial banking organizations, insured depository institutions, and mortgage bankers are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations. In addition to substantive penalties and corrective measures that may be required for a violation of such laws, the Federal banking agencies may take compliance with such laws into account when regulating and supervising other activi ties. The Federal Reserve may not approve applications to acquire the voting shares of another insured depository institution based on incorrect reporting of home mortgage lending data, and the possibility that applicants may have engaged in discriminatory treatment of minorities in mortgage lending in violation of the Equal Credit Opportunity Act.

Bank Regulation and Supervision

As a California state-chartered bank, Truckee River Bank is regulated, supervised and regularly examined by the CSBD. Under California law, Truckee River Bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, stockholder rights and duties, and investment and lending activities. Whenever it appears that the contributed capital of a California bank is impaired, the CSBD shall order the bank to correct such impairment. If the bank is unable to correct the impairment, such bank is required to levy and collect an assessment upon its common shares. If such assessment becomes delinquent, such common shares are to be sold by the bank. Truckee River Bank is not a member of the Federal Reserve System; Truckee River Bank, however, is subject to certain regulations of the Federal Reserve including reserve requirements. The primary Federal regulator of Truckee River Bank is the FDIC.

As a Nevada state-chartered bank, Sierra Bank of Nevada is regulated, supervised and regularly examined by the NDFI. Under Nevada law, Sierra Bank of Nevada is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and surplus requirements, deposits and borrowings, stockholder rights and duties, and investment and lending activities. If the capital of a Nevada bank is impaired and such bank does not have the resources to correct the deficiency, the NDFI is required to cause such bank to make an assessment upon the bank's stockholders. If the assessment is not paid by a stockholder, the bank is required to subject the stockholder's shares to sale at a public auction. Sierra Bank of Nevada is a member of the Federal Reserve System, and as such, its primary Federal regulator is the Federal Reserve. As an insured depository institution, Sierra Bank of Nevada is also subject to supervision and may be examined by the FDIC.

Capital Standards

The FDIC and other Federal banking agencies have risk based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

A banking organization's risk based capital ratios are obtained by dividing its qualifying capital by its total risk- adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, term preferred stock, term subordinated debt and certain other instruments with certain characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the Federal banking agencies. Since December 31, 1992, the Federal banking agencies have required a minimum ratio of qualifying total capital to risk- adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off balance sheet items of 4%.

In addition to the risked-based guidelines, Federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% to 5%. In addition to these uniform risk based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the regulators to improve capital standards to take account of risks other than credit risk. On September 1, 1995, the Federal banking agencies (excluding the Office of Thrift Supervision) issued a final rule to take account of interest rate risk in calcu lating risk based capital. The final rule did not put forth the process for measuring a bank's exposure to interest rate risk, but it is expected that a future rule will set forth such process. In a proposed joint agency policy statement, a supervisory model to measure interest rate risk was put forth. The supervisory model would have institutions report their assets, liabilities and off balance sheet positions in time bands based upon their remaining maturities. The banking agencies would then calculate a net risk weighted interest rate exposure. If that interest rate risk exposure was in excess of a certain threshold (1% of assets), the institution could be required to hold additional capital proportionate to that excess risk. Alternatively, the agencies have proposed making interest rate risk exposure a subjective factor in considering capital adequacy. Exposures would be measured in terms of the change in the present value of an institution's assets minus the change in the present value of its liabilities and off-balance sheet positions for an assumed +/- 200 basis point parallel shift in market interest rates. The banking agencies are considering allowing banks to use their own internal measurement of interest rate risk if it is declared adequate by examiners.

In determining the capital level Truckee River Bank is required to maintain, the FDIC does not, in all respects, follow GAAP and has special rules which have the effect of reducing the amount of capital it will recognize for purposes of determining the capital adequacy of Truckee River Bank. These rules are called Regulatory Accounting Principles ("RAP"). Truckee River Bank's qualifying capital, as calculated under RAP, at December 31, 1995, totaled $21.7 million. This compares to $27.3 million as calculated under GAAP at the same date. The most significant factor in the difference between the capital level calculated under RAP and the capital level calculated under GAAP is the use of cash basis accounting for RAP in the recognition of the gain on sale of SBA loans. Future changes in FDIC regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such changes could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends.

The Company, as a registered bank holding company, is regulated by the Federal Reserve. In computing the capital level required for bank holding companies, the Federal Reserve follows GAAP in the computation of the components of the capital ratios. The following tables present the capital ratios for the Company, Truckee River

Bank and Sierra Bank of Nevada, computed in accordance with their applicable regulatory guidelines, compared to the standards for well-capitalized depository institutions, as of December 31, 1995 (amounts in thousands except percentage amounts). Because of the above-referred to differences in accounting principles, the capital adequacy ratios of the Company as a whole and the individual banks vary significantly.

                                                                             The Company
                                                          Actual                         Well                Minimum
                                                Qualifying                            Capitalized            Capital
                                                 Capital            Ratio                Ratio             Requirement

Leverage......................................  $  29,787            9.1%                   5.0%                4.0%
Tier 1 Risk Based.............................     29,787           11.6                    6.0                 4.0
Total Risk Based..............................     42,610           16.6                   10.0                 8.0

                                                                         Truckee River Bank
                                                          Actual                         Well                Minimum
                                                Qualifying                            Capitalized            Capital
                                                 Capital            Ratio                Ratio             Requirement

Leverage......................................  $  21,685            9.2%                   5.0%                4.0%
Tier 1 Risk Based.............................     21,685           11.3                    6.0                 4.0
Total Risk Based..............................     23,824           12.5                   10.0                 8.0

                                                                        Sierra Bank of Nevada
                                                          Actual                         Well                Minimum
                                                Qualifying                            Capitalized            Capital
                                                 Capital           Ratio                 Ratio            Requirement

Leverage......................................  $   6,216            7.7%                  5.0%                4.0%
Tier 1 Risk Based.............................      6,216           10.7                   6.0                 4.0
Total Risk Based..............................      6,900           12.0                  10.0                 8.0

As a start-up bank, Sierra Bank of Nevada was required by the Federal Reserve to maintain a leverage capital ratio of 10% for the first three years of its operation. Effective July 1991, the required ratio was changed to a 9% leverage capital ratio, and, effective in December 1992, this was reduced to an 8.3% leverage capital ratio. For 1993, the Federal Reserve lowered the minimum leverage ratio for Sierra Bank of Nevada to 7%.

Prompt Corrective Action and Other Enforcement Mechanisms

FDICIA requires each Federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The most recent regulations from the Federal banking agencies defined the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

"Well capitalized"
Total risk-based capital of at least 10%; Tier 1 risk-based capital of at least 6%; and Leverage ratio of at least 5%.
"Adequately capitalized" Total risk-based capital of at least 8%; Tier 1 risk-based capital of at least 4%; and Leverage ratio of at least 4%.

"Undercapitalized" Total risk-based capital less than 8%; Tier 1 risk-based capital less than 4%; or Leverage ratio less than 4%. "Significantly undercapitalized" Total risk-based capital less than 6%; Tier 1 risk-based capital less than 3%; or Leverage ratio less than 3%.

"Critically undercapitalized"
Tangible equity to total assets less than 2%.


An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate Federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The Federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate Federal banking agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. The most important additional measure is that the appropriate Federal banking agency is required to either appoint a receiver for the institution within 90 days, or obtain the concurrence of the FDIC in another form of action.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the Federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Safety and Soundness Standards

FDICIA also implemented certain specific restrictions on transactions and required Federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, the use of brokered deposits and the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

In addition to the statutory limitations, FDICIA requires the Federal banking agencies to prescribe, by regulation, standards for all insured depository institutions for such things as classified loans and asset growth. The Riegle Community Development and Regulatory Improvement Act of 1994 amended FDICIA to allow the Federal banking regulators to implement these standards by either regulation or guidelines. See "Recently Enacted Legislation."

In December 1992, the Federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

Restrictions on Dividends and Other Distributions

The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

In addition to the restrictions imposed under Federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the CSBD in an amount not exceeding the greatest of the bank's retained earnings, the bank's net income for its last fiscal year, or the bank's net income for its current fiscal year.

In addition to the restrictions imposed under Federal law, banks chartered under Nevada law may not pay dividends unless the bank has capital and surplus not less than the minimum capital requirements imposed by Nevada law. Additionally, Nevada banks may not declare dividends until surplus earnings of the bank equals common capital, unless 10% of the previous year's net profit has first been transferred to the surplus fund.

Subject to the foregoing, the board of directors of a Nevada bank is authorized under Nevada law to declare dividends of so much of the net profits of the bank as the board judges expedient.

State and federal regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

Premiums for Deposit Insurance and Assessments for Examinations

FDICIA established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. Effective November 14, 1995, the new assessment rate schedule for deposit premiums ranges from $0 per $100 of deposits to $.27 per $100 of deposits applicable to BIF members.

The FDIC pursuant to FDICIA has adopted a risk-based assessment system for purposes of determining the insurance premium to be paid by a bank for FDIC deposit insurance.

FDICIA requires all insured depository institutions to undergo a full-scope, on-site examination by their primary Federal banking agency at least once every 12 months. A special rule allows for examination of certain small well capitalized and well managed institutions every 18 months. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate Federal banking agency against each institution or affiliate as it deems necessary or appropriate.

Recently Enacted Legislation

On August 10, 1993, the President signed into law the Omnibus Budget Reconciliation Act of 1993 (the "Budget Act"), which contains numerous tax and other provisions (some of which are retroactive) which may affect financial institutions and their businesses. The retroactive increase in the corporate Federal income tax rate included in the Budget Act is not material to the Company's results of operations for 1993.

The Budget Act also contained a provision that establishes a priority for depositors, or the FDIC as subrogee thereof, in the event of a liquidation or other resolution of an insured depository institution for which a receiver is appointed after August 10, 1993. Formerly, creditors of national banks shared the same status as depositories in pro rata distribution by receivers of failed banks. In substance, general unsecured creditors of depository institutions will not receive any payment on their claim unless the deposit obligations have been paid in full from recoveries on the failed institution's assets. In addition, under the existing cross-guarantee provisions of Federal banking law, the FDIC has the power to estimate the cost of the failure of an insured depository institution and assess a charge against any financial institution affiliated with the failed institution. The extent to which the adoption of the depositor preference provision will generally increase the cost of non-deposit liabilities in the banking industry cannot be ascertained at this time.

On December 17, 1993, the President signed into law legislation to provide additional funding for failed savings associations under the jurisdiction of the Resolution Trust Corporation. In addition to providing such funding, the legislation, among other things, makes it more difficult for the federal banking agencies to obtain prejudgment injunctive relief against depository institutions and parties affiliated with such institutions, extends the moratorium on depository institutions converting from Savings Association Insurance Fund insurance to Bank Insurance Fund insurance or vice versa, and prohibits the FDIC from using any deposit insurance funds to benefit the shareholders of a failed or failing depository institution.

On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which has eliminated many of the current restrictions to interstate banking and branching. The Interstate Banking Act permits full nationwide interstate banking to adequately capitalized and adequately managed bank holding companies beginning September 29, 1995 without regard to whether such transaction is expressly prohibited under the laws of any state. The Interstate Banking Act's branching provisions permit full nationwide interstate bank merger transactions to adequately capitalized and adequately managed banks beginning June 1, 1997. However, states retain the right to completely opt out of interstate bank mergers and to continue to require that out-of-state banks comply with the states' rules governing entry.

The states that opt out must enact a law after September 29, 1994 and before June 1, 1997 that (i) applies equally to all out-of-state banks and (ii) expressly prohibits merger transactions with out-of-state banks. States which opt out of allowing interstate bank merger transactions will preclude the mergers of banks in the opting out state with banks located in other states. In addition, banks located in states that opt out are not permitted to have interstate branches. States can also "opt in" which means states can permit interstate branching earlier than June 1, 1997.

The laws governing interstate banking and interstate bank mergers provide that transactions, which result in the bank holding company or bank controlling or holding in excess of ten percent of the total deposits nationwide or thirty percent of the total deposits statewide, will not be permitted except under certain specified conditions. However, any state may waive the thirty percent provision for such state. In addition, a state may impose a cap of less than thirty percent of the total amount of deposits held by a bank holding company or bank provided such cap is not discriminatory to out-of-state bank holding companies or banks.

On September 23, 1994, the President signed into law the Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act") which covers a wide range of topics including small business and commercial real estate loan securitization, money laundering, flood insurance, consumer home equity loan disclosure and protection as well as the funding of community development projects and regulatory relief.

The major items of regulatory relief contained in the 1994 Act include an examination schedule that has been eased for the top rated banks and will be every 18 months for CAMEL 1 banks with less than $250 million in total assets and CAMEL 2 banks with less than $100 million in total assets (after two years the $100 million amount may be increased to $175 million, if the appropriate federal banking regulatory agency so permits). The 1994 Act amends Federal Deposit Insurance Corporation Improvement Act of 1991 with respect to the
Section 124, the mandate to the federal banking agencies to issue safety and soundness regulations, including regulations concerning executive compensation allowing the federal banking regulatory agencies to issue guidelines instead of regulations.

Further regulatory relief is provided in the 1994 Act, as each of the federal regulatory banking agencies including the National Credit Union Administration Board is required to establish an internal regulatory appeals process for insured depository institutions within 6 months. In addition, the Department of Justice 30 day waiting period for mergers and acquisitions is reduced by the 1994 Act to 15 days for certain acquisitions and mergers.

In the area of currency transaction reports, the 1994 Act requires the Secretary of the Treasury to allow financial institutions to file such reports electronically. The 1994 Act also requires the Secretary of the Treasury to publish written rulings concerning the Bank Secrecy Act, and staff commentary on Bank Secrecy Act regulations must also be published on an annual basis.

The procedures for forming a bank holding company have also been simplified. The formal application process is now a simplified 30 day notice procedure.

On September 28, 1995, Governor Pete Wilson signed Assembly Bill 1482 (known as the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 and referred to herein as the "CIBBA") which allows for early interstate branching in California. Under the federally enacted Interstate Banking Act, discussed above and in more detail below, individual states could "opt-out" of the federal law that would allow banks on an interstate basis to engage in interstate branching by merging out-of-state banks with host state banks after June 1, 1997. In addition under the Interstate Banking Act, individual states could also "opt-in" and allow out-of-state banks to merge with host state banks prior to June 1, 1997. The host state is allowed under the Interstate Banking Act to impose certain nondiscriminatory conditions on the resulting depository institution until June 1, 1997. California in enacting CIBBA authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years.

Section 3824 of the California Financial Code ("Section 3824") as added by CIBBA provides for the election of California to "opt-in" under the Interstate Banking Act allowing interstate bank merger transactions prior to July 1, 1997 of an out-of -state bank with a California bank that has been in existence for at least five years. The early "opt in" has the reciprocal effect of allowing California banks to merge with out-of-state banks where the states of such out-of-state banks have also "opted in" under the Interstate Banking Act. The five year age limitation is not required when the California bank is in danger of failing or in certain other emergency situations.

Under the Interstate Banking Act, California may also allow interstate branching through the acquisition of a branch in California without the acquisition of an entire California bank. Section 3824 provides an express prohibition against interstate branching through the acquisition of a branch in California without the acquisition of the entire California bank. The Interstate Banking Act also has a provision allowing states to "opt-in" with respect to permitting interstate branching through the establishment of de novo or new branches by out-of-state banks. Section 3824 provides that California expressly prohibits interstate branching through the establishment of de novo branches of out-of-state banks in California, or in other words, California did not "opt-in" this aspect of the Interstate Banking Act. CIBBA also amends the California Financial Code to include agency provisions to allow California banks to establish affiliated insured depository institution agencies out of state as allowed under the Interstate Banking Act.

Other provisions of CIBBA amend the intrastate branching laws, govern the use of shared ATM's, allow the repurchase of stock with the prior written consent of the Superintendent, and amend intrastate branch acquisition and bank merger laws. Another banking bill enacted in California in 1995 was Senate Bill 855 (known as the State Bank Parity Act and is referred to herein as the "SBPA"). SBPA went into effect on January 1, 1996, and its purpose is to allow a California state bank to be on a level playing field with a national bank by the elimination of certain disparities and allowing the California Superintendent of Banks authority to implement certain changes in California banking law which are parallel to changes in national banking law such as closer conformance of California's version of Regulation O to the FRB's version of Regulation O.

Effective September 28, 1995, Nevada also allows for early interstate branching and authorizes out-of-state banks to enter Nevada by the acquisition of or merger with a Nevada bank that was in existence at September 28, 1995 or has been in existence for at least five years.

Sections 666.400 et seq. of the Nevada Revised Statutes provides for the "opt-in" under the Interstate Banking Act allowing interstate bank merger transactions prior to July 1, 1997 of an out-of-state bank with a Nevada Bank. Nevada does not allow interstate branching through the acquisition of a branch or a de novo branch in Nevada without the acquisition of an entire Nevada bank except in a county with a population under 100,000 and with the written approval of the Nevada commissioner. The Nevada laws were also revised to include agency provisions to allow banks to establish affiliated insured depository institution agencies as allowed under the Interstate Banking Act.

Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. The new standard defines a faiR value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair
                                                         -24-
value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company in 1996 and requires measurement of awards made beginning in 1995.

The new standard permits companies to continue accounting for equity transactions with employees under existing accounting rules, requiring disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the new method had been applied. Because the Company intends to follow these disclosure requirements, adoption of SFAS No. 123 will not impact reported earnings or cash flows.

Employees

As of March 15, 1996, the Company employed 284 persons (234 full-time and 50 part-time). The Company's employees are not represented by a union or covered by a collective bargaining agreement and management believes that, in general, its employee relations are good.

ITEM 2.  PROPERTIES

The Company currently maintains an administrative facility in Truckee, California which is utilized by Bancorp and Truckee River Bank. Additionally, the Company maintains nine Truckee River Bank branches, eight Truckee River Bank loan production offices, one remote off-site Truckee River Bank ATM machine and two branches for Sierra Bank of Nevada. All branches and loan production offices are leased to the Company or its subsidiaries except for the administrative facility which is owned by Truckee River Bank. The Company believes that Truckee River Bank has adequate space within its current facilities to provide for expansion and growth in the near future.

Sierra Bank of Nevada is outgrowing its present facility and during July, 1994 purchased land at a cost of $700 thousand for the site of a new facility to be constructed in southwest Reno. Construction on the new facility began during September 1995 and completion is expected by June 1996. The total cost of this facility is not expected to exceed $4.2 million. Sierra Bank of Nevada anticipates that it will initially occupy 18,000 square feet in this 29,000 square foot facility. The remaining space is to be leased until needed by the bank for expansion.

During February 1996, the Company acquired land at a cost of $478 thousand in Carson City, Nevada. At this site, the Company plans to build a 5,300 square foot facility for Sierra Bank of Nevada's Carson City branch. The total cost of this facility is not expected to exceed $1.2 million and completion is anticipated by the fourth quarter of 1996. Currently, the Carson City branch is located in a 780 square foot leased facility.

ITEM 3.  LEGAL PROCEEDINGS

During 1987, Truckee River Bank took title, through foreclosure, of a property located in Placer County which subsequent to Truckee River Bank's sale of the property was determined to be contaminated with a form of hydrocarbons. At the time it owned the property, Truckee River Bank became aware of and investigated the status of certain underground tanks that had existed on the property. Truckee River Bank hired a consultant to study the tanks and properly seal them. Several years later, and after resale of the property, contamination was observed in the area of at least one of the buried tanks and along an adjoining riverbank of the Yuba River. Truckee River Bank, at the time of resale of the property, was not aware of this contamination to the tanks but was aware of the existence of the tanks and disclosed this to its purchaser.

A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board. As a result of the discovery of the contamination, two civil lawsuits have been instituted against Truckee River Bank and other prior owners by the current owner of the property, who is also a borrower of Truckee River Bank. One of the actions has been stayed to allow the other action to resolve various issues.

Truckee River Bank's external and internal counsel on this matter believe that Truckee River Bank's share of the cost of remediation and the costs of defense will not be material to Truckee River Bank's or the Company's performance and will be within existing reserves established by Truckee River Bank for this matter.

In addition, the Company is subject to minor pending and threatened actions which arise out of the normal course of business and, in the opinion of management and the Company's General Counsel, the disposition of these claims currently pending will not have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.

                                                        PART II

ITEM 5.  MARKET FOR THE BANCORP'S COMMON STOCK

On July 16, 1991 Bancorp's Common Stock commenced quotation on Nasdaq under the symbol "STBS". The following table sets forth the high and low sales prices of the Bancorp's stock as reported on Nasdaq for the periods indicated.

                                                   High             Low
1994
  First Quarter..............................      9.00            6.75
  Second Quarter.............................      9.50            7.75
  Third Quarter..............................     10.25            8.75
  Fourth Quarter.............................     11.00            8.25

1995
  First Quarter..............................      9.25            7.50
  Second Quarter.............................      9.50            8.25
  Third Quarter..............................     11.25            8.25
  Fourth Quarter.............................     12.00           10.50

1996
  First Quarter (through March 15, 1996)          13.125          10.625

At March 15, 1996, there were 1,012 shareholders of record, although management believes there are approximately 2,300 beneficial holders of its Common Stock. On this same date the closing sales price of Bancorp's common stock on Nasdaq was $12.625.

Bancorp paid cash dividends of $0.24 per share in 1995. During 1996, Bancorp's Board of Directors will continue its policy of reviewing dividend payments on a semi-annual basis. No dividends were paid in 1994, 1993 or 1992 because of temporary restrictions placed on Truckee River Bank and Sierra Bank of Nevada by the FDIC, Federal Reserve and NDFI. Dividends of $0.16 per share were paid in 1991.

There are regulatory limitations on cash dividends that may be paid by Bancorp, as well as limitations on cash dividends that may be paid by the Banks, which could, in turn, limit Bancorp's ability to pay dividends. Under Federal law and applicable Federal regulations, capital distributions would be prohibited, with limited exceptions, if a bank were categorized as "undercapitalized." Further, the FDIC, as to Truckee River Bank, and the Federal Reserve, as to Sierra Bank of Nevada, have the authority to prohibit the payment of dividends if the applicable regulator finds that such payment would constitute an unsafe or unsound practice. See "Supervision and Regulation--Bank Regulation and Supervision." Additionally, further restrictions on the payment of dividends are imposed by covenants under the Company's 8 1/2% convertible subordinated debentures, including the prohibition of the payment of dividends in the event of default on payment of principal or interest on the debentures until such default is cured.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data for the Company as of and for each of the five years in the period ended December 31, 1995. The statements of operations data and statements of financial condition data for each of the five years in the period ended December 31, 1995 are derived from the consolidated financial statements of the Company and the notes thereto. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. Average assets and equity are computed as the average of daily balances (dollars in thousands, except per share amounts).


                                                                                   At or for the Year Ended
                                                                                         December 31,
                                                                    ---------------------------------
                                                                      1995       1994       1993        1992       1991
                                                                      ----       ----       ----        ----       ----
Statements of Operations Data
  Total interest income..................................          $ 25,831   $  19,657  $  17,246  $  16,597   $  18,852
  Total interest expense.................................             8,491       5,597      4,503      6,876       9,437
                                                                   --------   ---------  ---------  ---------   ---------
  Net interest income....................................            17,340      14,060     12,743      9,721       9,415
  Provision for possible loan and lease losses...........             1,270         885      1,560        915         505
                                                                   --------   ---------  ---------  ---------   ---------
  Net interest income after provision for possible
    loan and lease losses................................            16,070      13,175     11,183      8,806       8,910
  Total other operating income...........................             7,969       9,177     10,214      9,406       8,069
  Total other operating expenses.........................            20,944      17,486     17,023     15,616      14,194
  Provision for income taxes.............................             1,179       1,863      1,670        763         985
                                                                   --------   ---------  ---------  ---------   ---------

  Net income.............................................          $  1,916   $   3,003  $   2,704  $   1,833   $   1,800
                                                                   ========   =========  =========  =========   =========

Statements of Financial Condition Data
  Total assets...........................................          $337,518   $ 259,975  $ 250,065  $ 243,758   $ 219,622
  Loans and leases, net(1)...............................           236,124     169,393    156,347    152,603     142,168
  Allowance for possible loan and lease losses...........             3,845       3,546      3,472      2,742       2,525
  Total deposits.........................................           293,154     218,876    220,768    211,976     193,894
  Convertible debentures.................................            10,000      10,000        250        250       1,000
  Shareholders' equity...................................            29,833      28,163     25,645     22,907      20,267

Per Share Data(2)
  Book value.............................................          $  11.51   $   10.75  $    9.90  $    8.84   $    8.23
  Net income:
    Primary..............................................              0.72        1.12       1.04       0.73        0.76
    Fully diluted........................................              0.66        0.96       1.02       0.71        0.73
  Cash dividends declared................................              0.24           0          0          0        0.16

  Shares used to compute net income per share:
    Primary..............................................             2,678       2,678      2,609      2,503       2,368
    Fully diluted........................................             3,687       3,606      2,657      2,642       2,682

  Dividend payout ratio:
    Primary..............................................              33.3%        0.0%       0.0%       0.0%       21.1%
    Fully diluted........................................              36.4         0.0        0.0        0.0        21.9


Selected Ratios
  Return on average assets...............................               0.7%        1.2%       1.2%       0.8%        0.9%
  Return on average shareholders' equity.................               6.5        11.2       11.1        8.6         9.6
  Net interest margin(3).................................               7.1         6.5        6.7        5.4         5.8
  Average shareholders' equity to average assets.........              10.2        10.4       10.4        9.7         9.5



                                                                                   At or for the Year Ended
                                                                                         December 31,
                                                                    ---------------------------------
                                                                      1995       1994       1993        1992       1991
                                                                      ----       ----       ----        ----       ----
Asset Quality Ratios
  Allowance for possible loan and lease losses to total loans        1.6%       2.1%       2.2%        1.8%       1.8%
  Allowance for possible loan and lease
     losses to nonaccrual loans.............................        70.2      142.9      120.9        72.5       83.1

  Net charge-offs to average loans outstanding..............         0.5        0.5        0.4         0.5        0.3
  Nonaccrual and restructured performing loans to total loans        2.3        1.5        1.9         2.5        2.1
  Nonperforming assets to total assets......................         1.8        1.4        1.6         2.0        1.6

Ratio of Earnings to Fixed Charges(4)
    Excluding interest paid on deposits.....................        3.2x       5.0x      13.1x        8.2x       3.9x
    Including interest paid on deposits.....................        1.3x       1.8x       1.9x        1.4x       1.3x

(1) The term "Loans and leases, net" means total loans, including loans held for sale, less the allowance for possible loan and lease losses.

(2) All per share data has been adjusted to reflect stock dividend and stock splits. See "Market for the Bancorp's Common Stock." Book value per share is calculated as total shareholders' equity divided by the number of shares outstanding at the end of the period.

(3)      Ratio of net interest income to total average earning assets.

(4) Computed by dividing income before income taxes plus fixed charges by fixed charges. Fixed charges excluding interest paid on deposits consist of interest on other borrowings, interest on convertible debentures and amortization of debt expense. Fixed charges including interest paid on deposits consist of the foregoing plus interest on deposits.

Selected Quarterly Financial Information

The following table sets forth the Company's unaudited data regarding operations for each quarter of 1995 and 1994. This information, in the opinion of management, includes all adjustments (which are of a normal recurring nature) necessary to state fairly the information therein. The operating results for any quarter are not necessarily indicative of results for any future period (amounts in thousands except per share data).

                                                                                  Quarter
                                                       First            Second            Third            Fourth
1995
Interest income....................................   $  5,601         $   6,134        $   6,766         $   7,330
Interest expense...................................      1,625             1,930            2,286             2,650
                                                      --------         ---------        ---------         ---------
Net interest income................................      3,976             4,204            4,480             4,680
Provision for possible loan and lease losses.......        270               320              390               290
                                                      --------         ---------        ---------         ---------
Net interest income after provision for possible
  loan and lease losses............................      3,706             3,884            4,090             4,390
Total other operating income.......................      2,157             1,924            1,977             1,911
Total other operating expense......................      5,034             5,105            5,020             5,785
                                                      --------         ---------        ---------         ---------
Income before provision for income taxes...........        829               703            1,047               516
Provision for income taxes.........................        301               267              424               187
                                                      --------         ---------        ---------         ---------

Net income.........................................   $    528         $     436        $     623         $     329
                                                      ========         =========        =========         =========
Primary earnings per share.........................   $   0.20         $    0.16        $    0.23         $    0.12
Fully diluted earnings per share...................       0.18              0.15             0.20              0.12

1994

Interest income....................................   $  4,403         $   4,626        $   5,242         $   5,386
Interest expense...................................      1,283             1,391            1,450             1,473
                                                      --------         ---------        ---------         ---------
Net interest income................................      3,120             3,235            3,792             3,913
Provision for possible loan and lease losses.......        270               270              260                85
                                                      --------         ---------        ---------         ---------
Net interest income after provision for possible
  loan and lease losses............................      2,850             2,965            3,532             3,828
Total other operating income.......................      1,997             2,324            2,218             2,638
Total other operating expense......................      4,042             4,318            4,372             4,754
                                                      --------         ---------        ---------         ---------
Income before provision for income taxes...........        805               971            1,378             1,712
Provision for income taxes.........................        291               377              526               669
                                                      --------         ---------        ---------         ---------

Net income.........................................   $    514         $     594        $     852         $   1,043
                                                      ========         =========        =========         =========
Primary earnings per share.........................   $   0.19         $    0.22        $    0.32         $    0.38
Fully diluted earnings per share...................       0.18              0.19             0.26              0.32

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations For the Years Ended December 31, 1995, 1994 and 1993

The Company derives or has derived income from three principal areas of business: (1) net interest income, which is the difference between the interest income the Company receives on interest-bearing loans and investments and the interest expense it pays on interest-bearing liabilities such as deposits and borrowings; (2) the origination and sale of SBA loans; and (3) servicing fee income which results from the ongoing servicing of loans sold by the Company and other loans pursuant to purchased servicing rights.

Net income for the year ended December 31, 1995 declined 36.2%, from $3.0 million during 1994 to $1.9 million. While the Company was able to generate a 23.3% increase in net interest income, net income was adversely affected by a 19.8% increase in operating costs which included start up costs on four branches opened during 1995, costs associated with the termination of the Company's mortgage-banking operations, the costs to shut down one of the Company's two branches located in South Lake Tahoe, California and the costs associated with the Company's Director's Retirement Plan. Additionally, during 1995, the Company altered its strategy with respect to the sale of SBA loans. Rather than continuing to sell the guaranteed portion of the SBA portfolio, the Company retained both the guaranteed and unguaranteed portions in its portfolio. During 1996 the Company plans to securitize and sell portions of its unguaranteed SBA loans. The first such securitization is expected to be completed during the second quarter of 1996.

The following table summarizes the operating results for the years ended December 31, 1995, 1994, and 1993 (amounts in thousands except percentage amounts):

                                           December 31,                    1995 over 1994             1994 over 1993
                               ------------------------------------     ----------------------    ------------------
                                  1995         1994         1993        Amount    Percentage(1)   Amount     Percentage(1)
                                  ----         ----         ----        ------    -------------   ------     -------------
Total interest income......... $25,831       $19,657      $17,246      $ 6,174         31.4%      $ 2,411        14.0%
Total interest expense........   8,491         5,597        4,503        2,894         51.7         1,094        24.3
                               -------       -------      -------      -------                    -------
Net interest income...........  17,340        14,060       12,743        3,280         23.3         1,317        10.3
Provision for possible
  loan and lease losses.......   1,270           885        1,560          385         43.5          (675)      (43.3)
                               -------       -------      -------      -------                    -------
Net interest income after
  provision for possible
  loan and lease losses.......  16,070        13,175       11,183        2,895         22.0         1,992        17.8
Total other operating income..   7,969         9,177       10,214       (1,208)       (13.2)         (1,037)    (10.2)
Total other operating
  expense.....................  20,944        17,486       17,023        3,458          19.8          463         2.7
                               -------       -------      -------      -------                    -------
Income before provision
  for taxes...................   3,095         4,866        4,374        (1,771)      (36.4)          492        11.2
Provision for income taxes....   1,179         1,863        1,670         (684)       (36.7)          193        11.6
                               -------       -------      -------      -------                    -------

Net Income.................... $ 1,916       $ 3,003      $ 2,704      $(1,087)       (36.2)      $   299        11.1
                               =======       =======      =======      =======                    =======

(1)      Increase (decrease) over previous year's amount.


Net Interest Income. Net interest income is influenced by a number of factors such as the volume and distribution of interest earning assets, the rate charged on loans for interest and fees, the rate earned on investments and federal funds sold and the rate paid for deposits and other liabilities.

The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and from changes in rates. Income from tax-exempt securities has not been presented on a tax-equivalent basis as it is not significant. For purposes of this table, the change not solely attributable to volume or rate has been allocated to change due to volume and change due to rate in proportion to the relationship of absolute dollar amounts (in thousands) of the change in each.

                                                        1995 over 1994                       1994 over 1993
                                             ----------------------------------     -----------------------
                                                Volume        Rate        Total        Volume       Rate       Total
Increase (Decrease) in Interest Income:
Loans.......................................  $   3,853   $   2,343    $   6,196     $     694  $     667  $    1,361
Mutual funds................................       (139)         43          (96)           19         71          90
Taxable securities..........................       (231)        163          (68)          643         73         716
Tax-exempt securities.......................         16          (4)          12             0         17          17
Federal funds sold..........................        (54)        170          116           105        141         246
Other deposits..............................          6           8           14             7        (26)        (19)
                                              ---------   ---------    ---------     ---------  ---------  ----------

Total.......................................      3,451       2,723        6,174         1,468        943       2,411
                                              ---------   ---------    ---------     ---------  ---------  ----------

Increase (Decrease) in Interest Expense:
Deposits:
  Savings deposits..........................        (28)         (3)         (31)           73        (72)          1
  Transaction accounts......................       (137)        238          101           106       (136)        (30)
  Time deposits.............................      1,255       1,538        2,793           293         82         375
                                              ---------   ---------    ---------     ---------  ---------  ----------

Total.......................................      1,090       1,773        2,863           472       (126)        346
                                              ---------   ---------    ---------     ---------  ---------  ----------

Other borrowings............................          5         (41)         (36)          (17)         5         (12)
Convertible debentures......................         72          (5)          67           819        (59)        760
                                              ---------   ---------    ---------     ---------  ---------  ----------

Total.......................................      1,167       1,727        2,894         1,274       (180)      1,094
                                              ---------   ---------    ---------     ---------  ---------  ----------
Increase in
  net interest income.......................  $   2,284   $     996    $   3,280     $     194  $   1,123  $    1,317
                                              =========   =========    =========     =========  =========  ==========

As disclosed in the foregoing table, the Company's net interest income in 1995 and 1994 increased over preceding years. In both 1995 and 1994 volume increases were related to an increase in the asset size of the Company. During 1995 and 1994, total daily average assets increased by 11.1% and 10.8%, respectively. During these same periods, the volume component of the increase in net interest income was 16.3% and 1.5%, respectively.

For 1994 the rate of increase in the volume component of the increase in net interest income was lower than the increase in average daily assets due both to the fact that the percentage of average non-interest-bearing deposits decreased to 22.0% from 23.8% during 1993 and additionally due to the increase in other interest bearing liabilities related to the issuance of the Debentures.

During 1995 the rate of increase in the volume component of the increase in net interest income exceeded the increase in average daily assets, primarily as a result of an increase in the percentage of average interest earning assets to average total assets from 83.7% in 1994 to 85.3% during 1995. This increase in average interest earning assets was partially offset by a decrease in average non-interest-bearing deposits to 21.0%.

Because the Company funded more of its growth between 1986 and 1991 by the use of interest-bearing deposits versus non-interest-bearing demand deposits, the ratio of non-interest-bearing deposits to total deposits declined. In 1992 and 1993, largely because of the success of the Company in attracting non-interest-bearing deposits, this declining trend was reversed. During 1994 and escalating in 1995, the Company again found itself in the position of funding much of its growth through the use of interest-bearing deposits. The Company charges interest rates and fees in accordance with general economic conditions, capital and liquidity constraints, and desired net interest margin levels.

Approximately 84% of the Company's loan portfolio consists of variable rate loans tied to the prime rate for leading west coast U.S. banks. The prime interest rate is influenced by forces outside the Company's control. Because the Company has less variable rate deposits than variable rate loans, the Company would expect to incur a reduction in its net interest margin when interest rates fall, and when interest rates rise, the reverse would be expected to apply.

During the first quarter of 1996 the Company moved to mitigate the effect of the change in the prime rate on its net interest income by entering into a three year $20 million notional amount interest rate swap agreement with a major bank (the "Bank"). Under this agreement the Bank pays a fixed rate of 8.17% and receives from the Company the prime rate. If prime increases by 1%, the Company would pay the Bank $216 thousand on an annual basis. Conversely, if prime decreases by 1%, the Bank would pay the Company $184 thousand on an annual basis. At the current prime rate of 8.25%, the Company will pay the Bank $16 thousand annually. Any payments made or received by the Company under the terms of the agreement are more than offset by the corresponding increase
or decrease in interest on its variable rate loans.   This  transaction has a
similar effect to that of converting 10% of the Company's variable rate loans to a fixed rate.

The average prime rate for leading banks and as used by the Company ("prime rate") for 1995 was 8.83% compared to 7.13% in 1994. This increase equates to a price variance in 1995 of $2.9 million compared to an actual price variance of $2.34 million. The difference includes a decrease in the contribution of loan fees. Loan fees totaled $1.12 million, $1.30 million and $1.98 million for the years ending December 31, 1995, 1994 and 1993, respectively. As a percentage of average loans, loan fees represented 0.55% in 1995, 0.78% in 1994 and 1.24% in 1993.

In 1994, the average prime rate was 7.13% compared to 6.0% for 1993. This 1994 increase equated to a positive price variance in 1994 of $1.66 million compared to an actual positive price variance of $667 thousand. The difference is primarily related to a decrease in the contribution of loan fees.

Starting in the fourth quarter of 1992, and continuing into 1994 the Company increased its investment in U.S. government securities with a maturity of one year or less, while decreasing its holding of federal funds sold and mutual funds. Investment in these securities allowed the Company to maintain its short-term liquidity needs while earning interest at a rate greater than that for mutual funds or federal funds sold. Additionally, during the fourth quarter of 1993, at the request of the CSBD, Truckee River Bank raised its liquidity levels. See "Liquidity". These two actions were the primary factors associated with the increased volume variance in taxable securities during 1994. During 1995 the Company increased its holdings of guaranteed portions of SBA loans. These loans, which can be sold in relatively short periods of time, provide an available source of liquidity. The negative volume variance during 1995 in investment securities included the effect of funding the increase in guaranteed portions of SBA loans both with an increase in time deposits and a decrease in taxable investment securities. Additionally during 1995 the positive spread between short term U.S. Government securities and federal funds sold narrowed considerably from prior year levels and the Company therefore increased its reliance on federal funds sold for short term investment purposes. The positive rate variances for 1994 and 1995 in taxable investment securities are consistent with market conditions.

The 1995 and 1994 rate variances in federal funds sold are primarily attributed to the interest rate changes during these periods. The positive volume variance in 1994 resulted from the Company's increase in liquid assets as its overall asset size increased, partially offset by the use of short term U.S. government securities for this purpose. The negative volume variance in 1995 includes the effect of the Company's lowering its average investment in these funds while increasing its holdings of the guaranteed portion of SBA loans.

Mutual funds consist of investments in mutual funds whose assets are invested primarily in U.S. government securities. Interest earned on mutual funds during 1994 and 1993 includes interest on both money market mutual funds and non money market mutual funds. These funds have no stated maturity and can be bought or sold daily. Money market mutual funds in most cases earn interest at a higher rate than federal funds and, like federal funds, provide a daily source of liquidity. During 1994 the Company stopped using money market mutual funds as a source of liquidity. Mutual funds held at December 31, 1994 and during 1995 related to a non money market mutual fund held principally for investment purposes. The price variances for both 1994 and 1995 reflect the general changes in interest rates during these periods and additionally during 1995 includes the effect of the discontinuance of the use of money market mutual funds in the Company's investment portfolio.

Other deposits consist primarily of the cash surrender value of officers' life insurance policies. Interest earned on these policies is reduced by insurance costs incurred including, at the start of the second and third years for each policy, a surrender charge. The modest volume increases in both 1995 and 1994 is due to retention of accrued interest in the policies. Because the Company is now funding new employee participation with traditional pay as you go life insurance versus single premium life insurance, the volume increases in this asset will for the future be limited to retained income for existing single premium policies. The rate variances in 1994 and 1995 are associated with market rate conditions.

The average balance and average rate paid on interest bearing transaction accounts during 1995 and 1994 are as follows:

                                                     Year Ended December 31,
                                              1995                               1994
                                                    Money                             Money
                                         NOW        Market              NOW           Market
Average Balance..................    $  36,995     $  50,606          $32,502       $61,928
Rate paid........................        1.26%         3.02%            1.25%         2.40%

The Company prices its interest bearing deposits consistent with market conditions. During 1994 and 1995 the increase in the rate paid on its interest bearing transaction accounts has lagged behind the increase in the rate paid on the Company's time deposits. During the 1995 period the Company's average time deposits increased by 49.0% while its average Money Market accounts decreased by 18.3%. The Company attributes the decrease in Money Market accounts both to a movement into higher interest rate time deposits and a movement into non-bank money market accounts. The Company has relied on time deposits to fund most of its growth during 1995. During 1994 the Company funded much of its growth through out-of-area CDs and the Company's $10 million 8 1/2% optional convertible subordinate debenture issuance during February 1994 (the "Debentures").

The positive volume variance in time deposits for 1994 was primarily related to out-of-area CDs. These CDs pay on average a greater rate than CDs gathered through the Company's branch network and are the key factor in the 1994 positive rate variance in this category. The average rate paid on time deposits for 1994 was 4.17% and for 1993 was 4.03%. The average rate paid on time deposits for 1995 increased to 5.85%.

The increase in average time deposits during 1995 included both an increase in out-of-area CD's as well as retail CD's generated though the Company's branch network. Out-of-area CD's at December 31, 1995 totaled $34.8 million or 11.9% of total deposits at this same date. This represents an increase of $17.1 million over the December 31, 1994 balance. Total CD's increased by $70.7 million between December 31, 1995 and December 31, 1994 while average CD's increased by $30.1 million during this same time period of which $6.5 million represents out-of-area time deposits. The positive rate variance for 1995 primarily relates to market conditions.

Other borrowings consist primarily of federal funds purchased from other banks and, beginning in August 1992, a $300 thousand capital lease related to Truckee River Bank's Gateway branch. The negative rate variance experienced during 1995 includes the effect of capitalizing interest expense on the Company's new Sierra Bank of Nevada headquarters building currently being constructed in Reno, Nevada.

The variances in convertible debentures in 1994 and 1995 relate to the issuance of the Debentures.

Provision  for  Possible   Loan  and  Lease   Losses.   At  December  31,  1995,
approximately 68% of the Company's loan portfolio was held in loans collateralized primarily by real estate. Particular attention is given by the Company to factors affecting the real estate markets. The primary risk elements considered by management with respect to commercial real estate loans are changes in real estate values in the Company's market area and general economic conditions. The primary risks associated with other commercial loans are the financial condition of the borrower, general economic conditions in the Company's market area, the sufficiency of collateral, the timeliness of payment, and interest rate fluctuations. The primary risk elements considered by management with respect to other loans are the lack of timely payment and the value of collateral. The Company has a reporting system that monitors past due loans and management has adopted policies to preserve the Company's position as a creditor.

The Company maintains its allowance for possible loan and lease losses to provide for potential losses in its loan and lease portfolio. The allowance is established through charges to earnings in the form of provision for possible loan and lease losses. Loan losses are charged to, and recoveries are credited to, the allowance for possible loan and lease losses. The provision for possible loan and lease losses is determined after considering various factors such as loan loss experience, current economic conditions, maturity of the loan portfolio, size of the loan portfolio, industry concentrations, borrower credit history, the existing allowance for possible loan and lease losses, independent loan reviews, current charges and recoveries and the overall quality of the portfolio, as determined by management, regulatory agencies and independent credit review consultants retained by the Company.

The provision for loan and lease losses for the year ended December 31, 1995 was $1.3 million and net loan losses were $971 thousand. The end of period allowance for possible loan and lease losses was $3.85 million or 1.60% of loans and leases at December 31, 1995. During 1994, the provision for possible loan and lease losses was $885 thousand and net loan losses were $811 thousand. The allowance for possible loan and lease losses at December 31, 1994 totaled $3.55 million, which represented 2.05% of loans and leases outstanding. Excluding loans and portions of loans guaranteed by the federal government the allowance for possible loan and lease losses to total loans and leases was 1.83% at December 31, 1995 and 2.20% at December 31, 1994.

In evaluating the Company's loan loss reserve, management considers the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio, which includes local commercial loans and SBA loans. From inception of its SBA lending program in 1983 through 1990, the Company sustained a relatively low level of losses from these loans. Losses, net of recoveries from the unguaranteed portion of SBA loans retained in the Company's loan portfolio, increased from $232 thousand in 1991 to $648 thousand in 1992 and decreased to $377 thousand in 1993 and $373 thousand in 1994. During 1995 net losses in the SBA loan portfolio again increased to $575 thousand. The increase in 1992, 1993, 1994 and 1995 over 1991 includes the effect of the maturing of the SBA loan portfolio, the impact of the recession in California on borrowers and collateral values, and an increase in the size of the SBA loan portfolio. Most of the Company's other commercial loan losses have been for loans to businesses within the Tahoe basin area and during 1993, 1994 and 1995, at the Company's Sierra Bank of Nevada subsidiary. The Company believes that it has taken steps to minimize its commercial loan losses, including centralization of lending approval and processing functions. It is important for the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. To offset the added risk these loans may represent, the Company typically charges a higher interest rate. It also attempts to mitigate this risk through the loan review and approval process.

The following table sets forth the ratio of the allowance for possible loan and lease losses to nonperforming loans, the ratio of the allowance for possible loan and lease losses to total loans and the ratio of nonperforming loans to total loans and leases as of the dates indicated.

                                                                           Year Ended December 31,
                                                                           1995     1994     1993
                                                                          ------   ------   ------

Allowance for possible loan and lease losses to nonperforming loans ..     70.2%   142.9%   120.9%
Allowance for possible loan and lease losses to total loans and leases      1.6%     2.1%     2.2%
Nonperforming loans to total loans and leases ........................      2.3%     1.4%     1.8%

The balance of nonperforming loans at December 31, 1995 include $564 thousand in loans which were classified as in-substance foreclosures at December 31, 1994 and $1.9 million in loans and portions of loans guaranteed by the federal government. Excluding the guaranteed loans the allowance for possible loan and lease losses to nonperforming loans at December 31, 1995 increases to 107.1% and nonperforming loans to total loans and leases drops to 1.5% at this same date.

Management considers the allowance of $3.85 million at December 31, 1995, to be adequate as a reserve against foreseeable losses at that time.

Total Other Operating Income. Total other operating income for the year ended December 31, 1995 decreased by 13.2% from the 1994 level. For 1994 other operating income decreased by 10.2% as compared to 1993.

The following table summarizes the principal elements of total other operating income and discloses the increases (decreases) and percent of increases (decreases) for 1995 and 1994 (amounts in thousands except percentage amounts):

                                                                                       Increase (Decrease)
                                      Year Ended December 31,              1995 over 1994           1994 over 1993
                                  1995         1994         1993        Amount     Percentage     Amount     Percentage
Service charges................$ 1,755        $1,517       $1,461       $  238         15.7%      $    56         3.8%
Securities (losses)/gains......    (62)           (4)         121          (58)    (1,450.0)         (125)     (103.3)
Net gain on sale of SBA loans..    307         2,300        3,200       (1,993)       (86.7)         (900)      (28.1)
Net loan servicing income......  4,667         4,474        4,436          193          4.3            38         0.9
Other income...................  1,302           890          996          412         46.3          (106)      (10.6)
                               -------        ------       ------       ------                    --------

                               $ 7,969        $9,177       $10,214      $(1,208)      (13.2)      $ (1,037)     (10.2)
                               =======        ======       =======      =======                   ========


Service charges on deposit accounts increased by 15.7% in 1995 over 1994 levels and 3.8% in 1994 over 1993 levels. The increase in 1995 includes the effect of an increase in average non-interest-bearing demand accounts and an increase in overdraft charges at Sierra Bank of Nevada. The increase in 1994 is primarily related to an increase in service charge rates at Sierra Bank of Nevada.

The securities loss of $62 thousand incurred in 1995 included a loss of $46 thousand generated on the sale of $500 thousand in mutual funds. The Company currently maintains in its investment portfolio mutual funds with a market value of $1.39 million at December 31, 1995 and an original cost of $1.5 million at this same date. The Company's current investment strategy does not include the holding of any additional investment in mutual funds.

Legislative changes to the SBA's loan program have lowered the gain recorded on the sale of SBA loans by the Company since August 31, 1993. These legislative changes include the reduction of the guaranteed percentage on loans made through the SBA's Preferred Lender Program to 70%; reduction of the guaranteed percentage on loans made through the SBA's Certified Lender Program for loans over $155 thousand with terms over ten years to 75%; charging a fee equal to 50% of any cash premiums in excess of 10% of the guaranteed portion of the sold loan; and charging a fee of 0.4% on the declining balance of loans sold into the secondary market after August 31, 1993.

In December 1994, the SBA announced a temporary ruling that, beginning January 1, 1995, reduced the maximum loan that may be made under the SBA 7(a) program to $500 thousand. Additionally, effective May 15, 1995 a temporary ruling eliminated guarantees for refinanced debt with limited exceptions. Effective October 12, 1995, these temporary restrictions were removed. The SBA established new guarantee percentages of 80% for loans of $100,000 or less and 75% for all other loans, subject to a maximum guaranteed amount of $750,000. At the same time, the fee structure was revised to include a fee of 0.5% per annum on the guaranteed portion of the outstanding balance of all loans approved on or after October 12, 1995 and to increase the guarantee fees charged borrowers.

Sales of SBA loans in 1995, 1994, and 1993 were $5.6 million, $38.2 million, and $35.1 million, respectively. In 1995 the Company altered its strategy with respect to the sale of SBA loans. Rather than continuing to sell the guaranteed portion of the portfolio the Company began to retain the guaranteed portion and plans to securitize and sell portions of unguaranteed SBA loans. The Company estimates that the decline in sales between 1994 and 1995 would have been reduced by up to $15.4 million if it had continued to sell the guaranteed portion of loans available for sale in 1995, resulting in an estimated decline in sales of approximately $17.2 million. This decline includes the effect of temporary restrictions in the SBA program. In addition to the effect of the changes in the SBA program, the Company has in the last several years experienced increased competition in the SBA market place.

To support its SBA program the Company has, since 1983, relied in part on third party SBA loan packagers. In 1995, approximately 27% of the Company's SBA loans were generated by SBA packagers. This compares to 38% during 1994. The packagers refer proposed SBA loans to the Company and provide certain services to the borrowers. The packagers receive fees of a fixed amount from the borrowers, not exceeding limits prescribed by the SBA, for preparing the SBA loan application for the borrower. They also receive a fee from the Company for referring the loans. These referral fee payments are included in the basis of loans and hence are not disclosed separately in the Company's financial statements. Referral fees for 1995, 1994, and 1993 totaled $200 thousand, $481 thousand, and $392 thousand, respectively. The reduction in packager volume in 1995 includes the loss of loan packages to competition based on price and underwriting factors and the focus by the Company on its loan production offices as its primary source for generating new loans.

The reduction in the profit margins recorded on SBA loan sales during 1994 and 1995 as compared to 1993, includes the effect of the legislative changes made in 1993 and 1994 and, additionally, the Company has experienced a market rate decrease in the premium paid as a percentage of loans sold.

To mitigate the effect of the changes in the SBA program, the Company has begun expanding its ability to generate an increased volume of SBA loans through the establishment of new loan production offices in Las Vegas in December 1993, in Buena Park in Southern California in February 1995 and in Fresno in December 1995, and the addition of supporting personnel at other offices. In addition the Company has increased its efforts to diversify its lending activities and during 1995 has experienced significant gains in its construction, real estate and non-SBA commercial loan portfolios.

Net loan servicing income increased by 4.3% in 1995 as compared to 1994. For the year ended December 31, 1994 net loan servicing income increased by 0.9% over 1993 levels. Net loan servicing income primarily consists of net servicing income on SBA loans. For the years ended December 31, 1995, 1994 and 1993, net servicing income on SBA loans totaled $4.7 million, $4.4 million and $4.3 million, respectively. Servicing income on SBA loans is reported net of the amortization of the Excess Servicing recorded on the sale of the same loans and the amortization of purchased servicing. Amortization is based on the expected average life of the related loans. To date, actual prepayment experience reflects an average life in excess of the estimated life.

The increase in net servicing income on SBA loans in 1994 and 1995 is primarily attributable to a change made by the Company during the third quarter of 1994 related to its estimates of the prepayment speeds of the SBA loans it services. The effect of this change was to decrease amortization expense by approximately $400 thousand in 1994 and $800 thousand in 1995. Servicing income exclusive of amortization, has declined in both years as a result of prepayments on existing loans plus a lowered level of SBA sales and the change during late 1992 to the sale of loans for cash premiums.

During 1994 and into 1995 the Company experienced a reduction in demand and a decline in profit margins in its mortgage banking operations. During 1995, as a result of the decline in profitability of this operation and to focus on the Company's most strategically important activities, the Company closed its mortgage banking operations.

Other income consists primarily of merchant credit card fees and gains on sale of the right to service mortgage loans. Additionally, during 1994 the Company recorded a loss on sale of Other Real Estate Owned ("OREO") property of $68 thousand and during December 1995, the Company sold $5.3 million in commercial real estate loans and recorded a gain of $176 thousand on this sale.

Merchant credit card revenue totaled $442 thousand in 1995, $410 thousand in 1994 and $384 thousand in 1993. During the third quarter of 1993 the Company terminated its relationship with its outside processor and contracted with a new processor. With the change in processors the Company has chosen to eliminate its processing of merchant accounts outside of its service area. The change in processors and the related reduction in merchant accounts processed did not have a significant impact on the Company's operations.

Gain on sales of servicing rights on mortgage loans totaled $190 thousand in 1995, $223 thousand in 1994, and $329 thousand in 1993. As a result of a termination of its mortgage banking operations, the Company does not expect to generate gains from the sale of mortgage rights in the future. Additional significant sources of other income during 1995 include $242 thousand related to the Company's mortgage banking operations, $83 thousand in rental income and $93 thousand related to the sale of mutual funds and annuities through a third party marketer.

Other Operating Expense. The ratio of the Company's other operating expenses to total assets is higher than for California banks in general because Truckee River Bank experiences higher operating expenses in its area of operation and employs additional personnel and utilizes additional facilities to manage its SBA loan program and other services related to income activities which provide non-interest income. Because of the extreme climatic conditions in much of the Company's area of operations (temperatures range from -35 degrees to +100 degrees and average snow levels exceed 150 inches per year), local building codes require more expensive construction and the Company experiences added costs of heating and snow removal which increase occupancy costs. Additionally, the Company's supplies are generally more expensive than in larger metropolitan regions because of the added cost of freight.

The following table computes the ratio of major other operating expense categories to total average assets (in thousands except for percentage amounts):


                                                          Salaries              Occupancy
                                                             and                   and                  Other
             Year Ended              Average               Related              Equipment             Operating
            December 31,             Assets              Benefits(1)            Expenses              Expenses
                1995               $286,194                  3.6%                  1.2%                  2.4%
                1994                257,609                  3.6                   1.1                   1.7
                1993                232,441                  3.8                   1.1                   2.1

(1) Excludes bonuses and contribution to KSOP plan. Including these items, percentages would be 3.7%, 3.9% and 4.1% for the years ended December 31, 1995, 1994 and 1993, respectively.



The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for 1995 and 1994 (amounts in thousands except percentage amounts):

                                                                                       Increase (Decrease)
                                      Year Ended December 31,              1995 over 1994             1994 over 1993
                                  1995         1994         1993        Amount     Percentage     Amount      Percentage

Salaries and related benefits  $10,366       $ 9,370      $ 8,823      $   996        10.63%      $   547         6.2%
Bonuses......................       63           544          461         (481)       (88.4)           83        18.0
KSOP contribution............      198           167          150           31         18.6            17        11.3
Occupancy and equipment......    3,401         2,960        2,672          441         14.9           288        10.8
Insurance....................      277           286          321           (9)        (3.1)          (35)      (10.9)
Postage......................      304           249          265           55         22.1           (16)       (6.0)
Stationery and supplies......      334           252          279           82         32.5           (27)       (9.7)
Telephone....................      350           262          245           88         33.6            17         6.9
Advertising..................      715           298          259          417        139.9            39        15.1
Legal fees...................      470           149          184          321        215.4           (35)      (19.0)
Consulting fees..............      263           128          176          135        105.5           (48)      (27.3)
Audit and accounting fees....      150           131          132           19         14.5            (1)       (0.8)
Directors' fees and expenses.      909           349          331          560        160.5            18         5.4
FDIC assessments.............      284           575          537         (291)       (50.6)           38         7.1
Other........................    2,860         1,766        2,188        1,094         61.9          (422)      (19.3)
                               -------       -------      -------      -------                    --------

                               $20,944       $17,486      $17,023      $ 3,458         19.8       $   463         2.7
                               =======       =======      =======      =======                    =======

The Company maintains a management incentive plan which provides for bonuses to be payable to all noncommissioned employees upon achieving certain predefined goals. No incentive bonuses were earned in 1995 under this plan. The bonus expense recorded in 1995 relates to the Legal and Audit departments of the Company. Bonuses for these departments were determined by the Company's Audit and Personnel Committees. A total of $544 thousand and $461 thousand were earned in 1994 and 1993, respectively, under the Company's incentive plans. The KSOP contribution includes a $50 thousand contribution to the stock ownership portion of the KSOP plan during 1994 and 1995 and $60 thousand in 1993 and the remainder of the expense is related to employees matching contributions to the 401(k) portion of the plan. The increase in occupancy and equipment costs during 1995 includes $349 thousand related to the Company's four new branch locations.

The Company maintains a financial institutions bond for its operations and directors and officers insurance. The decrease in overall insurance costs in 1994 resulted from a softening of the insurance market for financial institutions and a change in insurance carriers. The increase in postage includes both an increase in the size of the Company and an increase in rates effective January, 1995. Stationery and supplies costs increased in excess of the increase in average assets primarily related to $45 thousand incurred for the start up and 1995 operations of the four new branches. Telephone costs during 1995 included the costs of an expanded branch system and an upgrade and expansion of the Company's data communication telephone lines. Advertising in 1995 includes an expanded budget for Truckee River Bank and costs related to Truckee River Bank's new branches. The increase in legal expenses during 1995 relates to general litigation matters and a voluntary internal investigation of the Company's investment in an entity known as Community Assets Management. The change in consulting costs during 1995 is primarily related to a corporate identity study, a review of directors' compensation and assistance in strategic planning. Directors' expenses in 1995 include a one-time $528 thousand pre-tax charge for the Director Emeritus Program, which provides retirement benefits to certain directors who choose to participate in the program, and $25 thousand for an additional retirement plan for Truckee River Bank's past Chairman.

The decrease in FDIC assessments is related to a reduction in rates. Effective June 1, 1995, the FDIC revised its rate schedule reducing rates to reflect the fact that the Bank Insurance Fund was fully recapitalized at the end of May 1995. Other expense in 1995 includes a $100 thousand business loss related to other real estate owned, $232 thousand related to two litigation matters, $243 thousand related to the termination of the Company's mortgage operations, and a pretax charge of $530 thousand during the fourth quarter related to the closing of Truckee River Bank's branch located in the Crescent V Shopping Center in South Lake Tahoe, California. The customer accounts formerly maintained in this branch were transferred to Truckee River Bank's Bijou branch which is located approximately one mile away.

Provision for Income Taxes. The provision for income taxes was $1.18 million, $1.86 million and $1.67 million for the years ended December 31, 1995, 1994 and 1993, respectively, representing 38.1%, 38.3% and 38.2%, of income before taxation for the respective years.

Included in the Company's earnings are items which are exempt from federal and, in some cases, state income taxes. These items include interest on certain loans and securities of state and county municipalities and the increase in the cash surrender value of life insurance policies on certain officers and directors.

Liquidity

Liquidity refers to the Company's ability to maintain adequate cash flows to fund operations and meet obligations and other commitments on a timely basis. The Company's liquidity management policies are structured so as to maximize the probability of funds being available to meet present and future financial obligations and to take advantage of business opportunities. Financial obligations arise from withdrawals of deposits, repayment on maturity of purchased funds, extensions of loans or other forms of credit, purchase of loans, payment of interest on deposits and borrowings, payment of operating expenses, and capital expenditures.

The Company has various sources of liquidity. Increases in liquidity result from the maturity or sale of assets. Other than cash itself, short-term investments like federal funds sold are the most liquid assets. Also, investment securities available for sale can be sold prior to maturity as part of prudent asset/liability management in response to changes in interest rates and/or prepayment risk as well as to meet liquidity needs. Additionally, liquidity is provided by loan repayments and by selling loans in the normal course of business. At December 31, 1995, the Company had $15.4 million in guaranteed portions of SBA loans available for sale, all of which could be sold within a short period of time compared to $636 thousand of SBA loans available for sale at December 31, 1994. In management's view, these loans represent an available source of liquidity. Deposits such as demand deposits, savings deposits and retail time deposits also provide a source of liquidity. They tend to be stable sources of funds except that they are subject to seasonal fluctuations. The Company maintains an adequate level of cash and quasi-cash items to meet its day-to-day needs and in addition, at December 31, 1995, the Company had unsecured lines of credit totaling $5.3 million with its correspondent banks.

During 1995 the Company changed its strategy from the selling of the guaranteed portion of SBA loans to retaining these portions of loans in its portfolio. Additionally the Company announced that it intends to securitize and sell the unguaranteed portion of SBA loans. The Company expects to complete the first such securitization during the second quarter of 1996 and expects to include up to $40 million of the unguaranteed portion of SBA loans in this securitization.

Cash and due from banks, and federal funds sold as a percentage of total deposits were 13% at December 31, 1995 as compared to 12% at December 31, 1994. Cash and due from banks totaled $18.7 million at December 31, 1995 as compared to $18.0 million at December 31, 1994, and federal funds sold totaled $20.5 million at December 31, 1995 as compared to $8.0 million at December 31, 1994. Federal funds sold represent deposits which are predominantly uninsured. The uninsured portion of these deposits together with the uninsured portion of cash deposited with other institutions totaled $21.0 million as of December 31, 1995. In the event of a failure of any of these institutions, the Company could lose all or part of its deposits. To mitigate this risk, the Company periodically examines the financial statements of these institutions and limits the amount it deposits with any single institution.

During 1994 the Company chose to increase its investment in short term investment securities as an additional source of liquidity primarily as a result of the rate differential between these securities and federal funds sold. However during the second half of 1995, this differential became less significant and the Company increased its holdings of federal funds sold while decreasing its investment securities classified as available for sale from $25.9 million at December 31, 1994 to $25.0 million on December 31, 1995.

Total loans increased from $172.9 million at December 31, 1994 to $240.0 million at December 31, 1995. The increase included $20.6 million in SBA loans, $24.0 million in other commercial loans, $6.7 million in real estate-mortgage, $13.4 million in real estate-construction and $3.2 million in leases. Individual and other loans decreased by $0.8 million. The increase in SBA loans relates primarily to the Company's decision to retain the guaranteed portion of SBA loans. The increase in other loans includes the Company's program to expand and diversify its non-SBA lending activities. The $67.1 million increase in the loan portfolio since December 31, 1994 was primarily funded with increased time deposits.

Deposits increased by $74.3 million from $218.9 million at December 31, 1994 to $293.2 million at December 31, 1995. A decrease of $1.8 million in interest-bearing transaction accounts was offset by increases of $5.2 million in non-interest-bearing demand accounts, $70.7 million in time deposits, and $0.2 million in savings accounts. The Company attributes the decrease in interest-bearing transaction accounts primarily to two factors, the transfer of funds into higher yielding time certificates of deposit and the movement of funds into nonbank investment vehicles such as money market mutual funds. The increase in time deposits includes an increase in out-of-area certificates of deposit of $17.1 million.

To mitigate the effect of seasonality of its deposit sources which is due to the local tourist-based economy, Truckee River Bank utilizes a "money desk" to solicit out-of-area CDs to supplement its other deposit sources, to provide additional liquidity and additionally, to help support its loan growth. These deposits, which at December 31, 1993, 1994 and 1995 totaled $28.9 million, $17.6 million and $34.7 million, respectively, represented 13.1%, 8.0% and 11.9% of total deposits as of December 31, 1993, 1994 and 1995, respectively. The increase in 1993 resulted from the CSBD's requirement beginning in the fourth quarter of 1993 that Truckee River Bank raise its liquidity levels. Until December 1995, the CSBD did not include loans available for sale in its calculation of liquidity and therefore required a higher level of liquidity than is required by the FDIC. In the opinion of the Company, because of seasonal conditions, these actions by the CSBD caused Truckee River Bank to maintain levels of liquidity above those it might otherwise have maintained at certain peak times of the year and required the use of additional capital to support these increased levels.

To attract out-of-area CDs, Truckee River Bank subscribes to a listing service which lists nationally the rate Truckee River Bank is prepared to pay. Customers call Truckee River Bank directly and place deposits. Additionally, beginning in 1995 Truckee River Bank began accepting referrals by brokers which can result in a slightly lower cost of those deposits. At December 31, 1995 $4.3 million of out-of-area CD's have been acquired through broker referrals. To attract deposits, Truckee River Bank pays a market rate which may at times be above the comparable rate offered by Truckee River Bank to its local depositors. The overhead costs associated with these out-of-area deposits is, however, lower than that for local deposits since local deposits require the use of bank branch facilities and hence the Company believes the cost of these funds does not normally exceed the cost Truckee River Bank incurs to generate comparable deposits through its branch system. While out-of-area deposits are acquired at an acceptable cost, Truckee River Bank monitors the level of these deposits because it is concerned that out-of-area deposits are more rate sensitive and volatile and that there may be some exposure for increased costs in the future should the supply tighten. If interest rates rise rapidly, the Company's reliance on these deposits could have an adverse impact on net interest income if the costs to retain those deposits rise faster than rates charged on interest-earning assets.

In order to reduce the Company's reliance on out-of-area time deposits and to generate additional deposits needed to fund loan growth, the Company opened four new branches during 1995. On April 17, 1995, Truckee River Bank opened two new branches, one in Auburn and a second branch in Grass Valley, California. On July 17, 1995,

Truckee River Bank opened a regional facility in Sacramento, California. Sierra Bank of Nevada opened a branch in Carson City, Nevada on September 6, 1995. Total deposits raised from these branches at December 31, 1995 were $26.9 million.

During December 1995, the Company sold $5.3 million of commercial loans. This sale had a positive effect both on the Company's liquidity position and its risk-based capital ratios.

Capital Resources

At December 31, 1995, the Company had shareholders' equity of $29.8 million as compared to $28.2 million at December 31, 1994. The Company's growth strategy is to expand its banking business, internally and through possible acquisitions. Such expansion is contingent on the retention of internally generated earnings, and the possible issuance of new equity or additional debt, as well as the satisfaction of other factors including obtaining regulatory approvals.

The Company's strategy is to expand its banking business, through internal growth and acquisitions, both within its present service areas, particularly in the Reno metropolitan market and adjacent areas, and the Sacramento, Auburn and Grass Valley locations. It also plans to increase the volume and geographic scope of its SBA lending to leverage on its SBA loan origination and servicing capabilities. In connection with this objective, the Company established a loan production office in Las Vegas during December 1993, in February 1995 in Buena Park in Southern California, and during December 1995 in Fresno, California. The Company plans to finance its expansion program through the retention of internally generated earnings, through the use of the proceeds of its $10 million debt offering completed in February 1994, and through the possible future issue of equity and/or further debt offerings. Factors which could impede the Company's growth strategy include possible non-approval by the banking regulators of applications for acquisitions or new branches, and the possible inability of Bancorp to raise future capital through the issuance of equity or debt.

Sierra Bank of Nevada is rapidly outgrowing its present facility and during July 1994 purchased land at a cost of $700 thousand for the site of a new facility to be constructed in southwest Reno. Construction on the new facility began during September 1995 with completion expected by June 1996. The total cost of this facility is not expected to exceed $4.2 million. Sierra Bank of Nevada anticipates that it will initially occupy up to 18,000 square feet in the 29,000 square foot facility. The remaining space is to be leased until needed by the bank for expansion. The Company anticipates incurring certain costs related to relocation expenses, as well as increased occupancy expenses due to additional space, none of which are expected by management to be material to the Company. The lease on Sierra Bank of Nevada's current facility expires June 30, 1996.

During February 1996, the Company acquired land at a cost of $478 thousand in Carson City, Nevada. At this site the Company plans to build a 5,300 square foot facility to house its Carson City Branch. The total cost of this facility is not expected to exceed $1.2 million and is expected to be completed by the fourth quarter of 1996.
Currently the Carson City branch is located in a 780 square foot leased facility.

During 1987, the Company sold to the public $250,000 of 9% optional convertible debentures, convertible at the option of the holder at the end of seven years from the date of issue at $6.06 per share or redeemable at par. During 1994, $167,400 of the Company's 9% optional convertible debentures were converted into 27,619 shares of the Company's common stock. The conversion rate was $6.06 per share. Of the remaining debentures, $72,600 were redeemed for cash, and $10,000 were converted into 1,650 shares in 1995.

On February 8, 1994, the Company sold to the public $10,000,000 of 8 1/2% optional convertible subordinated debentures, convertible at the option of the holder at $10.00 per share. These debentures mature on February 1, 2004 and are redeemable on or after February 1, 1997 in whole or in part at the option of the Company. Convertible debentures outstanding at December 31, 1995 and 1994 consisted of $10,000,000 of these 8 1/2% optional convertible subordinated debentures. A portion of the net proceeds from this offering have been utilized to pay operating expenses of the holding company, to provide a $300 thousand equity infusion into Sierra Bank of Nevada, a $2.0 million equity infusion into Truckee River Bank, to repurchase 50,000 shares of stock on the open market, and to pay dividends to the Company's shareholders. Of the $5.2 million remainder at December 31, 1995, $3.5 million has been used to reduce the Company's reliance on out-of-area time deposits, and $1.7 million provides the operating cash resources for the holding company.

The Company paid dividends of twelve cents per share during March and September 1995. During June 1995, the Company repurchased 50,000 shares of its common stock on the open market at a total cost of $445 thousand.

On December 21, 1995, the Company designated 200,000 shares of its 10,000,000 authorized preferred shares as Series A Junior Participating Preferred Stock. These shares were created by the Company to facilitate a shareholder protection rights plan.

During January of 1996 a dividend of rights was made to existing stockholders to acquire stock of the Company. This plan is designed to protect the Company and its stockholders against abusive takeover attempts and tactics. In essence, the rights plan would dilute the interests of an entity attempting to take control of the Company if the attempt is not deemed by the Board of Directors to be in the best interests of all stockholders. If the Board of Directors determines that an offer is in the best interests of the stockholders, the stock rights may be redeemed for nominal value, allowing the entity to acquire control of the Company.

In 1990 and 1991, the Federal Reserve and the FDIC established new capital guidelines for banks and bank holding companies. Bancorp, Sierra Bank of Nevada and Truckee River Bank exceed minimum requirements for these capital ratios. See "Supervision and Regulation-Capital Standards".


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                          Page
Independent Auditors' Report................................................................................44

Consolidated Financial Statements of Sierra Tahoe Bancorp
  Consolidated Statements of Financial Condition............................................................45
  Consolidated Statements of Income.........................................................................47
  Consolidated Statements of Shareholders' Equity...........................................................49
  Consolidated Statements of Cash Flows.....................................................................50
  Notes to Consolidated Financial Statements................................................................54

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
  Sierra Tahoe Bancorp
Truckee, California


We have audited the consolidated statements of financial condition of Sierra Tahoe Bancorp and Subsidiaries ("Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sierra Tahoe Bancorp and Subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


Sacramento, California
January 31, 1996

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                     ASSETS


                                                                              December 31,
                                                                         1995              1994

                                                                             (in thousands)
Cash and cash equivalents:
   Cash and due from banks...................................        $    18,689       $   18,049
   Federal funds sold........................................             20,500            8,000
                                                                     -----------       ----------

   Total Cash and Cash Equivalents...........................             39,189           26,049

Investments in mutual funds (Note 2).........................              1,391            1,734

Investment securities (Note 2):
   Held to maturity..........................................              3,373            5,147
   Available for sale........................................             24,970           25,936

Loans held for sale (Note 3).................................             16,529            2,067
Loans and leases, net of allowance for possible loan
   and lease losses of $3,845 and $3,546 (Note 3)............            219,595          167,326
Excess servicing on SBA loans (Note 5).......................             14,813           16,027
Bank premises, leasehold improvements
   and equipment, net (Note 4)...............................              8,972            7,248
Accrued interest receivable and
   other assets..............................................              8,686            8,441
                                                                     -----------       ----------

   TOTAL ASSETS..............................................        $   337,518       $  259,975
                                                                     ===========       ==========

































                    See  notes  to  consolidated   financial statements.


                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                               December 31,
                                                                         1995                  1994

                                                                    (in thousands except share amounts)

Deposits:
   Non-interest-bearing demand...............................        $     60,579         $     55,381
   Savings...................................................              13,693               13,439
   Interest bearing transaction accounts.....................              91,273               93,119
   Time .....................................................             127,609               56,937
                                                                     ------------         ------------

   Total Deposits............................................             293,154              218,876

Other liabilities and interest payable.......................               4,531                2,936
Convertible debentures (Note 12).............................              10,000               10,000
                                                                     ------------         ------------

   Total Liabilities.........................................             307,685              231,812

Shareholders' equity (Notes 14 and 15):
   Preferred stock, no par value;
     9,800,000 shares authorized;
     none issued.............................................                   0                    0
   Preferred stock series A, no par value; 200,000
     shares authorized; none issued..........................                   0                    0
   Common stock, no par value; 10,000,000
     shares authorized; 2,592,419 and 2,620,179 shares
     issued and outstanding..................................              10,709               11,002
   Retained earnings.........................................              19,131               17,839
   Unrealized loss on investment securities
     available for sale, net of tax of
     $6 and ($409)...........................................                  (7)                (678)
                                                                     ------------         ------------

   Total Shareholders' Equity................................              29,833               28,163
                                                                     ------------         ------------

   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY....................................        $    337,518         $    259,975
                                                                     ============         ============































                       See notes to consolidated financial
                                  statements.

                                             SIERRA TAHOE BANCORP AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (continued)



                                                                                        Year Ended December 31,
                                                                                  1995           1994          1993

                                                                              (in thousands, except per share amounts)
Interest income:
   Loans and leases..............................................             $   23,582     $   17,386    $    16,025
   Federal funds sold............................................                    594            478            232
   Investment securities
     U.S. Treasury...............................................                    976          1,103            644
     U.S. Government agencies....................................                    385            272             35
     States and political subdivisions...........................                     29             17              0
     Other.......................................................                    144            294            184
   Other deposits................................................                    121            107            126
                                                                              ----------     ----------    -----------

   Total Interest Income.........................................                 25,831         19,657         17,246

Interest expense:
   Savings deposits..............................................                    286            317            316
   Transaction accounts..........................................                  1,995          1,894          1,924
   Time deposits ................................................                  5,352          2,559          2,184
   Convertible debentures (Note 12)..............................                    850            783             23
   Other.........................................................                      8             44             56
                                                                              ----------     ----------    -----------

   Total Interest Expense........................................                  8,491          5,597          4,503
                                                                              ----------     ----------    -----------

   Net Interest Income...........................................                 17,340         14,060         12,743

   Provision for possible loan and lease losses (Note 3).........                  1,270            885          1,560
                                                                              ----------     ----------    -----------
   Net Interest Income After Provision for Possible
     Loan and Lease Losses.......................................                 16,070         13,175         11,183






























                       See notes to consolidated financial
                                  statements.

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (continued)



                                                                                   Year Ended December 31,
                                                                                  1995           1994          1993

                                                                           (in thousands, except per share amounts)

Other operating income:
  Net servicing income (Note 5)..............................                 $    4,667     $    4,474    $     4,436
  Net gain on sale of loans (Note 5).........................                        307          2,300          3,200
  Service charges on deposit accounts........................                      1,755          1,517          1,461
  Other......................................................                      1,240            886          1,117
                                                                              ----------     ----------    -----------

  Total Other Operating Income...............................                      7,969          9,177         10,214

Other operating expense:
  Salaries and related benefits..............................                     10,627         10,081          9,434
  Net occupancy and equipment expense (Notes 4 and 7)                              3,401          2,960          2,672
  Other expense (Note 17)....................................                      6,916          4,445          4,917
                                                                              -----------    ----------    -----------

  Total Other Operating Expense..............................                     20,944         17,486         17,023
                                                                              ----------     ----------    -----------

  Income before provision for income taxes...................                      3,095          4,866          4,374
  Provision for income taxes (Note 6)........................                      1,179          1,863          1,670
                                                                              ----------     ----------    -----------

  Net Income.................................................                 $    1,916     $    3,003    $     2,704
                                                                              ==========     ==========    ===========

Earnings per share, based on weighted average shares
  outstanding (including dilutive effect of options)
  (Notes 1, 11 and 12):
  Primary....................................................                 $     0.72     $     1.12    $      1.04
  Weighted average shares outstanding........................                      2,678          2,678          2,609
  Fully diluted..............................................                 $     0.66     $     0.96    $      1.02
  Weighted average shares outstanding........................                      3,687          3,606          2,657

Dividends per share..........................................                 $     0.24     $     0.00    $      0.00



































                       See notes to consolidated financial
                                  statements.

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                          Unrealized
                                                                                           Loss on    Deferred
                                                           Common Stock       Retained    Investment   Comp
                                                        Shares     Amounts    Earnings    Securities   KSOP     Total
                                                                           (in thousands)

Balance at January 1, 1993 ..........................    2,591    $ 10,825    $ 12,132      $   0     $(50)   $ 22,907

   Net Income .......................................        0           0       2,704          0        0       2,704
   Reduction in deferred
     compensation - KSOP ............................        0           0           0          0       50          50
   Unrealized loss on investment securities
     available for sale, net of tax .................        0           0           0        (16)       0         (16)
                                                        ------    --------    --------      -----     ----    --------

Balance at December 31, 1993 ........................    2,591      10,825      14,836        (16)       0      25,645

   Net Income .......................................        0           0       3,003          0        0       3,003
   Stock options exercised ..........................        2          12           0          0        0          12
   Common stock issued on
     conversion of debentures .......................       27         165           0          0        0         165
   Net change in unrealized loss on
     investment securities available for
     sale, net of tax ...............................        0           0           0       (662)       0        (662)
                                                        ------    --------    --------      -----

Balance at December 31, 1994 ........................    2,620      11,002      17,839       (678)       0      28,163


   Net Income .......................................        0           0       1,916          0        0       1,916
   Stock options exercised ..........................       20         142           0          0        0         142
   Common stock issued on
     conversion of debentures .......................        2          10           0          0        0          10
   Common stock repurchased .........................      (50)       (445)          0          0        0        (445)
   Dividends paid ...................................        0           0        (624)         0        0        (624)
   Net change in unrealized loss on
     investment securities available
     for sale, net of tax ...........................        0           0           0        671        0         671
                                                        ------    --------    --------      -----     ----    --------

Balance at December 31, 1995 ........................    2,592    $ 10,709    $ 19,131      $  (7)    $  0    $ 29,833
                                                        ======    ========    ========      =====     ====    ========



























                       See notes to consolidated financial
                                  statements.


                                         SIERRA TAHOE BANCORP AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (continued)


                                                                               Year Ended December 31,
                                                                        1995              1994              1993

                                                                                    (in thousands)
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities:
  Interest and fees received.................................       $   25,219       $    18,900        $   16,579
  Service charges............................................            1,754             1,517             1,461
  Servicing income received..................................            6,186             6,439             6,819
  Other income received......................................            1,147               877             1,426
  Interest paid..............................................           (8,251)           (5,221)           (4,954)
  Cash paid to suppliers and employees.......................          (18,142)          (13,916)          (12,130)
  Income taxes paid..........................................           (1,334)           (1,838)           (2,614)
  Mortgage loans originated or purchased for sale............          (25,176)          (26,769)          (63,199)
  SBA loans originated for sale..............................          (22,163)          (36,276)          (34,967)
  Mortgage loans sold........................................           27,000            28,352            58,483
  SBA loans sold.............................................            5,646            38,238            35,120
                                                                    ----------       -----------        ----------
  Net cash (used in) provided by operating activities........           (8,114)           10,303             2,024

Cash flows from investing activities:
  Purchase of mutual funds...................................                0                 0            (8,519)
  Proceeds from:
     Sales of mutual funds...................................              454             6,516                 0
     Maturities of investment securities held to maturity....              773             1,854            20,010
     Maturities of investment securities available for sale..            3,500            13,025                 0
      Sales of investment securities available for sale......            8,484             4,986                 0
     Sales of other investment securities....................                0                 0             8,893
     Sales of investment securities -........................
     held to maturity (Note 2)...............................              999                 0                 0
  Purchase of investment securities -
     held to maturity........................................                0            (1,488)          (29,144)
  Purchase of investment securities -
    available for sale.......................................           (9,999)          (28,370)                0
  Loans made net of principal collections....................          (58,674)          (19,531)          (12,528)
  Other loans sold...........................................            5,295                 0            11,357
  Loans purchased............................................                0                 0               (77)
  Capital expenditures.......................................           (3,012)           (1,317)             (552)
  Decrease (increase) in other assets........................               83              (109)              433
                                                                    ----------       ------------       ----------
  Net cash used in investing activities......................          (52,097)          (24,434)          (10,127)
























                       See notes to consolidated financial
                                  statements.


                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                        Year Ended December 31,
                                                                                  1995           1994          1993

                                                                                                (in thousands)



Cash flows from financing activities:
  Net increase in demand, interest bearing,
    and savings accounts........................................                   3,606          5,389          5,221
  Net increase (decrease) in time deposits......................                  70,672         (7,281)         3,571
  Net decrease in federal funds purchased.......................                       0              0         (4,500)
  Proceeds from issuance of debentures..........................                       0         10,000              0
  Net proceeds from issuance of common stock ...................                     142             12              0
  Dividend paid.................................................                    (624)             0              0
  Repurchase of common stock....................................                    (445)             0              0
  Cash paid to redeem debentures................................                       0            (73)             0
                                                                              ----------     ----------    -----------
  Net cash provided by financing activities.....................                  73,351          8,047          4,292
                                                                              ----------     ----------    -----------

  Net  increase (decrease) in cash and cash equivalents.........                  13,140         (6,084)        (3,811)

  Cash and cash equivalents - beginning of period...............                  26,049         32,133         35,944
                                                                                --------     ----------    -----------

  Cash and cash equivalents - end of period.....................                 $39,189     $   26,049    $    32,133
                                                                                 =======     ==========    ===========












































                       See notes to consolidated financial
                                  statements.

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                Year Ended December 31,

                                                                                  1995           1994          1993
                                                                                  ----           ----          ----

                                                                                            (in thousands)


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
BY (USED IN) OPERATING ACTIVITIES
Net income....................................................                $    1,916     $    3,003    $     2,704
Adjustments to reconcile net income to net cash provided:
   Depreciation and amortization..............................                     1,119          1,139          1,105
   Provision for possible loan and lease losses...............                     1,270            885          1,560
   Deferred taxes.............................................                      (140)            29           (692)
   Decrease (increase) in prepaid expenses....................                       110             44            (30)
   Gain on sale of SBA loans under/(over) cash received                              108            321           (312)
   Amortization of excess servicing on SBA loans..............                     1,348          1,793          2,211
   Amortization of purchased mortgage servicing
    rights....................................................                       172            172            172
   Change in:
    Interest receivable.......................................                      (534)          (501)           (34)
    Interest payable..........................................                       241            376           (451)
    Deferred loan fees........................................                       496            309             (1)
    Other deferred income.....................................                      (101)            17            (56)
    Accrued expenses..........................................                     1,139           (261)           778
    Current taxes payable.....................................                       (15)            (6)          (252)
   Write down of other real estate owned .....................                        16             54            152
   Amortization of premium/discount on securities.............                      (104)           (58)          (131)
   Amortization of premium/discount on loans..................                      (469)          (507)          (501)
   Increase in cash surrender value of life
    insurance policies........................................                      (121)          (105)          (109)
   Loss on sale of other loans................................                         0              0            595
   Deferred gain on sale of other loans.......................                        66              0              0
   Loss (gain) on sale of securities..........................                        62              4           (121)
   (Increase) decrease in loans originated for sale...........                   (14,693)         3,545         (4,563)
   Write off of investments...................................                         0             50              0
                                                                              ----------     ----------    -----------

   Total adjustments..........................................                   (10,030)         7,300           (680)
                                                                              ----------     ----------    -----------

   Net cash (used in) provided by operating activities                        $   (8,114)     $  10,303    $     2,024
                                                                              ==========      =========    ===========





























                       See notes to consolidated financial
                                  statements.

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

Supplemental Schedule of Non Cash Investing and Financing Activities

     Common  stock  was  issued  in   conversion  of  $10,000  and  $167,000  of
convertible debentures in 1995 and 1994, respectively.

     For the years ended December 31, 1995,  1994 and 1993,  $373,000,  $682,000
and $844,000 of loans, respectively, were transferred to other real estate owned.

     In the 1995 period, $572,000 of assets formerly classified as in-substance foreclosures were reclassified as loans.

     In 1995, $20.0 million of unguaranteed SBA loans originated in earlier years were transferred to held for sale status. Concurrently, $21.4 million of guaranteed SBA loans were transferred to the Company's investment portfolio at cost, which was lower than market.

     During 1993, the Company financed a sale of land previously owned by the Company totaling $360,000.






















































                       See notes to consolidated financial
                                  statements.

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Significant Accounting and Reporting Policies:

     The accompanying financial statements include the accounts of Sierra Tahoe Bancorp and its subsidiaries Sierra Bank of Nevada, Truckee River Bank and Sierra Tahoe Mortgage Company (collectively referred to as the "Company"). Bancorp was incorporated under the laws of the State of California on December 5, 1985.

     The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practices within the banking industry. The more significant accounting and reporting policies not described elsewhere in these notes to financial statements are discussed below. Significant intercompany transactions have been eliminated in consolidation.

     Nature of Operations. The Company is a two-bank holding company and operates eleven branches from Sacramento, California to Reno, Nevada. Its primary source of revenue is interest on SBA, real estate, and other commercial loans provided to customers, who are predominantly small businesses and individuals.

     Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1995 and the reported amounts of revenue and expenses during the year then ended.
Actual results could differ from those estimates.

     Cash and Cash Equivalents. Cash and cash equivalents in the consolidated statements of cash flows include cash and due from banks and federal funds sold.

     Investments in Mutual Funds. Mutual funds at December 31, 1995 and 1994 consist of mutual funds whose assets are invested primarily in U.S. Government securities. At December 31, 1995 and 1994, all mutual fund investments are classified as available for sale and carried at fair value. Unrealized gains and losses on mutual funds are reported, net of tax, as a separate component of shareholders' equity. Interest income on mutual funds is recorded as earned.

     Investment Securities. At December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities". The effect of the adoption on the Company's financial position and results of operations was not material. The Company has classified its investment securities and mutual funds as held to maturity or available for sale. Securities held to maturity are carried at cost adjusted by the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these investment securities to maturity.
Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. These securities are recorded at their market values. Unrealized gains or losses are included in shareholders' equity, net of tax. Gain or loss on sale of investment securities is based on the specific identification method.

     Loans Held for Sale. Loans held for sale are valued at the lower of cost or market value. Valuation adjustments, if any, are charged against the gain (loss) on sale of loans. At December 31, 1995, SBA loans held for sale consist of the unguaranteed portion of loans which the Company intends to sell on a securitized basis. (See Note 3). At December 31, 1994, SBA loans held for sale consist of the guaranteed portion of loans to be sold to investors.

     Loans and Loan Fees. Loans receivable that Management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances reduced by any charge-offs and net of any deferred fees or costs and unamortized premiums and discounts on purchased loans. Interest income on loans and leases is recognized as earned. When a loan is 90 days past due with respect to principal or interest, and in the opinion of Management, interest or principal is not collectible, or at such earlier time as Management determines that the collectibility of such principal or interest is unlikely, the accrual of interest is

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

discontinued and all accrued but uncollected interest income is reversed. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of the recorded value of the loan is considered by management to be probable. Loan fees net of certain related direct costs to originate loans are deferred and amortized over the contractual life of the loan using a method that approximates the interest method.

     Allowance for Possible Loan and Lease Losses. The allowance for possible loan and lease losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions and reduced by charge-offs (net of recoveries). The Company's provision is based on Management's overall evaluation of the inherent risks in the loan and lease portfolio and detailed evaluations of the collectibility of specific loans. This evaluation process requires the use of current estimates, which may vary from the ultimate collectibility experienced in the future. The estimates used are reviewed periodically, and, as adjustments become necessary, they are charged to operations in the period in which they become known.

     Lease Receivables. Truckee River Bank has invested in leases which are being accounted for as direct financing leases. In 1995, Sierra Bank of Nevada started an equipment leasing division whose leases are also accounted for as direct financing leases. Leases are carried net of unearned income. Income from these leases is recognized on a basis which produces a level yield on the outstanding net investment in the lease.

     Bank Premises, Leasehold Improvements and Equipment. Premises, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, which are: buildings, 30 years; leasehold improvements, 1 to 10 years; furniture and equipment, 3 to 5 years.

     Other Real Estate Owned. Property acquired by the Company through foreclosure or which, prior to January 1, 1995, was considered an "in-substance" foreclosure is initially recorded in the consolidated statements of financial condition at the lower of estimated fair value less the cost to sell or cost at the date of foreclosure. At the time a property is acquired, or prior to January 1, 1995, when the property was determined to be "in-substance" foreclosed, if the fair value is less than the loan amounts outstanding, any difference is charged against the allowance for possible loan and lease losses. After acquisition, valuations are periodically performed and, if the carrying value of the property exceeds the fair value, less estimated costs to sell, a valuation allowance is established by a charge to operations. Subsequent increases in the fair value may reduce or eliminate the allowance. "In substance" foreclosures at December 31, 1994 were reclassified as loans on January 1, 1995. See "Accounting Pronouncements" below.

     Operating costs on foreclosed real estate are expensed as incurred. Costs incurred for physical improvements to foreclosed real estate are capitalized if the value is recoverable through future sale.

     Sales and Servicing of SBA Loans. The Company originates loans to customers under a Small Business Administration ("SBA") program that generally provides for SBA guarantees of 70% to 90% of each loan. Prior to 1995, the Company sold the guaranteed portion of each loan to a third party and retained the unguaranteed portion in its own portfolio. In 1995, the Company retained both the guaranteed and unguaranteed portions of most of the loans generated in its portfolio. For loans sold, the Company may be required to refund a portion of the sales premium received on such sales, if the borrower defaults or the loan prepays within 90 days of the settlement date. A gain is recognized on the sale of SBA loans through collection on sale of a premium over the adjusted carrying value, through retention of an ongoing rate differential less a normal service fee (excess servicing fee) between the rate paid by the borrower to the Company and the rate paid by the Company to the purchaser, or both.

     To calculate the gain (loss) on sale, the Company's investment in an SBA loan is allocated among the retained portion of the loan, the excess servicing retained and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accredited to interest income

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

over the life of the loan. The excess servicing fees are reflected as an asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized excess servicing asset, additional amortization would be recognized. In its calculation of excess servicing fees the Company has used 0.4% as its estimate of a normal servicing fee.

     Accounting Pronouncements. On January 1, 1995, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient at the loan's observable market rate or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 also requires that impaired loans for which foreclosure is probable should be accounted for as loans. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and requires certain information to be disclosed. Interest is recognized on impaired loans when cash is received and the future collection of principal is considered by management to be probable.

     A loan is impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are measured for impairment as part of the Company's normal loan review process. Impairment losses are included in the allowance for possible loan and lease losses through a charge to provision for loan and lease losses. The Company had previously calculated its allowance for possible loan and lease losses using methods approximating those prescribed by SFAS No. 114. The adoption of SFAS No. 114 did not have a material impact on the Company's financial condition or results of operations.

     The principal effect on the Company of the adoption of SFAS No. 114 is the elimination of the category of loans classified as in-substance foreclosures, resulting in the reclassification of such amounts from other real estate owned to loans. The Company accordingly reclassified $572,000 of such loans at January 1, 1995.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock- Based Compensation". The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in 1996, and requires measurement of awards made beginning in 1995.

     The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company intends to follow these disclosure requirements for its employee stock plans. As a result, adoption of the new standard will not impact reported earnings or earnings per share, and will have no effect on the Company's cash flows.

     Income Taxes. Income taxes reported in the consolidated statements of income are computed at current tax rates. Deferred taxes are provided for temporary differences between the recognition of items for tax and financial reporting purposes.

     Earnings per Share. Primary earnings per share are based on net income, divided by the weighted average shares outstanding (including the dilutive effect of stock options). Fully diluted earnings per share are determined by adjusting net income for the after tax effect of interest on convertible debentures and dividing this by the weighted average shares outstanding adjusted for the conversion of the convertible debentures.

     Derivative  Financial  Instruments.   In  1994  and  through  the  date  of
termination of mortgage banking operations in 1995, the Company utilized forward sales commitments on mortgage loans as part of its interest rate risk
                                                         -56-

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

management strategy. These commitments could be optional or mandatory. Under optional commitments, a commitment fee was paid and the Company was not at risk of loss if it did not fulfill the commitment. Mandatory commitments could entail possible financial risk to the Company if it did not deliver sufficient mortgage loans to fulfill the commitment. The Company does not hold any derivative financial instruments at December 31, 1995.

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

2.   Investment Securities and Investments in Mutual Funds:

     The amortized cost and estimated market values of investments in securities and mutual funds are as follows (amounts in thousands):

                                                                 Gross           Gross        Estimated
                                            Amortized      Unrealized      Unrealized         Market        Carrying
                                               Cost           Gains          Losses            Value          Value
December 31, 1995

Held to Maturity:

U.S. Treasury securities................    $   3,261     $        10     $         3       $   3,268       $   3,261
Other securities........................          112               0               0             112             112
                                            ---------     -----------     -----------       ---------       ---------
Total held to maturity..................    $   3,373     $        10     $         3       $   3,380       $   3,373
                                            =========     ===========     ===========       =========       =========

Available for Sale:

U.S. Treasury securities................    $  14,792      $      105      $       21        $ 14,876       $  14,876
Securities of U.S.
    government agencies.................        7,494              40              48           7,486           7,486
Securities of states and
    political subdivisions..............        2,575              38               5           2,608           2,608
                                            ---------      ----------      ----------        --------       ---------
Total available for sale................    $  24,861      $      183      $       74        $ 24,970       $  24,970
                                            =========      ==========      ==========        ========       =========

Mutual funds............................    $   1,500      $        0      $      109        $  1,391       $   1,391
                                            =========      ==========      ==========        ========       =========

December 31, 1994

Held to Maturity:

U.S. Treasury securities................    $   4,468      $        0      $      162        $  4,306      $    4,468
Securities of U.S. government
    agencies............................          250               0               0             250             250
Other securities........................          429               0               0             429             429
                                            ---------      ----------      ----------       ---------      ----------
Total held to maturity..................    $   5,147      $        0      $      162       $   4,985      $    5,147
                                            =========      ==========      ==========       =========      ==========

Available for Sale:

U.S. Treasury securities................  $    19,817   $           0     $       412      $      19,405   $   19,405
Securities of U.S.
    government agencies.................        6,492               0             379           6,113           6,113
Securities of states and
    political subdivisions..............          448               0              30             418             418
Other securities........................                0           0               0               0               0
                                          ---------------------------     -----------      ----------      ----------
Total available for sale................  $    26,757   $           0     $       821      $      25,936   $   25,936
                                          ===========   =============     ===========      =============   ==========

Mutual funds............................  $      2,000  $           0     $       266      $       1,734   $    1,734
                                          ============  =============     ===========      =============   ==========


                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Scheduled maturities of investment securities at December 31, 1995 were as follows:

                                                                       Held to Maturity          Available for Sale
                                                                  Amortized        Fair         Amortized       Fair
                                                                      Cost        Value           Cost      Value

Within 1 year..............................................       $  1,250      $   1,249    $   12,510   $   12,503
After 1 year but within 5 years............................          2,011          2,019        10,123       10,202
After 5 years but within 10 years..........................              0              0           100           99
After 10 years.............................................            112            112         2,128        2,166
                                                                  --------      ---------    ----------   ----------

Total .....................................................       $  3,373      $   3,380    $   24,861   $   24,970
                                                                  ========      =========    ==========   ==========


       The weighted average maturity of portfolio securities held by mutual funds classified as available for sale was 7.6 years at December 31, 1995.

       Other securities at December 31, 1994 consisted primarily of bank certificates of deposit. Assets, principally loans and investment securities, carried at approximately $14,594,000 at December 31, 1995 and $12,272,000 at December 31, 1994 were pledged to secure public deposits and for other purposes required or permitted by law.

       Proceeds from sales of investments in debt securities were $9,483,000 during 1995, and $4,986,000 and $8,893,000 during 1994 and 1993, respectively.
The Company recorded gross realized losses of $62,000 and $4,000 on the sales of investment securities during 1995 and 1994, respectively. The Company realized tax benefits of $25,000 and $2,000 on securities losses in 1995 and 1994, respectively. Sales of investment securities classified as held to maturity consisted of a single security which was sold within 90 days of its maturity date. The amortized cost at the date of sale was $998,203 and the loss realized was $1,172.

3. Loans, Leases, Allowance for Possible Loan and Lease Losses and Loans Held for Sale:

      The Company's customers are located throughout the service areas of its banking subsidiaries covering primarily the whole of Northern California including San Francisco and Sacramento and Reno, Nevada. Approximately 49% of the Company's loans at December 31, 1995, have been generated through the Small Business Administration ("SBA") government guaranteed program. Of these loans, the SBA guarantee extends to approximately 25%. $71,467,000 of the Company's loan portfolio represents the retained portion of SBA loans for which the SBA guaranteed portion has been sold to investors. Approximately 90% of these loans are collateralized by commercial real estate and the balance by other business assets. The Company's loans are not concentrated in any particular industry segment.

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

       At December 31, 1995 and 1994, the loan portfolio consisted of the following (amounts in thousands):

                                                                     1995          1994
                                                                     ----          ----

Commercial ......................................................   $155,176   $126,495
Real estate--mortgage ...........................................     26,665     18,526
Real estate--construction .......................................     31,718     18,599
Individual and other ............................................      6,530      7,367
Lease receivables ...............................................      4,164        202
                                                                    --------   --------
Total gross loans and leases ....................................    224,253    171,189

Unearned income on leases .......................................        808          0
Net deferred loan fees ..........................................          5        317
Allowance for possible loan and lease losses ....................      3,845      3,546
                                                                    --------   --------
Total loans and leases, net of unearned income on leases, net
   deferred fees and allowance for possible loan and lease losses   $219,595   $167,326
                                                                    ========   ========

Unguaranteed portion of SBA loans held for sale .................   $ 16,529   $      0
Guaranteed portion of SBA loans held for sale ...................          0        636
Mortgage loans held for sale ....................................          0      1,431
                                                                    --------   --------

Total loans held for sale .......................................   $ 16,529   $  2,067
                                                                    ========   ========


      Included in commercial loans and SBA loans held for sale are SBA loans totaling $116,529,000 and $95,948,000 at December 31, 1995 and 1994,
respectively. The guaranteed portion of SBA loans in process of disbursement totaled $11,448,000 and $8,292,000 at December 31, 1995 and 1994, respectively. When these loans are fully disbursed, they will be available for sale. The guaranteed portion of loans which are in the Company's loan portfolio and available for sale totaled $15,377,000 and $636,000 at December 31, 1995 and 1994, respectively. Loans and portions of loans guaranteed by the federal government were approximately $29,947,000 and $11,563,000 at December 31, 1995 and 1994, respectively.

      Mortgage loans held for sale at December 31, 1994 were 1-4 family residential loans complying with secondary market standards. Sales of these loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and others for the years ended December 31, 1995 and 1994, totaled $27.0 million and $28.4 million, respectively.

      The following schedule provides a summary of the future minimum lease receivable payments to be received over the next five years (in thousands).



                                       1996              $  1,110
                                       1997                   994
                                       1998                   843
                                       1999                   585
                                       2000                   360
                                       Thereafter             272
                                                         --------

                                       Total             $  4,164
                                                         ========


There are no contingent rentals included in income for each of the three years in the period ended December 31, 1995.

                                         SIERRA TAHOE BANCORP AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

      Of total gross loans and leases at December 31, 1995, $5.5 million were considered to be impaired. The allowance for possible loan and lease losses included $446 thousand related to these loans. The amount of interest recognized on these impaired loans in 1995 was $221,000. The average recorded investment in impaired loans during 1995 was $3.4 million.

      The changes in the allowance for possible loan and lease losses for the years ended December 31, 1995, 1994, and 1993 were as follows (amounts in thousands):

                                                                                                 Year Ended
                                                                                                December 31,
                                                                                     1995           1994           1993

Balance, beginning of year....................................                     $ 3,546       $   3,472      $  2,742

Provision for possible loan and lease losses..................                       1,270             885         1,560
Loans charged off.............................................                      (1,025)         (1,075)         (766)
Recoveries....................................................                          54             264            72
Allowance applicable to sold loans............................                           0               0          (136)
                                                                                    --------     ---------       -------
Balance, end of period........................................                      $  3,845     $   3,546       $ 3,472
                                                                                    ========     =========       =======


     As of December 31, 1995 and 1994, loans totaling $5,476,000 and $2,482,000, respectively, were on nonaccrual status. Interest earned but not recorded on loans that were on nonaccrual status for the years ended December 31, 1995, 1994 and 1993, was $243,000, $97,000, and $55,000, respectively. Cash collections of interest on nonaccrual loans for the same periods of $221,000, $145,000, and $207,000, respectively, were included in interest on loans in the Consolidated Statements of Income. The principal balance of loans where scheduled payments are more than 90 days past their due date and where interest has been accrued totaled $1,023,000, $1,763,000, and $1,525,000, as of December 31, 1995, 1994
and 1993, respectively. These loans are adequately secured and Management believes interest recorded on these loans will be collected.

     Other real estate owned was $758,000 and $1,114,000, at December 31, 1995, and 1994, respectively, and is recorded in other assets. Included in the
December 31, 1994 balance is $572,000 related to property considered "in-substance" foreclosed. On January 1, 1995, such amount was reclassified to loans in accordance with SFAS 114. At December 31, 1995 and 1994 the balance in the allowance for losses on other real estate owned was zero. During the years ended December 31, 1995 and 1994, there was no significant activity in the allowance for losses on other real estate owned.

4.   Bank Premises, Leasehold Improvements and Equipment:

     Bank premises, leasehold improvements and equipment at December 31, 1995 and 1994, consisted of the following (amounts in thousands):

                                                                                  December 31, 1995
                                                                                     Accumulated
                                                                                    Depreciation/              Net
                                                                  Cost              Amortization           Book Value

Land......................................................   $          958        $           0          $        958
Buildings.................................................            6,729                  796                 5,933
Leasehold improvements....................................              740                  603                   137
Furniture and equipment...................................            5,890                3,946                 1,944
                                                             --------------        -------------          ------------

Total.....................................................   $       14,317        $       5,345          $      8,972
                                                             ==============        =============          ============

                                         SIERRA TAHOE BANCORP AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

                                                                                  December 31, 1994
                                                                                     Accumulated
                                                                                    Depreciation/              Net
                                                                  Cost              Amortization           Book Value

Land......................................................   $          931        $           0         $         931
Building .................................................            5,614                  596                 5,018
Leasehold improvements....................................              691                  605                    86
Furniture and equipment...................................            4,704                3,491                 1,213
                                                             --------------        -------------         -------------

Total.....................................................   $       11,940        $       4,692         $       7,248
                                                             ==============        =============         =============

      Depreciation and amortization amounts included in net occupancy and equipment expenses were $1,076,000 $1,061,000 and $1,044,000, for the years ended December 31, 1995, 1994 and 1993, respectively.


5.    Sales and Servicing of SBA Loans:

      A summary of the activity in SBA loans for the years ended December 31, 1995, 1994 and 1993, is as follows (amounts in thousands):

                                                                                                December 31,
                                                                                     1995           1994           1993

SBA loans originated for sale..............................................       $   22,163    $  36,276       $ 34,967
SBA loans sold.............................................................            5,646       38,238         35,120
Premium received at sale...................................................              496        3,132          3,820
Excess servicing retained(1)...............................................              134        1,241          1,116
Amortization charged against earnings......................................            1,348        1,793          2,211
Sale of excess servicing...................................................                0            0           (902)
Balance of excess servicing retained at period end.........................           14,813       16,027         16,579

(1)   Net of estimated future servicing fee rate.

      During 1994, the Company changed its estimates regarding the prepayment speeds of SBA loans it originates and services for investors. The net effect on income before provision for income taxes for 1994 was an increase of approximately $330,000.

      The Company has purchased the rights to service the guaranteed portion of SBA loans from a third party. The unpaid principal balance of such loans serviced for others by the Company exclusive of nonaccrual loans, was $11,580,000 and $13,703,000 at December 31, 1995 and 1994, respectively. The balance of purchased servicing rights was $772,000 and $944,000 at December 31, 1995 and 1994, respectively. Amortization of purchased servicing rights was $172,000 in 1995, 1994 and 1993.

                                         SIERRA TAHOE BANCORP AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)


6.    Income Taxes:

      The current and deferred amounts of the tax provision for the years ended December 31, 1995, 1994 and 1993 are as follows (amounts in thousands):

                                                                                    December 31,
                                                             -------------------------------------------------------
                                                                  1995                  1994                  1993
                                                                  ----                  ----                  ----

Federal               Currently payable...................... $    1,030            $    1,439           $    1,882
                      Deferred...............................        (93)                   50                 (565)

State                 Currently payable......................        289                   395                  480
                      Deferred...............................        (47)                  (21)                (127)
                                                              ----------            ----------            ----------

                                                              $    1,179            $    1,863           $    1,670
                                                              ==========            ===========           ==========

Total                 Currently payable...................... $    1,319            $    1,834           $    2,362
                      Deferred...............................       (140)                   29                 (692)
                                                              ----------            ----------            ----------

                                                              $    1,179            $    1,863           $    1,670
                                                              ==========            ===========           ==========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's net deferred tax liability as of December 31, 1995 and 1994 are as follows (amounts in thousands):

Deferred Tax Liabilities:                                                            1995                   1994
                                                                                     ----                   ----
     Unamortized book gain in excess of unamortized tax gain
       on sale of SBA loans                                                        $  2,091              $   1,924
     Accrued expenses                                                                     0                     63
     Loans marked to market                                                             339                    247
     Other                                                                              592                    227
                                                                                   --------              ---------
                                                                                      3,022                  2,461
Deferred Tax Assets:
     Book loan loss allowance in excess of tax loan loss allowance                    1,363                  1,382
     State taxes paid or accrued                                                        109                    172
     Accrued personal leave                                                             234                    176
     Deferred compensation                                                              159                    154
     Unrealized loss on investment securities                                             0                    409
     Accrued expenses                                                                   586                      0
     Other                                                                              157                     64
                                                                                   --------              ---------
                                                                                      2,608                  2,357
                                                                                   --------              ---------
Net deferred tax liability                                                         $    414              $     104
                                                                                   ========              =========

      The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

                                         SIERRA TAHOE BANCORP AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

      The total tax provision differs from the statutory federal income tax rates for the reasons shown in the following table:


                                                                                    December 31,
                                                             -------------------------------------------------------
                                                                   1995                   1994                  1993
                                                                   ----                   ----                  ----
Tax at statutory federal rate ...............................     35.0%                   35.0%                 35.0%
State taxes, net of federal benefit..........................      4.4                     5.4                   5.1
Income exempt from federal taxation..........................     (0.4)                   (0.1)                  0.0
Increase in cash surrender value
  of life insurance policies.................................     (1.3)                   (0.9)                 (1.0)
Other, net...................................................      0.4                    (1.1)                 (0.9)
                                                                 -------                 -------              -------

Effective tax rate...........................................     38.1%                   38.3%                38.2%
                                                                 =======                 =======              =======


7.    Commitments and Contingent Liabilities:

      Lease Payments. The Company is obligated for rental payments under certain operating lease, capitalized lease and contract agreements, some of which contain renewal options. Total rental expense included in net occupancy and equipment expense amounted to $1,211,000, $922,000 and $849,000, for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995, future minimum rentals to be received under noncancelable subleases were approximately $465,000.

      At December 31, 1995, future minimum payments, by year and in the aggregate, under the capital leases and noncancellable operating leases with initial or remaining terms of one year or more consisted of the following (in thousands):


                                                                  Capital      Operating
                 Year                                             Leases         Leases
                 1996......................................     $     40      $    949
                 1997......................................           38           940
                 1998......................................           38           785
                 1999......................................           38           816
                 2000......................................           38           752
                 Thereafter................................          416         2,315
                                                                --------      --------
                 Total minimum lease payments..............          608      $  6,557
                                                                              ========
                 Less amount representing interest.........         (326)
                                                                --------

                 Present value of net minimum
                   lease payments..........................     $    282
                                                                ========

Commitments  to  Lend.  In   the   normal  course  of   business,  there  are
outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the consolidated financial statements. As of December 31, 1995 and 1994, the Company had outstanding $46,030,000 and $57,671,000, respectively, in commitments to extend credit and $1,083,000 and $1,159,000, respectively, in standby letters of credit. At December 31, 1995, no losses are anticipated as a result of these commitments.

      Loan commitments are typically contingent upon the borrower meeting certain financial and other covenants, and such commitments typically have fixed expiration dates and sometimes require payment of fees. Approximately
$11,277,000 of the commitments at December 31, 1995, relate to SBA loans which may require a construction phase, generally lasting less than 12 months. The remainder relate primarily to equity lines of credit, mortgage loans, commercial and other construction loans. The Company evaluates each potential borrower and the necessary

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

      Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a client to a third party. These guarantees are issued to the Company's commercial clients, and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers, and the Company accordingly uses evaluation and collateral requirements similar to those for loan commitments. Most such commitments are collateralized.

      Legal Actions. During 1987, the Company took title, through foreclosure, of a property located in Placer County which subsequent to Truckee River Bank's sale of the property was determined to be contaminated with a form of hydrocarbons. At the time it owned the property, Truckee River Bank became aware of and investigated the status of certain underground tanks that had existed on the property. Truckee River Bank hired a consultant to study the tanks and properly seal them. Several years later, and after resale of the property, contamination was observed in the area of at least one of the buried tanks and along an adjoining riverbank of the Yuba River. Truckee River Bank, at the time of resale of the property, was not aware of this contamination to the tanks but was aware of the existence of the tanks and disclosed this to its purchaser.

      A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board. As a result of the discovery of the contamination, two civil lawsuits have been instituted against Truckee River Bank by the current owner of the property, who is also Truckee River Bank's borrower. One of the actions may be stayed to allow the other action to resolve various issues.

      Truckee River Bank's external and internal counsel on this matter believe that Truckee River Bank's share of the cost of remediation and the costs of defense will not be material to Truckee River Bank's or the Company's performance.

      In addition, the Company is subject to some minor pending and threatened legal actions which arise out of the normal course of business and, in the opinion of Management, the disposition of these claims currently pending will not have a material adverse affect on the Company's financial position or results of operations.

      Reserves. The Company is required to maintain reserves with the Federal Reserve Bank of San Francisco equal to a percentage of its reservable deposits. The reserve requirement at December 31, 1995 and 1994 was $2,855,000 and $1,882,000, respectively.

8.    Capital Requirements and Regulatory Restrictions:

      Bancorp is limited as to the payment of dividends by California corporate law to the amount of its retained earnings. Truckee River Bank is regulated by the Federal Deposit Insurance Corporation (the "FDIC"), whose regulations generally do not limit the payment of dividends. In addition to the FDIC, Truckee River Bank is also regulated by the California State Banking Department. California banking laws limit cash dividends to the lesser of retained earnings or net income for the last three years, net of the amount of distributions made to shareholders during such period. Sierra Bank of Nevada is regulated by the Nevada Department of Commerce, Division of Financial Institutions (the "NDFI") and by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Under Nevada law, Sierra Bank of Nevada may not declare dividends until the surplus fund of Sierra Bank of Nevada equals its common capital unless there has first been carried to the surplus account ten percent of the previous year's net profit. At December 31, 1995, in accordance with statutory restrictions, $12,160,000 of Bancorp's retained earnings were restricted as to the payment of dividends; however, banking regulations also require that each bank maintain certain capital ratios. These requirements may further act to limit the payment of dividends.

      In conjunction with its start up of operations, Sierra Bank of Nevada agreed with the Federal Reserve to maintain a leverage capital ratio of 10.0% for the first three years of its operations. Effective in December 1992, this was

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

reduced to an 8.3% leverage capital ratio. Effective January 1, 1993, this was further reduced to a 7% leverage capital ratio.

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and the Tier I capital to average assets (as defined). Management believes, as of December 31, 1995, the Company meets all capital adequacy requirements to which it is subject and that, under the current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

      As of December 31, 1995, the most recent notifications from the FDIC and Federal Reserve categorized the Company as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well- capitalized, the Company must maintain minimum total and Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Company's category.

      The Company's actual capital amounts and ratios are also presented in the following table:

                                                                                                     To Be Well Capitalized
                                                                               For Capital           Under Prompt Corrective
                                                           Actual         Adequacy Purposes            Action Provisions
                                                 Amount       Ratio         Amount       Ratio        Amount       Ratio
As of December 31, 1995:
    Total Capital (to Risk Weighted Assets):
        Consolidated                           $  42,610      16.60%     $  20,535       8.00%     $  25,669      10.00%
        Truckee River Bank                        23,824      12.50%        15,247       8.00%        19,059      10.00%
        Sierra Bank of Nevada                      6,900      12.00%         4,600       8.00%         5,750      10.00%

    Tier I Capital (to Risk Weighted Assets):
        Consolidated                              29,787      11.60%        10,271       4.00%        15,407       6.00%
        Truckee River Bank                        21,685      11.30%         7,676       4.00%        11,514       6.00%
        Sierra Bank of Nevada                      6,216      10.70%         2,324       4.00%         3,486       6.00%

    Tier I Capital (to Average Assets):
        Consolidated                              29,787       9.10%        13,093       4.00%        16,366       5.00%
        Truckee River Bank                        21,685       9.20%         9,428       4.00%        11,785       5.00%
        Sierra Bank of Nevada                      6,216       7.70%         3,229       4.00%         4,036       5.00%


As of December 31, 1994:

    Total Capital (to Risk Weighted Assets):
        Consolidated                           $  41,205      20.30%     $  16,238       8.00%     $  20,298      10.00%
        Truckee River Bank                        18,509      12.40%        11,941       8.00%        14,927      10.00%
        Sierra Bank of Nevada                      5,860      13.80%         3,397       8.00%         4,247      10.00%

    Tier I Capital (to Risk Weighted Assets):
        Consolidated                              28,666      14.10%         8,132       4.00%        12,198       6.00%
        Truckee River Bank                        16,650      11.20%         5,946       4.00%         8,920       6.00%
        Sierra Bank of Nevada                      5,320      12.30%         1,730       4.00%         2,595       6.00%

    Tier I Capital (to Average Assets):
        Consolidated                              28,666      11.00%        10,424       4.00%        13,030       5.00%
        Truckee River Bank                        16,650       9.00%         7,400       4.00%         9,250       5.00%
        Sierra Bank of Nevada                      5,320       8.00%         2,660       4.00%         3,325       5.00%


                     SIERRA TAHOE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


      Truckee River Bank's and Sierra Bank of Nevada's ratios are calculated under regulatory accounting principles, which differ from generally accepted accounting principles.

9.    Disclosures About Fair Value of Financial Instruments:

      Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose the fair value of financial instruments for which it is practicable to estimate that value. Although Management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market condition for the period subsequent to December 31, 1995 and 1994. Therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

      The following estimates and assumptions were used at December 31, 1995 and 1994, to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and Short-Term Investments. For cash and short-term instruments, the carrying amount is estimated to be fair value.

      Investment Securities and Mutual Funds. For investment securities and mutual funds, fair values are based on quoted market prices or dealer quotes. If a quoted price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of investments in commercial deposits of other financial institutions is estimated using the rates currently demanded for deposits of similar remaining maturities.

      Loan Receivables. For certain homogeneous categories of loans, such as some residential mortgages in 1994, fair value is estimated using the quoted market prices for securities backed by similar loans adjusted for differences in loan characteristics. The fair value of other non-SBA loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loans held or available for sale is estimated using quoted market prices for similar loans or the expected gain in the case of loans being pooled for securitization. SBA loans in process which will become available for sale after final disbursement are valued at cost plus the estimated gain on sale but excluding any gain allocable to the undisbursed portion of the loans. In assigning current market rates, it has been assumed that these reflect future losses and that no additional provision for loan and lease losses is required. The unguaranteed portion of SBA loans not being pooled have been valued at book value, which approximates fair value. Loans on nonaccrual or work out status have been valued at an estimated average realization value for the underlying collateral based on past experience in liquidation of comparable loans.

      Excess Servicing. The unsold interest element of portions of SBA loans that have been sold is valued at the current rate paid by the market for SBA interest strips at December 31, 1995 and 1994.

      Deposit Liabilities. The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

      Long-Term Debt. Fair value is based on quoted market prices at December 31, 1995 and 1994.

      Commitments to Fund/Sell Loans. The Company's commitments to fund loans are primarily for adjustable rate loans indexed to the prime rate. For these commitments, there is no difference between the committed amount and fair value. At December 31, 1995 and 1994, the Company's commitments to fund fixed rate loans were at rates which

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

approximated market. The unrealized gain from the subsequent sale of the commitment portion of SBA loans in process at December 31, 1995 and 1994 is estimated to be $596 thousand and $377 thousand, respectively.

      Letters of Credit. The Company's standby letters of credit have been valued based on the fees charged for such instruments at December 31, 1995 and 1994. The difference between the letter of credit amounts and the fair value of such amounts is immaterial.

      The Company did not hold any commitments to sell loans at December 31, 1995 nor any significant commitments at December 31, 1994.

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                                           December 31, 1995
                                                                                  Carrying                    Fair
                                                                                   Amount                    Value

Financial Assets:
      Cash and federal funds sold...........................................   $      39,189           $      39,189
      Mutual funds..........................................................           1,391                   1,391
      Investment securities.................................................          28,343                  28,350
      Loans receivable......................................................         236,124                 240,099
      Excess servicing......................................................          14,813                   16,797
      Cash surrender value of life insurance................................           2,170                   2,170
                                                                               -------------           -------------

                                                                               $     322,030           $     327,996
                                                                               =============           =============

Financial Liabilities:
      Deposits..............................................................   $     293,154           $     294,046
      Long-term debt........................................................          10,000                  11,200
                                                                               -------------           -------------

                                                                               $     303,154           $     305,246
                                                                               =============           =============


                                                                                           December 31, 1994
                                                                                 Carrying                    Fair
                                                                                  Amount                     Value

Financial Assets:
      Cash and federal funds sold...........................................   $      26,049           $      26,049
      Mutual funds..........................................................           1,734                   1,734
      Investment securities.................................................          31,083                  30,921
      Loans receivable......................................................         169,393                 167,666
      Excess servicing......................................................          16,027                  21,020
      Cash surrender value of life insurance................................           2,042                   2,042
                                                                               -------------           -------------

                                                                               $     246,328           $      249,432
                                                                               =============           ==============

Financial Liabilities:
      Deposits..............................................................   $     218,876           $      218,427
      Long-term debt........................................................          10,000                  10,500
                                                                               -------------           -------------

                                                                               $     228,876           $      228,927
                                                                               =============           ==============

                                         SIERRA TAHOE BANCORP AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)


10.   Related Party Transactions:

      In the ordinary course of business, the Company makes loans to directors, senior officers and shareholders on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated persons. As of December 31, 1995 and 1994, loans outstanding to directors, senior officers, and principal shareholders and their known associates which in aggregate exceeded $60,000 were approximately $208,000 and $163,000, respectively. During 1995 there were $169,000 in loan disbursements and $124,000 in loan payments with respect to the loans aggregating $208,000 at year end.

11.   Employee Stock Option Plan:

      Under the Company's stock option plan, 495,000 shares of stock have been reserved for employee stock options. Options may be granted to full-time salaried officers and employees and to directors of Bancorp and its subsidiaries at the fair market value of the stock on the date of grant. With the exception of non-employee director options granted after August 16, 1995, options are exercisable for a period of five years, with 20% of the options vesting each year. The plan was amended in 1995 for options granted to non-employee directors after August 16, 1995. These options are fully vested upon grant and have a term and exercise period of ten years.

      During 1993 the Company's Board of Directors offered all outstanding option holders the right to cancel their existing options and to receive new replacement options. Under this agreement a total of 317,778 options with exercise prices between $6.06 and $10.91 were terminated and reissued with exercise prices between $6.50 and $7.00.

      The following is a summary of stock option activity for the years ended December 31, 1995, 1994 and 1993.

                                                                Options                 Options Outstanding
                                                               Available           Number                Price
                                                               For Grant          of Shares            Per Share

Balance, December 31, 1992.................................     108,049              382,483        $  4.75-10.91

        Options granted....................................    (349,528)             349,528        $   5.00-7.00
        Options terminated.................................     372,863             (372,863)       $  6.06-10.91
                                                              ---------          -----------

Balance, December 31, 1993 ................................     131,384              359,148        $   4.75-9.09

        Options granted....................................     (25,000)              25,000        $   8.00-9.50
        Options terminated.................................      42,604              (42,604)       $   6.36-9.09
        Options exercised..................................           0               (1,890)       $   6.36-6.50
                                                              ---------          -----------

Balance, December 31, 1994.................................     148,988              339,654        $   4.75-9.50

        Options granted ...................................    (163,288)             163,288        $  7.00-11.75
        Options terminated ............................. .      108,763             (108,763)       $   6.50-7.00
        Options exercised .................................           0              (20,590)       $   6.50-7.00
                                                              ---------          -----------


Balance, December 31, 1995.................................      94,463              373,589        $  4.75-11.75
                                                              =========          ===========

      At December 31, 1995 and 1994, 149,198, and 65,626 options, respectively, were exercisable.

                                         SIERRA TAHOE BANCORP AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)


12.   Convertible Debentures:

      During  1987,   Bancorp  sold  to  the  public  $250,000  of  9%  optional convertible debentures, convertible at the option of the holder at the end of seven years from the date of issue at $6.06 per share or redeemable at par.

      During 1994, $167,400 of Bancorp's 9% optional convertible debentures were converted into 27,619 shares of Bancorp common stock. The conversion rate was $6.06 per share. Of the remaining debentures, $72,600 were redeemed for cash, and $10,000 were converted into 1,650 shares in 1995.

      On February 8, 1994, Bancorp sold to the public $10,000,000 of 8 1/2 % optional convertible subordinated debentures, convertible at the option of the holder at $10.00 per share. These debentures mature on February 1, 2004 and are redeemable on or after February 1, 1997 in whole or in part at the option of Bancorp. Convertible debentures outstanding at December 31, 1995 and 1994 consisted of $10,000,000 of these 8 1/2% optional convertible subordinated debentures.

13.   Salary Continuation Plan:

      The Company has a Salary Continuation Plan covering certain of its senior officers and directors. Under this plan, the officers and directors or their beneficiaries will receive monthly payments after retirement or if earlier, death. The Company has accrued $66,818, $77,708 and $37,648 as compensation expense in 1995, 1994 and 1993, respectively, under this plan. To protect the Company in the event of death prior to retirement, the Company has secured life insurance on the lives of the covered officers and directors.

14.   Employee Stock Ownership Plan:

      Officers and other employees of Bancorp and its subsidiaries are eligible for participation in the "Sierra Tahoe Bancorp KSOP Plan" (the "KSOP") which provides for a qualified cash or deferred arrangement and discretionary employer matching and profit sharing contributions. Bancorp, Sierra Bank of Nevada and Truckee River Bank contribute to the plan at the discretion of their respective Boards of Directors. Contributions can take the form of cash contributions or Bancorp common stock. $198,000, $167,000, and $150,000 was contributed to the KSOP in 1995, 1994 and 1993, respectively.

15.   Preferred Stock

      On  December  21,  1995,  the  Company  designated  200,000  shares of its
10,000,000 authorized preferred shares as Series A Junior Participating Preferred Stock (Series A stock). One share of Series A stock has the same voting and participation rights as one hundred shares of common stock. On this same date, the Company's Board of Directors adopted a shareholder rights protection plan (the Plan) and declared a dividend of one stock right for each share of common stock outstanding on January 16, 1996. Upon the occurrence of certain events, the right is convertible into one one-hundredth of a share of Series A stock for an exercise price of $40. As the rights are not convertible at the option of the holder and there is no assurance that they will become convertible, the Company has not assigned a value to the rights. The Plan has an effective date of March 3, 1996.

16.   Management Bonus:

      The Company maintains a management incentive plan which provides for bonuses to be paid to executive officers, senior officers, managers and supervisors upon achieving certain predefined goals. In 1993 this plan was extended to cover all noncommissioned employees. Although the Company's audit and legal departments are not included in this plan, they are eligible for bonuses at the discretion of the Company's Audit and Personnel Committees. Included in "Salaries and Related Benefits" in the Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993 are $63,000, $544,000, and $461,000, respectively, for the payment of bonuses.

                                         SIERRA TAHOE BANCORP AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)


17.   Other Expense:

      Other expense for the years ended December 31, 1995, 1994 and 1993 include the following (amounts in thousands):


                                                                      Year Ended December 31,

                                                                  1995          1994           1993
                                                                  ----          ----           ----

Advertising.................................                  $      715     $      298    $      259
Directors' fees and expenses................                         909            349           331
FDIC assessments............................                         284            575           537
Insurance(1)................................                         277            286           321
Legal fees..................................                         470            149           184
Postage.....................................                         304            249           265
Stationery and supplies.....................                         334            252           279
Telephone...................................                         350            262           245
Sundry losses...............................                       1,370            351           644
Other.......................................                       1,903          1,674         1,852
                                                              ----------     ----------    ----------

                                                              $    6,916     $    4,445    $    4,917
                                                              ==========     ==========    ==========

(1) Excludes medical insurance and workers' compensation premiums which are included in salaries and related benefits.

                                         SIERRA TAHOE BANCORP AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)


18.   Condensed Parent Company Only Financial Statements:

SIERRA TAHOE BANCORP STATEMENTS OF FINANCIAL CONDITION December 31, (in thousands except for share amounts)

                                                                                          1995                 1994
                                                                                          ----                 ----
ASSETS
Cash and cash equivalents.........................................................   $     5,166           $     6,975
Investment in subsidiaries........................................................        33,568                28,257
Other investments.................................................................             0                     0
Due from subsidiary...............................................................            13                     0
Loans.............................................................................             0                 1,750
Other   ..........................................................................         2,133                 2,197
                                                                                     -----------           -----------

      TOTAL ASSETS................................................................   $    40,880           $    39,179
                                                                                     ===========           ===========

LIABILITIES

Accrued expenses..................................................................   $     1,047           $     1,009
Due to subsidiary.................................................................             0                     0
Accounts payable..................................................................             0                     7
Convertible debentures............................................................        10,000                10,000
                                                                                     -----------           -----------

      Total Liabilities...........................................................        11,047                11,016
                                                                                     -----------           -----------

SHAREHOLDERS' EQUITY

Preferred stock, no par value; 9,800,000 shares
      authorized; none issued.....................................................             0                     0
Preferred stock series A, no par value; 200,000
      shares authorized; none issued..............................................             0                     0
Common stock, no par value; 10,000,000 shares authorized;
      2,592,419 and 2,620,179 shares issued and outstanding .....................         10,709                11,002
Retained earnings.................................................................        19,131                17,839
Unrealized loss on investment securities available for sale, net of
  tax of $6 and $409..............................................................            (7)                 (678)
                                                                                     -----------           -----------

      Total Shareholders' Equity..................................................        29,833                28,163
                                                                                     -----------           -----------

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY....................................   $    40,880           $    39,179
                                                                                     ===========           ===========

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                              STATEMENTS OF INCOME
                For the Years Ended December 31, (in thousands):

                                                                   1995                  1994                  1993
                                                                   ----                  ----                  ----
Income
Service fees.................................................  $     1,389           $     1,339           $     1,247
Dividends from subsidiary....................................          300                     0                     0
Interest income..............................................          464                   355                     7
Other income.................................................          430                   382                   417
                                                               -----------           -----------           -----------

        Total Income.........................................        2,583                 2,076                 1,671
                                                               -----------           -----------           -----------

Expense

Salaries and related benefits................................        1,820                 1,693                 1,479
Interest expense.............................................          861                   792                    31
Other expense................................................        1,291                   967                   925
                                                               -----------           -----------           -----------

        Total Expense........................................        3,972                 3,452                 2,435
                                                               -----------           -----------           -----------

Loss Before Income Tax Benefit
      and Equity in Undistributed Income
      of Subsidiary..........................................       (1,389)               (1,376)                 (764)
Applicable income tax benefit................................          665                   572                   315
                                                               -----------           -----------           -----------

Income (Loss) Before Equity in Undistributed
      Income of Subsidiary...................................         (724)                 (804)                 (449)
Equity in Undistributed Income of
      Subsidiary.............................................        2,640                 3,807                 3,153
                                                               -----------           -----------           -----------

        NET INCOME...........................................  $     1,916           $     3,003           $     2,704
                                                               ===========           ===========           ===========

                                         SIERRA TAHOE BANCORP AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, (in thousands):

                                                                   1995                  1994                  1993
                                                                   ----                  ----                  ----
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS
Cash flows from operating activities:
      Service fees received..................................  $     1,389           $     1,359           $     1,407
      Interest received......................................          477                   329                     7
      Other income received..................................          325                   434                   459
      Interest paid..........................................         (861)                 (443)                  (31)
      Cash paid to suppliers and employees...................       (2,767)               (3,330)               (2,068)
      Income tax refund......................................          564                   536                   192
                                                               -----------           -----------           -----------
Net cash used in operating activities........................         (873)               (1,115)                  (34)
                                                               ------------          -----------           -----------

Cash flows from investing activities:
      Capital expenditures...................................         (164)                  (99)                  (20)
      Loans purchased........................................            0                (1,750)                    0
      Loans sold.............................................        1,813                     0                     0
      Principal payments collected on loans..................           42                     0                     0
      Dividend received......................................          300                     0                     0
      Increase in investment in subsidiary...................       (2,000)                 (300)                    0
                                                               -----------           -----------           -----------
Net cash used in investing activities........................           (9)               (2,149)                  (20)
                                                               -----------           -----------           -----------

Cash flows from financing activities:
      Net proceeds from issuance of common stock.............          142                    12                     0
      Dividend paid..........................................         (624)                    0                     0
      Proceeds from issuance of debentures...................            0                10,000                     0
      Cash paid to redeem debentures.........................            0                   (73)                    0
      Repurchase of common stock.............................         (445)                    0                     0
                                                               -----------           -----------           -----------
Net cash (used in) provided by financing activities..........         (927)                9,939                     0
                                                               -----------           -----------           -----------

Net (decrease) increase in cash and
      cash equivalents.......................................       (1,809)                6,675                   (54)
Cash and cash equivalents beginning of year..................        6,975                   300                   354
                                                               -----------           -----------           -----------
Cash and cash equivalents end of year .......................  $     5,166           $     6,975           $       300
                                                               ===========           ===========           ===========

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


                                                                   1995                  1994                  1993
                                                                   ----                  ----                  ----
RECONCILIATION OF NET INCOME
TO NET CASH USED IN
OPERATING ACTIVITIES
Net income...................................................  $     1,916           $     3,003           $     2,704
Adjustments to reconcile net income to net
      cash used in operating activities:
      Depreciation and amortization expense..................          228                   217                   206
      Decrease in due from subsidiary........................            0                    28                   296
      Decrease in due to subsidiary..........................            0                    (1)                 (136)
      (Increase) decrease in prepaid expenses................          (16)                   (3)                   24
      Decrease (increase) in other assets....................          108                  (717)                 (164)
      Increase in accrued expenses...........................           37                   201                   312
      Decrease in taxes payable..............................         (101)                  (36)                 (123)
      Gain on loan sales.....................................         (105)                    0                     0
      Dividend from subsidiary...............................         (300)                    0                     0
      Equity in undistributed income of
        subsidiaries.........................................       (2,640)               (3,807)               (3,153)
                                                               -----------           -----------           -----------

        Total Adjustments....................................       (2,789)               (4,118)               (2,738)

Net cash used in operating
      activities.............................................  $      (873)          $    (1,115)          $       (34)
                                                               ===========           ===========           ===========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on accounting disclosures with accountants.


                                                       PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                        Year First
                                        Appointed                              Principal Occupation
  Name and Title            Age          Director                           During the Past Five Years
Current Directors
David W. Clark              58       1990             Chairman/CEO of Clark and Sullivan Constructors, Inc. since
                                                      January 1977.
William T. Fike             48       1992             President/CEO and Director of Bancorp since July 1992.
                                                      Executive Vice President and Chief Operating Officer of
                                                      Bancorp, from May 1991 to July 1992.  Former Executive Vice
                                                      President CapitolBank, Sacramento, CA (1988 to 1991).
Jerrold T. Henley           58       1986             Chairman of Bancorp since July 1992.  President/CEO of
                                                      Bancorp from its inception to June 1992.  Holds directorship in
                                                      Community Assets Management, a registered investment
                                                      company.
A. Morgan Jones             63       1986             Attorney.  President and director of  Truckee River Associates, a real estate brokerage company.
Jack V. Leonesio            52       1986             Owner of a restaurant/bar in Truckee, California since 1973 and co-owner of a second bar in Reno, Nevada since April 1994.
William W. McClintock       50       1986             CPA.  Since 1990, Mr. McClintock has served as an officer of
                                                      Foundation for Life Action, an educational foundation.  Director of Truckee Tahoe Lumber Company since 1989 and director of
                                                      Joseph Plan Foundation.
Thomas M. Watson            52       1986             Commercial Real Estate; Managing Officer and co-owner,
                                                      Truckee River Associates (real estate management and sales)
                                                      since 1980.
Richard S. Gaston           62       1995             President and director of GAC Corporation and Gaston &
                                                      Wilkerson Management Group, real estate management
                                                      companies.
Executive Officers
William T. Fike             48                        President/CEO and Director of Bancorp since July 1992.
                                                      Executive Vice President and Chief Operating Officer of
                                                      Bancorp, from May 1991 to July 1992. Former Executive Vice
                                                      President CapitolBank, Sacramento CA (1988 to 1991).
David C. Broadley           52                        Executive Vice President and Chief Financial Officer of Bancorp,
                                                      since February 1994.  Executive Vice President and Chief
                                                      Financial Officer of Truckee River Bank and Sierra Bank of
                                                      Nevada since February 1995.  Senior Vice President and Chief
                                                      Financial Officer of Bancorp, from 1985 to 1994. Executive Vice
                                                      President, Chief Financial Officer of Truckee River Bank, from
                                                      1988 to 1991. President and Chief Operating Officer of Sierra
                                                      Tahoe Mortgage Company, (formerly Sierra Tahoe Service Co.,
                                                      Inc.) a subsidiary of Truckee River Bank, from 1989 to 1992.



                                        Year First
                                        Appointed                              Principal Occupation
  Name and Title            Age          Director                          During the Past Five Years
David A. Funk               52                        President and CEO of Sierra Bank of Nevada since September
                                                      1991. Executive Vice President of Sierra Bank of Nevada from
                                                      December 1990 until September 1991.  Senior Vice President of
                                                      Sierra Bank of Nevada from November 15, 1989, until November
                                                      30, 1990.
Martin R. Sorensen          52                        President and CEO of Truckee River Bank since May 1994.
                                                      Executive Vice President of Bancorp since November 1995.
                                                      President and CEO of Codding Bank from March 1992 through
                                                      April 1994.  President and CEO of John Muir National Bank from
                                                      1984 through February 1992.
Patrick S. Day              46                        Executive Vice President and Chief Credit Officer of Bancorp
                                                      since July 1995.  Executive Vice President and Chief Operating
                                                      Officer of Business & Professional Bank from January through
                                                      June 1995.  Principal of PSD Associates,  a bank consulting company, from 1993 to 1995. Executive Vice President and
                                                      Chief Credit Officer of Bank of San Francisco from 1991 to 1993.
                                                      Vice President of First Interstate Bank of California from 1988 to
                                                      1991.
Peter Raffetto              58                        Sacramento Valley Regional President of Truckee River Bank
                                                      since May 1995.  Senior Vice President of Physician Clinical
                                                      Labs from December 1992 to May 1995.  President and CEO of
                                                      River City Bank from 1975 to 1992.

None of the directors or executive officers were selected pursuant to any arrangement or understanding other than with the directors and executive officers of the Company acting within their capacities as such. There are no family relationships between any of the directors and executive officers of Bancorp. The directors have been elected to serve for a term of one year until the 1996 Annual Meeting of Shareholders and until their successors have qualified. The executive officers are appointed for a term of one year until the 1996 Annual Meeting of Shareholders and are subject to at-will termination by the Company, except as provided in any applicable employment contract. There are no legal proceedings involving directors or executive officers.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires Bancorp's officers and directors, and persons who own more than ten percent of a registered class of Bancorp's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish Bancorp with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Bancorp believes that from January 1, 1995, to December 31, 1995, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with, except that Mr. Gaston and Mr. Raffetto were each late in filing a Form 3 covering one transaction, Mr. Donald Strand was late in reporting two Form 4 transactions, Mr. Norman Okada failed to disclose his holdings in his initial Form 3, reporting it on a subsequent Form 5, and Mr. Milt Seymour was late in filing three Forms 4 and one Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

General. The following table sets forth the total annual compensation paid or accrued by Bancorp to or for the account of each of the executive officers of Bancorp whose total cash compensation for the year ended December 31, 1995, exceeded $100,000.

                                   Summary Compensation Table
                                                                                  Long-Term Compensation
                                       Annual Compensation                       Awards           Payouts

                                                                         (# of
                                                                         Shares)       # of
Name and                                                     Other       Restricted    Shares        LTIP     All
Principal                                                    Annual      Stock         Options/      Pay-     Other
Position                Year        Salary       Bonus       Comp.       Awards        SARS          Outs     Comp.
--------                ----        ------       -----       ------      ----------    --------      ----     -----
William T. Fike         1995       $ 203,451    $      0     $  3,451        0           10,000         0     $  16,427
President/CEO of        1994       $ 197,083    $ 62,601     $  3,360        0           10,000         0     $  16,059
Bancorp                 1993       $ 162,500    $ 40,000     $  5,068        0           24,750         0     $  13,587

David C. Broadley       1995       $ 130,214    $      0     $      0        0            6,000         0     $  18,619
Executive Vice          1994       $ 122,170    $ 31,045     $      0        0                0         0     $  17,498
President/CFO           1993       $ 106,666    $ 24,000     $  1,272        0           24,750         0     $  14,846
of Bancorp

David A. Funk           1995       $ 106,476    $      0     $  1,076        0            4,000         0     $  13,004
President/CEO           1994       $ 101,168    $ 24,288     $    445        0                0         0     $  12,408
of Sierra Bank          1993       $  94,840    $  7,500     $    483        0           16,500         0     $  11,586
of Nevada

Martin R. Sorensen(1)   1995       $ 148,641    $      0     $  2,808        0            6,000         0     $  32,014
President/CEO           1994       $  93,333    $ 30,407     $  3,617        0           15,000         0     $   5,552
of Truckee River
Bank

Notes:

(1) Mr. Sorensen was hired in May 1994.

Bonus - Bonuses are paid in the year after they are earned. For purposes of this table, bonuses have been reflected in the year earned, not the year paid. No bonuses were earned by the executives listed above in 1995.

Other Annual Compensation - Includes value of personal use of Company provided automobiles.

All Other Compensation - Includes the following:

                                                                       1995             1994              1993
                                                                       ----             ----              ----

    Company Contribution to 401(k) Plan ("KSOP") For:
    Mr. Fike                                                         $    4,750        $  4,264          $   2,837
    Mr. Broadley                                                     $    3,742        $  3,485          $   2,133
    Mr. Funk                                                         $    2,042        $  2,023          $   1,897
    Mr. Sorensen                                                     $    4,375        $      0          $       0

    Company Contributions to ESOP Plan For:
    Mr. Fike                                                         $ 1,152(1)        $  1,353          $   2,090
    Mr. Broadley                                                     $ 1,000(1)        $  1,102          $   1,384
    Mr. Funk                                                         $   817(1)        $    913          $   1,215
    Mr. Sorensen                                                     $ 1,141(1)        $      0          $       0

    (1)  Amount estimated for 1995, pending final plan accounting for the 1995 plan year.

    Moving Expense Reimbursement Paid To:
    Mr. Sorensen                                                     $    2,229        $  4,846          $       0

    Allocations to Salary Continuation Plan For:
    Mr. Fike                                                         $    8,924        $  8,078          $   7,312
    Mr. Broadley                                                     $   12,379        $ 11,204          $  10,144
    Mr. Funk                                                         $    8,924        $  8,078          $   7,312
    Mr. Sorensen                                                     $   23,059        $      0          $       0

    Cost of life  insurance  provided by Company of which the  benefit  exceeded
    $50,000 For:
    Mr. Fike                                                         $    1,601        $  1,601          $   1,348
    Mr. Broadley                                                     $    1,498        $  1,498          $   1,272
    Mr. Funk                                                         $    1,221        $  1,221          $   1,161
    Mr. Sorensen                                                     $    1,210        $    706          $       0

The following table shows the options issued during 1995 for those individuals listed in the summary table:


                                                  Option Grants Table
                                         Option Grants During 1995 Fiscal Year

                                            Percent of
                                               total
                                           options/SARs                                        Potential realizable value
                                            granted to                                         at assumed annual rates of
                         Options/SARs      employees in     Exercise or                       stock price appreciation for
                            granted         fiscal year     base price         Expiration              option term
        Name                  (#)               (%)            (/Sh)              date                   5%          10%
-------------------------------------------------------------------------------------------------------------------

William T. Fike            10,000              12.0          $  11.25    December 21, 2000         $   31,082   $   68,682
Martin R. Sorensen          6,000               7.2          $  11.25    December 21, 2000         $   18,649   $   41,209
David C. Broadley           6,000               7.2          $  11.25    December 21, 2000         $   18,649   $   41,209
David A. Funk               4,000               4.8          $  11.25    December 21, 2000         $   12,433   $   27,473

-------------------------------------------------------------------------------------------------------------------


The following table shows the number of unexercised options at year-end and the value of the unexercised In-the- Money options at year-end for those individuals listed in the summary table:

                                     Option/SAR Exercises and Year-End Value Table
                    Aggregated Option/SAR Exercises In Last Fiscal Year and FY-End Option/SAR Value
                                                                                Value of
                                                 Number of                      Unexercised
                                                 Unexercised                    In-The-Money
                  Shares                         Options/SARS at                Options/SARS At
                  Acquired                       FY-End-#Shares                 FY End-$
                  on Value       Value           Exercisable/                   Exercisable/
Name              Exercise       Realized        Unexercisable                  Unexercisable
----              --------       --------        -----------------              -------------
Mr. Fike               0            $0            11,900 / 32,850               $    44,738 / 72,731
Mr. Broadley           0            $0             9,900 / 20,850               $    37,538 / 56,306
Mr. Funk               0            $0             6,600 /  13,900              $    23,925 / 35,888
Mr. Sorensen           0            $0             3,000 / 18,000               $     7,875 / 31,500

The value of unexercised In-the-Money options is calculated by subtracting the exercise price from the fair market value at December 31, 1995 of the securities underlying the options.

Salary Continuation Plan

In 1985, the Company entered into agreements with three of its executive officers, one of whom retired in January 1991, to provide for salary continuation benefits upon the retirement or earlier death of the officers. In 1988, the Company extended this plan to cover its then existing directors and directors of Truckee River Bank and Sierra Tahoe Mortgage Company. In 1991, Messrs. Fike and Funk were added to this plan. In 1992, Director Clark was added and in 1995, Mr. Sorensen and Mr. Raffetto were added. The benefits pursuant to this plan are: $50,000 per year for Messrs. Fike, Funk and Sorensen and $40,000 per year for Mr. Broadley and Mr. Raffetto, payable for a period of 20 years following retirement at age 65 or earlier death. Benefits for directors are $4,000 per year for 15 years after their respective plan commencement dates.

In the event of earlier death, the benefits are payable to the officer's or director's designated beneficiary. The Company has secured life insurance policies for the purpose of protecting it from loss in the event of earlier death. In the event of earlier retirement of the officer or director, a reduced benefit is payable. At the option of the officer or director the benefit may be received in a lump sum based on a discounted formula. Accrued benefits for both officers and directors vest 20% per year over a five-year period from the date of association with the Company. Additionally, there are restrictions on the covered individual engaging in any competing occupation upon retirement.

As of December 31, 1995, executive officers were credited with the following accrued benefits under this Plan:


David C. Broadley         $   80,488
William T. Fike               34,993
David A. Funk                 34,993
Martin R. Sorensen            23,059
Peter J. Raffetto             21,693


Employment Agreements

Effective October 1, 1994, Bancorp entered into an employment agreement with Mr. Fike covering the terms of his employment, compensation, and conditions of termination. Unless employment is terminated or the agreement is extended, Mr. Fike's employment will continue until December 31, 1999. He will receive a base salary of $200,000 per year and be eligible for bonuses and participation in all employee benefit programs. He will be considered for periodic increases in base salary at the discretion of the Board of Directors. He will continue to participate in the Salary Continuation Plan and be provided with a company car. In the event of termination without cause or upon reorganization, Mr. Fike will receive all amounts owing to him at the date of termination and a lump-sum severance payment equal to eighteen months' base salary.

In addition to the above, salary continuation agreements provide for certain consulting arrangements after the retirement of executive officers. The Salary Continuation Agreements of Messrs. Fike, Broadley, Funk, Sorensen and Raffetto include a provision whereby, in the event of a successful tender offer, the acceptance of which was not recommended by a majority of the Directors of Bancorp, the executive is entitled to one cash payment equal to the total amount due under the plan, including amounts not yet accrued under the plan.

In January 1996, Messrs. Broadley, Sorensen and Raffetto entered into Senior Manager Separation Benefits Agreements. Under the terms of these agreements, certain benefits would become payable to the manager in the event of the termination of employment for any reason, other than a material violation of the Company's personnel policies and procedures. The benefit includes one year's base salary (as to Messrs. Broadley and Sorensen) or nine months' base salary (as to Mr. Raffetto) paid as a lump sum or in 24 equal semi-monthly payments (as to Messrs. Broadley and Sorensen) or 18 equal semi-monthly payments (as to Mr. Raffetto), at the election of the manager. If the semi-monthly payments are chosen, health benefits continue to be provided on the same terms as during active employment. For Messrs. Broadley and Sorensen, in the event of a change in control or reorganization of the Bancorp, the manager may, within a nine month period, resign from the Company and receive the same benefits as would be payable upon termination.

Agreements with Messrs. Funk and Day are currently in process and are expected to contain provisions similar to Mr. Raffetto's agreement.

Compensation of Directors

Directors fees for board and committee meetings are as follows:

                                           Board Meetings                     Committee Meetings
                               Retainer                   Attendance            Retainer         Attendance
Chairman of the Board          $2,550/month               0                     $0               $0
Director                       $1,250-1,350/month         $0 (1)                $0               $100/meeting
Committee Chairman             N/A                        N/A                   $0               $125/meeting

(1) Compensation for attendance at special board meetings is $100 per director per meeting.

In addition to the above fees, $1,500 per director has been allocated for educational expenses.

Expenses for the directors and their spouses related to attendance at Bancorp's Annual weekend directors' retreat are paid for by Bancorp. Directors are eligible for coverage under Bancorp's group health insurance coverage. Premiums for health insurance coverage are shared between the director and Bancorp on the same basis as that for Bancorp employees. Bancorp pays for the administration of KEOGH plans for directors, if they elect to participate.

The Company maintains a salary continuation plan (see "Salary Continuation Plan" herein) for its executive officers, certain senior officers and its directors. As of December 31, 1995, Bancorp's non-employee directors were credited with $57,493 in accrued benefits under the directors' salary continuation plan. Bancorp allocated $10,559 to the Salary Continuation Plan in 1995 on behalf of its non-employee directors.

Under Bancorp's Stock Option Plan, all Bancorp directors serving as such during 1988, including all current directors except Mr. Clark, Mr. Fike, and Mr. Gaston were granted stock options on November 16, 1988, for 8,250 shares each at a price of $6.06 per share. Mr. Clark and Mr. Gaston were granted stock options by Sierra Bank of Nevada on March 26, 1990, for 6,102 and 1,585 shares, respectively, at a price of $9.09 per share. These options were converted into Bancorp stock options under the same terms and conditions as originally issued upon the acquisition of Sierra Bank of Nevada by Bancorp on October 29, 1990. On January 6, 1993 Mr. Fike was granted a stock option related to his service as director of Bancorp, totaling 8,250 shares at a price of $5.00 per share. On September 1, 1993, at the election of the optionee, all stock options issued to directors were canceled and new stock options for the same number of shares were granted at a price of $6.50 per share. All directors, with the exception of Mr. Fike, elected to cancel their existing options and enter into new option agreements. Stock options granted under Bancorp's 1988 stock option plan expire five years and one day from the date of grant.

On August 17, 1995, at the election of the optionee, all stock options issued to non-employee directors were canceled and new stock options for the same number of shares were granted at a price of $9.75 per share. All non-employee directors, with the exception of Mr. Leonesio, elected to cancel their existing options and enter into new option agreements. Stock options granted under the amended plan vest immediately and have a term and expiration period of ten years.

Personnel Committee Interlocks and Insider Participation

Personnel Committee:

The Personnel Committee consists of David W. Clark, Chairman, Jerrold T. Henley, Jack V. Leonesio, William W. McClintock, A. Milton Seymour, and William T. Fike (ex-officio).

With the exception of Jerrold Henley and William Fike, no member of the Personnel Committee is a former or current officer or employee of the Company. Mr. Henley retired as President and CEO of Bancorp in June 1992.
Mr. Fike succeeded Mr. Henley as President and CEO of Bancorp.

ITEM 12.   SHARE HOLDINGS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management of Bancorp knows of no person who owns, beneficially or of record, either individually or together with associates, five percent (5%) or more of the outstanding shares of Bancorp's common stock, except as set forth in the table below. This table also sets forth, as of March 15, 1996, the number and percentage of shares of Bancorp's outstanding common stock beneficially owned, directly or indirectly, by each of Bancorp's directors, executive officers of Bancorp whose salary and bonus exceeded $100,000 during 1995 and principal shareholders, and by the directors and officers of the Company as a group. The shares "beneficially owned" are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which a director, principal shareholder, or officer has sole or shared voting or investment power and shares which such person has the right to acquire within sixty (60) days of March 15, 1996. Unless otherwise indicated, the persons listed below have sole voting and investment powers of the shares beneficially owned. Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of Bancorp.


                                       Amount and Nature of            Percent
Beneficial Owner                       Beneficial Ownership            of Class
----------------                       --------------------            --------
Directors and Named
Executive Officers
David W. Clark                             30,147 (1)(2)               1.2%
William T. Fike                            33,416 (3)(4)(19)           1.3%
Jerrold T. Henley                          69,274 (5)(6)               2.7%
A. Morgan Jones                            10,032 (7)(8)               Less than 1%
Jack V. Leonesio                           17,481 (9)                  Less than 1%
William W. McClintock                      20,900 (8)                  Less than 1%
Thomas M. Watson                           17,466 (8)(10)              Less than 1%
Richard Gaston                              5,124 (11)(12)             Less than 1%
David A. Funk                               7,230 (13)(14)             Less than 1%
David C. Broadley                          36,449 (15)(16)(19)         1.4%
Martin R. Sorensen                          3,000 (17)                 Less than 1%

Total for Directors and
Executive Officers
(numbering 12)                            235,935 (18)(19)             8.8%

Principal Shareholders
Dierberg Four, L.P.
39 Glen Eagles Dr.
St. Louis, MO  63124                      282,900 (20)                 9.8%



(1)   Mr. Clark has shared voting and investment powers as to 23,064 shares.
(2)   Includes 6,102 shares subject to stock options.
(3)   Includes 13,550 shares subject to stock options.
(4)   Mr. Fike has shared voting and investment powers as to 726 shares.
(5)   Mr. Henley has shared voting and investment power as to 42,986 shares.
(6) Includes 8,250 shares subject to stock options and $3,500 of convertible debentures which are convertible to 350 shares.
(7)   Mr. Jones has shared voting and investment power as to 619 shares.
(8)   Includes 8,250 shares subject to stock options.
(9)   Includes 3,300 shares subject to stock options.
(10)  Mr. Watson has shared voting and investment powers as to 3,476 shares.
(11)  Mr. Gaston has shared voting and investment powers as to 3,429 shares.
(12)  Includes 1,585 shares subject to stock options.

(13)  Mr. Funk has shared voting and investment power as to 113 shares.
(14)  Includes 6,600 shares subject to stock options.
(15)  Includes 9,900 shares subject to stock options.
(16)  Mr. Broadley has shared voting and investment powers as to 1,431 shares.
(17)  Subject to stock options which are exercisable.
(18) Includes 77,387 shares subject to stock options and convertible debentures.
(19) Includes 16,084 shares Mr. Fike and Mr. Broadley have shared voting power over in their capacities as members of the Sierra Tahoe Bancorp KSOP Plan Administrative Committee. This includes only unallocated shares. Allocated shares are to be voted on by the KSOP participants.
(20) Represents $2,829,000 of the Company's convertible debentures which are convertible to 282,900 shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of the directors of Bancorp and the companies with which they are associated are customers of, or have had banking transactions with, Truckee River Bank or Sierra Bank of Nevada in the ordinary course of their business and Truckee River Bank and Sierra Bank of Nevada expect to have banking transactions with these persons in the future. In Management's opinion, since January 1, 1995, all loans and commitments to lend included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of Management, did not involve more than a normal risk of collectability or present other unfavorable features. Sierra Bank of Nevada and Truckee River Bank have a strong policy regarding review of the adequacy and fairness of their loans made to directors and officers.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         A.       The following documents are filed as a part of this report:

                  1.    Financial Statements set forth on pages 43 through 75:

                          (i) Consolidated Statements of Financial Condition as of December 31, 1995, and 1994.

                         (ii) Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993.

                        (iii)      Consolidated   Statements   of   Changes   in
                                   Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

                         (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

                          (v) Notes to Consolidated Financial Statements for the years ended December 31, 1995, 1994 and 1993.

                         (vi)      Report of Independent Auditor.


                  2.    Financial Schedules:

                        None required.

                        Reports on Form 8-K:

                        The Bancorp filed three Forms 8-K since the filing of the last form 10-Q. Forms 8-K dated December 21, 1995 and January 3, 1996 reported adoption and execution of a Shareholder Protection Rights Plan, respectively. Form 8-K dated January 2, 1996 reported the announced closing of a South Lake Tahoe branch of Truckee River Bank.

Exhibits

Exhibit
Number        Description

    3.1 Articles of Incorporation and by-laws, filed as Exhibit 3.1 to Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.

    4.1 Form of Indenture between the Registrant and American Stock Transfer & Trust Company, as Trustee, relating to the issuance of the 8.5% Subordinated Convertible Debentures due 2004, filed as
              Exhibit 4.1 to Registrant's Registration Statement on Form S-2, dated February 5, 1994 (Registration NO. 33-72498), and by this reference incorporated herein.

    4.2       Form of Debenture (included in Exhibit 4.1).

   10.1       Form of Financial  Advisory and Sales Agency  Agreement,  filed as
              Exhibit 10.1 to Registrant's Registration Statement on Form S-2, dated February 5, 1994 (Registration NO. 33-72498), and by this reference incorporated herein.

   10.2 Sierra Tahoe Bancorp KSOP Plan, filed as Exhibit 10(m) to the Registrant's 1992 Annual Report on
              Form 10-K, and by this reference incorporated herein.

   10.3 Interest Rate Swap Agreement between Truckee River Bank and Sanwa Bank California, dated March 1, 1996.

   10.4 Sublease Agreement between Truckee River Bank and Pacific Pawnbrokers, effective February 1, 1996.

   10.5 License and Service Agreement between Registrant and Essieh & Associates, Inc., dated October 6, 1992, filed as Exhibit 10(r) to Registrant's 1992 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.6 Rental lease between Truckee River Bank and Haciett Management Corporation (SBA Reno office), dated January 28, 1993, filed as
              Exhibit 10(t) to Registrant's 1992 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.7 Rental lease between Truckee River Bank and Hampton-Roberts-III, Ltd. (SBA San Francisco office), dated December 8, 1992, filed as
              Exhibit 10(s) to Registrant's 1992 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.8 Purchase and Sale Agreement between Rubin-Sadd Development Company and Sierra Bank of Nevada dated December 15, 1995.

   10.9 Agreement between Registrant and American Institute of Banking/California, filed as Exhibit 10(v) to Registrant's 1992 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.10 Amendments to Sierra Tahoe Bancorp KSOP Plan, dated June 24, 1993 and September 14, 1994, filed as Exhibit 10.10 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.11      Three Agreements re Deferred Compensation for Executives, filed as
              Exhibit 10(d) to the Registrant's 1986 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.12 Stock Plan Agreement, Incentive Stock Option Agreement and a Non-Qualified Stock Option Agreement for the Registrant, filed as
              Exhibit 10(b) to Registrant's 1988 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.13 Equipment Sale Agreement between Sierra Tahoe Service Company and Information Technology Inc., dated November 22, 1991, filed as
              Exhibit 10(g) to Registrant's 1991 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.14 Employment Agreement between Registrant and William T. Fike, dated December 22, 1994, filed as Exhibit 10.14 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.15 Stock Option Agreement between Sierra Tahoe Bancorp and Richard S. Gaston dated August 17, 1995.

   10.16 Contract between Registrant and Federal Home Loan Mortgage Corporation, dated March 31, 1992, and Attachment to Master Commitment Agreement, dated April 9, 1992, filed as Exhibit 28(5) to Registrant's March 31, 1992 Quarterly Report on Form 10-Q, and by this reference incorporated herein.

   10.17 Stock Option Agreement between Sierra Tahoe Bancorp and David W. Clark dated August 17, 1995.

   10.18 Stock Option Agreement between Sierra Tahoe Bancorp and William W. McClintock dated August 17, 1995.

   10.19      Stock  Option  Plan of Truckee  River Bank,  as amended,  filed as
              Exhibit 10.3 to Registrant's Registration Statement on Form S-1, dated May 13, 1987 (Registration No. 33-13218), and by this reference incorporated herein.

   10.20 Employee Stock Ownership Plan, filed as Exhibit 9 to Registrant's Registration Statement on Form S-4, (Registration No. 33-3915), and by this reference incorporated herein.

   10.21 Cafeteria Plan Agreement, filed as Exhibit 10(f) to Registrant's 1986 Annua Report on Form 10-K, and by this reference incorporated herein.

   10.22 Form of Trust Indenture, filed as Exhibit 4 to Registrant's Registration Statement on Form S-2, dated June 25, 1991
              (Registration No. 33-41398), and by this reference incorporated herein.

   10.23      Directors'  Agreement,   filed  as  Exhibit  2.3  to  Registrant's
              Registration Statement on Form S-4, (Registration No. 33-34954), and by this reference incorporated herein.

   10.24 Sierra Tahoe Bancorp 1988 Stock Option Plan, filed as Exhibit 28 to Registrant's Registration Statement on Form S-8, dated April 10, 1989 (Registration No. 33-28004), and by this reference incorporated herein.

   10.25 Lease Agreement "Gateway at Donner Pass Limited" between Truckee River Bank (Tenants) and Gateway at Donner Pass Limited
              (Landlords), dated May 21, 1991, filed as Exhibit 28(G) to Registrant's September 30, 1991 Quarterly Report on Form 10-Q, and by this reference incorporated herein.

   10.26 Grass Valley Lease Agreement between Ray Stone Incorporated and Truckee River Bank, filed as Exhibit 28(G) to Registrant's September 30, 1990 Quarterly Report on Form 10-Q, and by this reference incorporated herein.

   10.27 Lease and Memorandum of Lease between Walter Neal Olson and Patricia Olson (Lessors) and Wells Fargo Bank, a California banking corporation (Lessee), dated November 5, 1962, as amended on March 8, 1973, filed as Exhibit 10.29 to Registrant's Registration Statement on Form S-2, dated February 5, 1994 (Registration NO. 33-72498), and by this reference incorporated herein.

   10.28 Sublease between Wells Fargo Bank, N.A., a national banking association (Sublessor), and Truckee River Bank, a California Statement Bank (Sublessee), dated December 1, 1984, filed as
              Exhibit 10.30 to Registrant's Registration Statement on Form S-2, dated February 5, 1994 (Registration NO. 33- 72498), and by this reference incorporated herein.

   10.29 Lease between Jerome Bunch, for himself and his assigns (Lessor), and Truckee River Bank (Lessee), dated July 10, 1984, filed as
              Exhibit 10.31 to Registrant's Registration Statement on Form S-2, dated February 5, 1994 (Registration NO. 33-72498), and by this reference incorporated herein.

   10.30 Lease between Charles E. Nagy and Martha Nagy (Lessor) and Truckee River Bank (Lessee), dated June 10, 1989, filed as Exhibit 10.32 to Registrant's Registration Statement on Form S-2, dated February 5, 1994 (Registration NO. 33-72498), and by this reference incorporated herein.

   10.31 Lease between Truckee River Bank (Sublessor) and Tran-Sierra Investment, Inc. (Sublessee), dated February 27, 1991, filed as
              Exhibit 10.33 to Registrant's Registration Statement on Form S-2, dated February 5, 1994 (Registration NO. 33-72498), and by this reference incorporated herein.

   10.32 Lease between Frontier Savings Association (Lessor) and Sierra Bank of Nevada (Lessee), dated November 19, 1992, filed as Exhibit
              10.34 to Registrant's Registration Statement on Form S-2, dated February 5, 1994 (Registration NO. 33-72498), and by this reference incorporated herein.

   10.33 Lease between Frontier Savings Association (Lessor) and Sierra Bank of Nevada (Lessee), dated November 22, 1988, as amended on August 1, 1989, filed as Exhibit 10.35 to Registrant's Registration Statement on Form S-2, dated February 5, 1994 (Registration NO. 33-72498), and by this reference incorporated herein.

   10.34 Lease between Midby-Rancho Partnership (Lessor) and Truckee River Bank (Lessee), dated November 23, 1993, filed as Exhibit 10.34 to Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.35 Stock Option Agreement between Sierra Tahoe Bancorp and Thomas M. Watson dated August 17, 1995.

   10.36 Stock Option Agreement between Sierra Tahoe Bancorp and Jerrold T. Henley dated August 17, 1995.

   10.37 Stock Option Agreement between Sierra Tahoe Bancorp and A. Morgan Jones dated August 17, 1995.

   10.38 Fed funds line of credit between Sierra Bank of Nevada and Nevada State Bank, dated December 7, 1993, filed as Exhibit 10.38 to
              Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.39 Director's remuneration continuation agreement between Sierra Tahoe Bancorp and David Clark, dated October 1, 1993, filed as
              Exhibit 10.39 to Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.40 Settlement Agreement and Mutual Release of All Claims re: American River Bank, et al. v. Mutual Fund, Inc., et al. dated March 22, 1996.

   10.41 Purchase and sale agreement between Witt Properties, Inc. and Sierra Bank of Nevada, dated November 29, 1993, filed as Exhibit
              10.41 to Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.42 First amendment to purchase and sale agreement between Witt Properties, Inc. and Sierra Bank of Nevada, dated January 27, 1994, filed as Exhibit 10.42 to Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.43 Second amendment to purchase and sale agreement between Witt Properties, Inc. and Sierra Bank of Nevada, dated March 8, 1994, filed as Exhibit 10.43 to Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.44 Incentive Stock Option Agreement between Registrant and Martin R. Sorensen, dated May 18, 1994, filed as Exhibit 10.44 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.45      Agreement   between  Truckee  River  Bank  and  Invest   Financial
              Corporation, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and by this reference incorporated herein.

   10.46 Second Addendum to Lease Agreement between Edwin Holt and Sierra Bank of Nevada, filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and by this reference incorporated herein.

   10.47 Federal Funds Agreement between Bank of California and Truckee River Bank, dated March 31, 1994.

   10.48      Agreement  between  American  Financial  Skylink and Sierra  Tahoe
              Bancorp, dated August 1, 1994, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and by this reference incorporated herein.

   10.49 Lease Agreement between First Commercial Title Company, Inc. and Sierra Tahoe Mortgage Company, dated September 29, 1994, filed as
              Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and by this reference incorporated herein.

   10.50 Revolving Line of Credit Agreement between First Security Bank of Idaho and Truckee River Bank, dated September 23, 1994, filed as
              Exhibit 10.50 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.51 Credit Agreement between Sanwa Bank California and Truckee River Bank, dated July 29, 1994, filed as Exhibit 10.51 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.52 Modification to sublease dated September 24, 1994 between First Commercial Title, Inc. and Sierra Tahoe Mortgage Company, dated January 31, 1995, filed as Exhibit 10.52 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.53 Lease Agreement between Hulse-Kinsey Trust and Truckee River Bank, dated February 10, 1995, filed as Exhibit 10.53 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.54 Assignment of License Agreements between Information Technology, Inc., Sierra Tahoe Servicing Corporation and Truckee River Bank, dated March 3, 1993, filed as Exhibit 10.54 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.55 Third addendum to Lease Agreement between Edwin Holt and Sierra Bank of Nevada, dated October 20, 1994, filed as Exhibit 10.55 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.56 Fourth Addendum to Lease Agreement between Edwin Holt and Sierra Bank of Nevada, dated February 17, 1995, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and by this reference incorporated herein.

   10.57      Credit  Agreement  between  Sierra  Bank  of  Nevada  and  Bank of
              California, dated March 21, 1995, filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and by this reference incorporated herein.

   10.58 Lease Agreement between Truckee River Bank and Realty Advisors, Inc., filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and by this reference incorporated herein.

   10.59 Lease Agreement Between Truckee River Bank and Western Investment Real Estate Trust and Pinecreek Shopping Center Associates, filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and by this reference incorporated herein.

   10.60 Construction agreement between Sierra Bank of Nevada and Shaver Construction, Inc., filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and by this reference incorporated herein.

   10.61 Senior Manager Separation Benefits Agreement between Sierra Tahoe Bancorp and Martin R.Sorensen dated January 17, 1996.

   10.62 Senior Manager Separation Benefits Agreement between Sierra Tahoe Bancorp and Peter J. Raffetto dated January 17, 1996.

   10.63 Executive Salary Continuation Agreement between Sierra Tahoe Bancorp and Martin R. Sorensen, dated March 31, 1995.

   10.64 Incentive Stock Option Agreement between Sierra Tahoe Bancorp and Martin R. Sorensen dated December 20, 1995.

   10.65 Incentive Stock Option Agreement between Sierra Tahoe Bancorp and Peter Raffetto dated December 20, 1995.

   10.66 Incentive Stock Option Agreement between Sierra Tahoe Bancorp and David Funk dated December 20, 1995.

   10.67 Incentive Stock Option Agreement between Sierra Tahoe Bancorp and William T. Fike dated December 20, 1995.

   10.68 Incentive Stock Option Agreement between Sierra Tahoe Bancorp and Pat Day dated December 20, 1995.

   10.69 Incentive Stock Option Agreement between Sierra Tahoe Bancorp and David Broadley dated December 20, 1995.

   10.70 Rights Agreement between Sierra Tahoe Bancorp and American Stock Transfer & Trust Co., dated January 16, 1996, filed as Exhibit 4 to Registrant's Form 8-A dated January 3, 1996, and by this reference incorporated herein.

   10.71 Senior Manager Separation Benefits Agreement between Sierra Tahoe Bancorp and David C. Broadley dated January 17, 1996.

   11.1       Statement re Computation of Per Share Earnings.

   12.1       Statement re Ratio of Earnings to Fixed Charges.

   21.1       Subsidiaries of the Registrant

              Sierra Bank of Nevada - Incorporated in Nevada
              Truckee River Bank - Incorporated in California
              Sierra Tahoe Mortgage Company (100% owned by Truckee River Bank)
              - Incorporated in California

   23.1       Consent of Deloitte & Touche LLP, independent auditors

   27         Financial Data Schedule

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  March 27, 1996                            By: /s/W.T. Fike
                                                      William T. Fike

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.


/s/W.T. Fike                              President and Chief Executive Officer/                           March 27, 1996
----------------------------
William T. Fike                           Director

/s/D. Broadley                            Executive Vice President/                                        March 27, 1996
----------------------------
David C. Broadley                         Principal Financial Officer
                                           and Principal Accounting Officer

/s/J.T. Henley                            Chairman of the Board                                            March 27, 1996
----------------------------
Jerrold T. Henley


/s/ David W. Clark                        Director                                                         March 27, 1996
----------------------------
David W. Clark

/s/ A. Morgan Jones                       Director and Corporate Secretary                                 March 27, 1996
----------------------------
A. Morgan Jones

/s/Jack V. Leonesio                       Director                                                         March 27, 1996
----------------------------
Jack V. Leonesio

/s/William W. McClintock                  Director                                                         March 27, 1996
-------------------------------
William W. McClintock

/s/Richard Gaston                         Director                                                         March 27, 1996
----------------------------
Richard Gaston

                                          Director
Thomas M. Watson