Form 10-Q
period 1996-03-31
SIERRA TAHOE BANCORP
filed 1996-05-15
CIK 790555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ____________________________

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          ____________________________


For the Quarter Ended March 31, 1996,                Commission File No. 0-15450


                              SIERRA TAHOE BANCORP
             (Exact Name of Registrant as Specified in its Charter)


         California                                       68-0091859
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
 of Incorporation or Reorganization)

 10181 Truckee Tahoe Airport Rd., P.O. Box 61000, Truckee, California 96160-9010
 (Address of Principal Executive Offices)                             (Zip Code)

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

As of May 1, 1996: Common Stock - Authorized 10,000,000 shares of no par value; issued and outstanding - 2,668,319

10-Q Filing
March 31, 1996



Part I.           Financial Information

Item 1.           Financial Statements



Following are condensed consolidated financial statements for Sierra Tahoe Bancorp ("Bancorp", or together with its subsidiaries, the "Company") for the reportable period ended March 31, 1996. These condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and earnings of the Company in conformity with generally accepted accounting principles. The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       SIERRA TAHOE BANCORP AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENT OF CONDITION

                                                    (Unaudited)

                                       March 31, 1996 and December 31, 1995
                                         (Amounts in thousands of dollars)

ASSETS                                                          03/31/96                         12/31/95
      Cash and due from banks                                  $   17,486                        $   18,689
      Federal funds sold                                           18,100                            20,500
      Investment securities and
         investments in mutual funds                               27,878                            29,734

      Loans held for sale                                          32,324                            16,529
      Loans and leases, net of allowance
         for possible loan and lease losses of
         $4,368 in 1996 and $3,845 in 1995 (Note 2)               223,508                           219,595
      Other assets                                                 33,607                            32,471
            TOTAL ASSETS                                       $  352,903                        $  337,518

LIABILITIES
      Deposits                                                 $  308,180                        $  293,154
      Convertible debentures                                        9,465                            10,000
      Other liabilities                                             4,534                             4,531
            TOTAL LIABILITIES                                     322,179                           307,685

SHAREHOLDERS' EQUITY
      Common stock                                                 11,225                            10,709
      Retained earnings                                            19,698                            19,131
          Unrealized loss on investment
           securities available for sale                             (199)                               (7)
             TOTAL SHAREHOLDERS' EQUITY                            30,724                            29,833
             TOTAL LIABILITIES &
             SHAREHOLDERS' EQUITY                              $  352,903                        $  337,518

The accompanying notes are an integral part of these Condensed Consolidated Statements of Condition.

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995
                 (Amounts in thousands except per share amounts)


                                                                                          Three                          Three
                                                                                         Months                         Months
                                                                                          Ended                          Ended
                                                                                        03/31/96                       03/31/95

Interest Income:
  Interest and fees on loans and leases                                                $   6,782                       $   5,083
  Interest on federal funds sold                                                             254                              75
  Interest on investment securities and deposits                                             390                             443

        Total Interest Income                                                              7,426                           5,601

Interest Expense:
  Interest on deposits                                                                     2,566                           1,397
  Interest on convertible debentures                                                         206                             212
  Other interest expense                                                                     (24)                             16

        Total Interest Expense                                                             2,748                           1,625

Net Interest Income                                                                        4,678                           3,976

Provision for Possible Loan and Lease Losses                                                 510                             270

Net Interest Income After Provision for
    Possible Loan and Lease Losses                                                         4,168                           3,706

Other Operating Income                                                                     1,666                           2,157
Other Operating Expenses                                                                   4,910                           5,034
Income Before Provision for Income Taxes                                                     924                             829
Provision for Income Taxes                                                                   357                             301
   NET INCOME                                                                          $     567                       $     528
  EARNINGS PER SHARE
      Primary                                                                          $     .21                       $     .20
      Weighted Average Shares Outstanding                                                  2,737                           2,689
      Fully diluted                                                                    $     .18                       $     .18
      Weighted Average Shares Outstanding                                                  3,750                           3,690



The accompanying notes are an integral part of these Condensed Consolidated Statements of Income.

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
               For the Three Months Ended March 31, 1996 and 1995
                        (Amounts in thousands of dollars)

                                                                                      Three                            Three
                                                                                      Months                           Months
                                                                                      Ended                            Ended
                                                                                      03/31/96                         03/31/95
  Interest and fees received                                                          $    7,286                       $    5,399
  Service charges and commissions received                                                   391                              426
  Servicing income received                                                                1,443                            1,608
  Interest paid                                                                           (2,911)                          (1,832)
  Cash paid to suppliers and employees                                                    (4,668)                          (4,870)
  Income taxes paid                                                                          (75)                            (105)
  Mortgage loans originated for sale                                                           0                           (5,981)
  SBA loans originated for sale                                                           (2,548)                          (8,839)
  SBA loans sold                                                                             134                            3,845
  Mortgage loans sold                                                                          0                            6,354
  Other items                                                                                184                              105
    Net Cash Used In Operating Activities                                             $     (764)                      $   (3,890)

Cash Flow From Investing Activities:
  Proceeds from:
     Maturities of investment securities - held to maturity                                   15                              563
     Maturities of investment securities - available for sale                              5,322                                0
     Sales of investment securities - available for sale                                   7,242                            3,499
  Purchase of investment securities -  available for sale                                (11,049)                               0
  Loans made net of principal collections                                                (17,686)                          (1,552)
  Capital expenditures                                                                    (1,858)                            (253)
  (Decrease) increase in other assets                                                        127                              (33)
   Net Cash (Used In) Provided by Investing Activities                                $  (17,887)                      $    2,224

Cash Flow From Financing Activities:
  Net increase (decrease) in demand, interest bearing
     and savings accounts                                                                  2,759                          (13,067)
  Net increase in time deposits                                                           12,267                           11,856
  Dividend paid                                                                                0                             (314)
  Proceeds from issuance of common stock                                                      22                               10
  Net Cash Provided by (Used in) Financing Activities                                     15,048                           (1,515)

Net Decrease in Cash and Cash Equivalents                                                 (3,603)                          (3,181)
Cash and Cash Equivalents at Start of Year                                                39,189                           26,049
Cash and Cash Equivalents at March 31                                                 $   35,586                       $   22,868

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

         For The Three Months Ended March 31, 1996 and 1995 (Continued)
                        (Amounts in thousands of dollars)

                       RECONCILIATION OF NET INCOME TO NET

                      CASH PROVIDED BY OPERATING ACTIVITIES

                                                                                      Three                            Three
                                                                                      Months                           Months
                                                                                      Ended                            Ended
                                                                                      03/31/96                         03/31/95
Net Income:                                                                           $     567                        $     528
Adjustment to Reconcile Net Income to Net Cash Provided:
   Depreciation and amortization                                                            282                              255
   Provision for possible loan and lease losses                                             510                              270
   Provision for income taxes                                                               357                              301
   Gain on sale of SBA loans under cash received                                              1                               38
   Amortization of excess servicing on SBA loans                                            326                              330
   Amortization of purchased mortgage servicing rights                                       43                               43
   Decrease in interest payable                                                            (162)                            (207)
   Increase (decrease) in accrued expenses                                                    5                             (280)
   Amortization of premiums/discounts on loans                                             (119)                            (107)
   Decrease in taxes payable                                                                (75)                            (105)
   Increase in loans originated for sale                                                 (2,414)                          (4,621)
   Increase in prepaid expenses                                                             (45)                            (179)
   Other items                                                                              (40)                            (156)

     Total Adjustments                                                                   (1,331)                          (4,418)

Net Cash Used in Operating Activities                                                 $    (764)                       $  (3,890)

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the first quarter of 1996, $15.7 million of unguaranteed SBA loans were transferred to held for sale status. Also, in 1996, $535 thousand of convertible debentures were converted to common stock, net of a $41 thousand discount. For the three months ended March 31, 1995, $201 thousand of loans were transferred to other real estate owned. In the 1995 period, $572 thousand of assets formerly classified as in-substance foreclosures were reclassified as loans.

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

Sierra Tahoe Bancorp
Notes to Condensed Consolidated Financial Statements
March 31, 1996 and December 31, 1995

1.       BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in a condensed format and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the three months ended March 31, 1996.

2.       LOANS

         As of March 31, 1996, and December 31, 1995, the Company's loan portfolio consisted of the following (in thousands):

                                                                                      March 31,                December 31,
                                                                                         1996                      1995
         Commercial............................................................     $   158,624                $    155,176
         Real estate--mortgage.................................................          25,663                      26,665
         Real estate--construction.............................................          31,730                      31,718
         Individual and other..................................................           6,603                       6,530
         Lease receivables.....................................................           5,953                       4,164

         Total gross loans and leases..........................................         228,573                     224,253

         Unearned income on leases.............................................            (855)                       (808)
         Net deferred loan costs / (fees)......................................             158                          (5)
         Allowance for possible loan and lease losses..........................          (4,368)                     (3,845)
         Total loans and leases, net of deferred fees
           and allowance for possible loan and
           lease losses........................................................     $   223,508                $    219,595

         Loans held for sale...................................................     $    32,324                $     16,529

          Of total gross loans and leases at March 31, 1996, $6.1 million were considered to be impaired. The allowance for possible loan and lease losses included $501 thousand related to these loans. The average recorded investment in impaired loans during the three months ended March 31, 1996 was $5.3 million.

3.       COMMITMENTS & CONTINGENT LIABILITIES

          In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

4.       FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

          During the first quarter of 1996, the Company entered into an interest rate swap agreement with a major bank (the "Bank") to reduce its exposure to fluctuations in interest rates. The notional principal amount is $20 million, and the term is three years. Under the agreement, the Bank pays a fixed rate of 8.17% and receives from the Company the prime rate. Net interest income or expense resulting from the differential between the fixed and prime rates is recorded on a current basis and any resultant accrual is settled quarterly. The net interest expense recognized in the first quarter of 1996 was $1,200.



                                                               -8-

                      SIERRA TAHOE BANCORP AND SUBSIDIARIES

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

Total assets increased by $15.4 million from $337.5 million at December 31, 1995, to $352.9 million at March 31, 1996. This increase included increases of $19.7 million in loans, net of the allowance for possible loan and lease losses, and $1.1 million in other assets. These increases were offset by decreases of $1.2 million in cash and due from banks, $2.4 million in federal funds sold and $1.8 million in investment securities and investments in mutual funds. Mutual funds, federal funds sold and unpledged investment securities classified as available for sale (which consist primarily of U. S. Treasury securities with a remaining maturity of less than two years and collateralized mortgage obligations) are all sources of short-term liquidity and can be used somewhat interchangeably to provide liquidity. Of the Company's total investment securities, $7.5 million were pledged at March 31, 1996.

In 1995, the Company opened three new branches in California and one in Nevada. Early in 1996, the Company closed one of its two branches located in South Lake Tahoe, California and transferred the deposits to its Bijou branch located approximately one mile away.

The increase in loans primarily consists of a $13.7 million increase in non-SBA commercial loans, $5.6 million increase in SBA loans and a $1.7 million increase in net leases, offset by a $1.0 million decrease in real estate mortgage loans. Of the $13.7 million increase in commercial loans, $4.7 million was generated out of the Company's new branch located in Sacramento, California. Loans held for sale increased $15.8 million, primarily as a result of a change in SBA regulations. In 1996, the SBA ruled that loans originated through the Preferred Lender Program could be sold down to 10% of the principal balance. At December 31, 1995, loans held for sale reflected the previous regulation allowing sale down to just 20%. Pending approval from the SBA, the Company intends to securitize these loans and sell the resulting securities to investors.

Deposits increased by $15.0 million from $293.2 million at December 31, 1995 to $308.2 million at March 31, 1996. This primarily consists of increases of $12.3 million and $2.3 million in time deposits and interest-bearing transaction accounts, respectively. The increase in time deposits includes a $300 thousand increase in out-of-area certificates of deposit. The Company's new branches opened during 1995 generated a net increase in deposits of $16.1 million during the first quarter of 1996.

The unrealized loss on investment securities available for sale, net of the related tax effect, increased $192 thousand from $7 thousand at December 31, 1995 to $199 thousand at March 31, 1996. Of this ending balance, $104 thousand represents unrealized losses on mutual funds and $95 thousand relates to other securities. Gross unrealized losses on securities classified as available for sale represent 1.3% of the amortized cost of the Company's available for sale securities at March 31, 1996.

The Company is constructing a new regional facility in Reno, Nevada. Total costs incurred for the land and building through March 31, 1996 were $3.1 million. Also under construction is a branch facility in Carson City, Nevada to replace the leased branch currently in use. Through March 31, 1996, total land and construction costs incurred on the Carson City facility were $535 thousand.

Bancorp paid dividends of twelve cents per share during March 1995 and fifteen cents per share in April 1996.

In the first quarter of 1996, the names of both of the Bancorp's banking subsidiaries were changed to SierraWest Bank.

Also in the first quarter, $535 thousand of the Company's 8 1/2% convertible debentures were converted into 53,500 shares of common stock. In April, an additional $180 thousand of these same debentures was converted to common stock.

RESULTS OF OPERATIONS (Three Months Ended March 31, 1996 and 1995)

Net income for the three months ended March 31, 1996 increased by 7.4% from $528 thousand for the three months ended March 31, 1995 to $567 thousand during the current three month period. An increase in net interest income was offset by an increase in the provision for possible loan and lease losses and a decrease in other operating income.

Net Interest Income

The yield on average interest earning assets for the three months ended March 31, 1996 was 6.29%. This compares to 7.48% for the first three months of 1995. The decrease reflects the decrease in the average prime rate during the comparison periods and the funding of loan growth primarily through increases in time deposits. Offsetting the effect of the decrease in yield was an increase in average earning assets from $216 million during the first quarter of 1995 to $299 million in the current quarter.

Yields and interest earned, including loan fees for the three months ended March 31, 1996 and 1995, were as follows (in thousands except percent amounts): Three Three Months Months Ended Ended 03/31/96 03/31/95 Average loans outstanding (1) $ 250,076 $ 176,688 Average yields 10.9% 11.7% Amount of interest and origination fees earned $ 6,782 $ 5,083

(1)  Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $262 thousand and $243 thousand for the three months ended March 31, 1996 and 1995, yields on average loans outstanding were 10.5% and 11.1%, respectively. The prime rate (upon which a large portion of the Company's loan portfolio is based), averaged 8.3% for the 1996 period and 8.8% for the 1995 period.

The Company has experienced an increase in its overall cost of deposits from 2.6% during the 1995 quarter to 3.5% during the current quarter. This increase reflects an increase in average time deposits and the average rate paid on time deposits. Time deposits represented 29% of average deposits in the first quarter of 1995 and 45% in the first quarter of 1996.

Rates and amounts paid on average deposits including non-interest bearing deposits for the three months ended March 31, 1996 and 1995 were as follows (in thousands except percent amount).


                                                                      Three                          Three
                                                                      Months                         Months
                                                                      Ended                          Ended
                                                                      03/31/96                      03/31/95

Average deposits outstanding (1)                                     $  297,787                      $  214,988
Average rates paid                                                        3.5%                             2.6%
Amount of interest paid or accrued                                   $   2,566                       $    1,397

The effective interest rate paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the first three months of 1996 and 1995 were as follows:


                                                                    1996                                     1995
                                                                    MONEY                                      MONEY
                                                      NOW           MARKET        TIME          NOW            MARKET        TIME

Average Balance (in thousands) (1)                  $39,361       $54,047     $135,014        $33,637        $55,068      $63,202

Rate Paid                                              1.2%          3.3%         5.7%           1.2%           2.7%         5.5%

(1) Amount outstanding is the average of daily balances for the period.


Provision for Possible Loan Losses

In evaluating the Company's loan loss reserve, management considers the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio, which includes SBA loans and local commercial loans. From inception of its SBA lending program in 1983, the Company has sustained a relatively low level of losses from these loans, averaging less than 0.5% of loans outstanding per year. Losses in 1994 for these loans were $373 thousand. During 1995, net losses in the SBA loan portfolio increased to $575 thousand. For the first quarter of 1996, no net losses were recorded. Most of the Company's other commercial loan losses have been for loans to businesses within the Tahoe basin area and during 1994 and 1995 at the Company's SierraWest Bank subsidiary in Nevada. The Company believes that it has taken steps to minimize its commercial loan losses, including centralization of lending approval and processing functions. It is important for the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. To offset the added risk these loans may represent, the Company typically charges a higher interest rate. It also attempts to mitigate this risk through the loan review and approval process.

The provision for loan losses was $510 thousand and $270 thousand for the first three months of 1996 and 1995, respectively. The increase in 1996 is primarily attributable to growth in the loan portfolio. Unguaranteed loans increased $16.1 million and $2.5 million in the first quarter of 1996 and 1995, respectively. The allowance for possible loan and lease losses as a percentage of loans was 1.68% at March 31, 1996, 1.60% at December 31, 1995, and 2.05% at March 31,
1995. Net recoveries for the three months were $13 thousand compared to net charge-offs of $139 thousand for the first three months of 1995. The decrease in the allowance for possible loan and lease losses as a percentage of loans from March 31, 1995 reflects the higher level of guaranteed loans in the portfolio resulting from the Company's decision to retain the guaranteed portion of loans it originates. The Company will monitor its exposure to loan losses each quarter and adjust its level of provision in the future to reflect changing circumstances. The Company expects that its existing loan loss reserve will be adequate to provide for any additional losses.

The following table sets forth the ratio of nonperforming loans to total loans, the allowance for possible loan and lease losses to nonperforming loans and the ratio of the allowance for possible loan and lease losses to total loans, as of the dates indicated.



                                                                    March 31,                                December 31,

                                                               1996        1995                      1995         1994         1993

Nonaccrual loans to total loans                                 2.3%         1.7%                     2.3%         1.4%         1.8%
Allowance for possible loan and lease
  losses to nonaccrual loans                                   71.8%       118.4%                    70.2%       142.9%       120.9%
Allowance for possible loan and lease
  losses to total loans                                         1.7%         2.1%                     1.6%         2.1%         2.2%


If the guaranteed portions of loans on nonaccrual status are excluded from the calculations, the ratio of nonaccrual loans to total loans at March 31, 1996 declines to 1.4% and the allowance for possible loan and lease losses to nonaccrual loans increases to 119.4%. At March 31, 1995, there were no significant guaranteed loans on nonaccrual status.


Other Operating Income

Other operating income decreased $491 thousand during the first three months of 1996 compared to the previous year's first quarter.

The net gain on sale of SBA loans for the current three month period declined from $240 thousand to a net loss of $4 thousand. Sales of SBA loans for the three months ended March 31, 1996 totaled $134 thousand compared to $3.8 million in the 1995 period. In July 1995, the Company altered its strategy with respect to the sale of SBA loans. Rather than continuing to sell the guaranteed portion of the portfolio, the Company began to retain the guaranteed portion and plans to securitize and sell portions of unguaranteed SBA loans. The Company's loan portfolio currently includes $19.8 million in guaranteed portions of SBA loans which are available for sale, an increase of $4.4 million over the balance of the same loans at December 31, 1995.

Net servicing income on SBA loans (the net of the servicing income generated on sold SBA loans less the amortization of the gain recorded on the sale of these same loans and the amortization of purchased SBA servicing rights) decreased by $123 thousand from $1,197 thousand during the first three months of 1995 to $1,074 thousand for the three months ended March 31, 1996. This decline relates to prepayments on existing loans, selling loans in recent years for maximum premiums, and holding guaranteed portions of loans beginning in 1995.

Mortgage banking income was $108 thousand in the first quarter of 1995. In mid-1995, mortgage banking operations were terminated.

Other Operating Expense

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the first three months of 1996 and 1995 (in thousands except percentage amounts):


Three Months                                    Salaries &            Occupancy &           Other
Ended                      Average              Related               Equipment             Operating
March 31                   Assets (1)           Benefits (2)          Expenses              Expenses

1996                       $ 342,917            3.3%                  1.0%                  1.3%
1995                       $ 256,562            3.9%                  1.1%                  2.5%

(1)    Based on average daily balances.

(2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages are 3.5% and 4.3% for 1996 and 1995, respectively.

The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the three months ended March 31, 1996 and 1995 (amounts in thousands except percentage amounts):

                                                                                                     Increase (Decrease)
                                                Three Months Ended March 31,                           1996 over 1995
                                                    1996              1995                         Amount         Percentage
Salaries and related benefits..............        $   2,958         $  2,723                     $      235          8.6%
Occupancy and equipment....................              833              782                             51          6.5
Insurance..................................               56               76                            (20)       (26.3)
Postage....................................               61               65                             (4)        (6.2)
Stationery and supplies....................               78               64                             14         21.9
Telephone..................................               73               72                              1          1.4
Advertising................................              134              143                             (9)        (6.3)
Legal......................................               94               99                             (5)        (5.1)
Consulting.................................               61              100                            (39)       (39.0)
Audit and accounting fees..................               35               56                            (21)       (37.5)
Director's fees and expenses...............              117               97                             20         20.6
FDIC assessments...........................                1              138                           (137)       (99.3)
Other Real Estate Owned....................               16               36                            (20)       (55.6)
Other......................................              393              583                           (190)       (32.6)
                                                   $   4,910         $  5,034                     $     (124)        (2.5)%

The increases in salaries and benefits, as well as occupancy and equipment, are primarily attributable to the opening of four branches and an equipment leasing division in 1995. In addition the Company has experienced a $57 thousand increase in group insurance costs related both to an increase in personnel and an increase in the rate charged for this insurance.

Consulting costs in 1995 included costs related to a corporate identity study and a review of directors' compensation. The decrease in FDIC assessments resulted from a reduction in rates. Other expenses in 1995 included a $100 thousand business loss related to other real estate owned and $100 thousand accrued as potential losses on two litigation matters.

Provision for Income Taxes

Provision for income taxes have been made at the prevailing statutory rates and include the effect of items which are classified as permanent differences for federal and state income tax. The provision for income taxes was $357 thousand and $301 thousand for the three months ended March 31, 1996 and 1995, respectively, representing 38.6% and 36.3% of income before taxation for the respective periods.

Sierra Tahoe Bancorp
10-Q Filing
March 31, 1996

Part II.

Item 1.       Legal Proceedings.

               During 1987, SierraWest Bank, formerly Truckee River Bank, ("SWBC") took title, through foreclosure, of a property located in Placer County which subsequent to SWBC's sale of the property was determined to be contaminated with a form of hydrocarbons. At the time it owned the property, SWBC became aware of and investigated the status of certain underground tanks that had existed on the property. SWBC hired a consultant to study the tanks and properly seal them. Several years later, and after resale of the property, contamination was observed in the area of at least one of the buried tanks and along an adjoining riverbank of the Yuba River. SWBC, at the time of resale of the property, was not aware of this contamination to the tanks but was aware of the existence of the tanks and disclosed this to its purchaser.

               A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board. As a result of the discovery of the contamination, two civil lawsuits were instituted against SWBC and other prior owners by the current owner of the property, who is also SWBC's borrower. One of the actions was dismissed by agreement of the parties. In the remaining action, the method and responsibility for remediation are currently being litigated in federal court.

               SWBC's external and internal counsel on this matter believe that SWBC's share of the cost of remediation and the costs of defense will not be material to SWBC's or the Company's performance and will be within existing reserves established by SWBC for this matter.

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

Item 2.       Change in Securities.  No changes.

Item 3.       Defaults Upon Senior Securities.  Not applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders. - None

Item 5.       Other Information.

               On May 9, 1996, the Company announced that it will consolidate its two banking subsidiaries into a single bank, SierraWest Bank, subject to regulatory review and approval.

               As part of the consolidation efforts, twenty positions have been eliminated, resulting in a nonrecurring pre-tax charge of approximately $450 thousand in the second quarter. This charge is expected to be offset by cost savings during the remainder of 1996. Future pre-tax cost savings will be approximately $900 thousand on an annual basis.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)     Exhibits.
                      10.1     Executive Salary Continuation Agreement Between Bancorp
                               and Peter Raffetto dated April 2, 1996.

                      10.2     Credit Agreement between Sanwa Bank California and Truckee River Bank dated October 10,
                               1995.

                      10.3     Equipment Sale Agreement between Information Technology, Inc. and Truckee River Bank.

                      10.4     Federal funds facility agreement between Union Bank of California and Truckee River Bank dated April 8, 1996.

                      10.5     Senior Manager Separation Benefits Agreement between Sierra Tahoe Bancorp and David A.
                               Funk, dated April 18, 1996.

                      10.6     First Amendment to Senior Management Benefits Agreement between Sierra Tahoe Bancorp and
                               David C. Broadley, dated April 2, 1996.

                      11       Statement regarding computation of per share earnings.

                      27       Financial Data Schedule

              (b)     Reports on Form 8-K.

                      Bancorp filed two forms 8-K in the quarter ended March 31, 1996.  Form 8-K dated January 2, 1996 reported the announced closing of a South Lake Tahoe branch of the Company.  Form 8-K dated January
                      3, 1996 reported the execution of a Shareholder Protection Rights Plan.


10-Q Filing
March 31, 1996








                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     May 14, 1996                       /s/  William T. Fike
                                             William T. Fike
                                             President, Chief Executive Officer






Date:     May 14, 1996                       /s/  David C. Broadley
                                              David C. Broadley
                                              Executive Vice President/
                                                Chief Financial Officer

                                  EXHIBIT 10.1
                     EXECUTIVE SALARY CONTINUATION AGREEMENT

This Executive Salary Continuation Agreement (the "Agreement") is made April 2, 1996, by and between SIERRA TAHOE BANCORP, a California corporation (hereinafter the "Bancorp") and PETER RAFFETTO (hereinafter the "Executive").

                                    RECITALS:

          WHEREAS, Bancorp deems Executive's future counsel and advice to be valuable to it by virtue of Executive's experience as an executive officer of Bancorp's subsidiary Truckee River Bank; the tenure of Executive's employment with Truckee River Bank; and further by virtue of Executive's acknowledged reputation in the banking field; and

          WHEREAS, Bancorp deems it to be in its best interest to enter into a contract wherein it engages Executive to act as a consultant and advisor to Bancorp after Executive's retirement and/or termination of full time employment as hereafter specified;

         NOW, THEREFORE, Bancorp and Executive agree as follows:

          AGREEMENTS: 1. Nature of Agreement. This Agreement is a distinct and separate agreement from any employment agreement entered into between the parties, and shall not in any way vary the terms of any other agreement, if it exists, except as specifically provided herein.



Executive Salary Continuation Agreement
Peter Raffetto

2.       Benefit Granted.

          A. Retirement or Termination. If Executive: (i) continues in the employment of Bancorp until he attains the age of sixty-five (65) years ("Retirement") or (ii) terminates employment after completing at least one
     (1) continuous year of service after the date of May 15, 1995 (the "Eligibility Date"), then Executive shall be eligible for the appropriate vested benefit as hereafter set forth in Schedule "A" attached hereto and incorporated herein by this reference in consideration for his agreement to act as a consultant exclusively for Bancorp as set forth in Paragraph 3 following Executive's retirement or termination of full time employment and further in consideration of his covenant not to accept employment as a consultant, advisor, or employee of any other financial institution as set forth in Paragraph 5. Executive shall vest in his benefits as set forth in Schedule A.

          B. Option To Pay Benefits In Installments; Election Date. In lieu of receiving a lump sum pursuant to Schedule "A", Executive may elect, provided such election is made at least two (2) years prior to his termination or retirement, to receive two hundred forty (240) equal monthly installments of the vested benefit rather than in a lump sum. Beginning ninety (90) days after retirement or termination, interest shall accrue on unpaid vested benefit balance at a fixed rate of Ten Percent (10.00%) per annum based upon an assumed year containing 365 days. Said monthly installments shall be paid to him starting ninety (90) days after retirement or termination. Should Executive pass

Executive Salary Continuation Agreement
Peter Raffetto
     away during such payout period, said installments shall be paid to those persons set forth in Paragraph 6.

3.   Consultant  Obligation.

     In addition to the benefits granted above, and as further described in this Paragraph, Executive agrees to serve the Bancorp as a consultant following his retirement or termination for a five (5) year term. Executive agrees that he will devote as much time as is necessary and required by Bancorp, but not to exceed twenty-five (25) hours per month, as a consultant to Bancorp at an hourly fee of one hundred fifty dollars ($150.00). It is expressly understood that the compensation paid in the prior sentence is in addition to compensation paid pursuant to Paragraph 2, above, and is paid in consideration for the services of Executive as a consultant and advisor to Bancorp at Bancorp's request. Executive agrees to make himself available to the management of Bancorp and its subsidiaries, its various boards of directors and other specified individuals that management or the board may designate for the purpose of advising and
     consulting   with  those   individuals   on  behalf  of  Bancorp   and  its
     subsidiaries. Bancorp shall reimburse Executive for his reasonable and necessary travel and expenses incurred by Executive in the nature of Executive's consulting or advisory work, and required travel to locations outside of the main office or executive offices of Bancorp. In the event Executive is not residing in the community where Bancorp's principal offices are located, Bancorp agrees to reimburse Executive for reasonable and necessary travel from Executive's residence to the main office or executive offices of Bancorp provided the same does not exceed 200 miles one way. Executive agrees that during his

Executive Salary Continuation Agreement
Peter Raffetto
     engagement he will keep himself informed concerning the affairs of Bancorp and its subsidiaries by reviewing annual or periodic reports and other data supplied to Executive by Bancorp. Executive agrees to review these items without charge to Bancorp.

4.   Independent Contractor.

     The status of Executive when engaged as a consultant and contemplated by this Agreement shall be that of Independent Contractor. Bancorp shall not direct Executive as to the method or way by which Executive shall perform his counseling and/or advisory services to Bancorp or its subsidiaries.

5.   Agreement Not To Compete.

     In the event Executive retires at age sixty-five (65) or terminates his employment prior to retirement and receives the benefits as provided in Schedule "A" herein, Executive further agrees as a condition to receiving the sums set forth in Paragraph 2(A) that he will not become an owner, employee advisor or consultant for any business which is substantially similar to or in competition with the business of Bancorp or its subsidiaries and which competing business is located within a one hundred fifty (150) mile radius of any branch, office or established location of Bancorp or any of its subsidiaries for a period of five (5) years.

6. Death of  Executive.

     In the event that a vested sum is due to Executive and Executive should die while actively employed by Bancorp prior to his attaining the age of sixty-five (65) but subsequent to May 15, 2000 and prior to the exercise of any benefits under this Agreement, Bancorp will pay the full accumulation as of the date of death to Executive's surviving spouse even if the full accumulation exceeds the vested value. Should Executive die after retirement or termination if

Executive Salary Continuation Agreement
Peter Raffetto
     installment   payments  were  elected,   Bancorp  will  pay  the  remaining
     installment payments to Executive's surviving spouse. In the event Executive is not survived by a spouse, then said vested value or installment payments shall be paid to those individuals named in writing by Executive as contingent payees in the event of Executive's spouse's death. In the event Executive dies without a spouse and without naming any contingent payees, the amount shall be paid to Executive's personal representative upon his or her qualification as executor or administrator.

7.  Forfeiture of Benefits.

     Should Executive retire or terminate his employment, he may elect to forfeit all vested benefits of this Agreement in exchange for his unrestricted right to consult for and advise other financial services business(es) in competition with Bancorp and upon such written election, the Executive shall be free of any restrictive covenants herein in such event; provided, however, Executive shall under no circumstances divulge any confidential matters of Bancorp, or its subsidiaries; or divulge any customer lists or confidential and proprietary data developed and owned by Bancorp or its subsidiaries. Any election to forfeit benefits must be made within thirty (30) days after the date of retirement or termination or such election will be deemed to have lapsed.

8.  Benefits  Not  Accumulated;

     Cancellation; Notice. Except as hereafter set forth, Bancorp reserves the right to terminate this Agreement as to any benefits not yet vested for any reason in the sole and absolute discretion of Bancorp; provided, however, that Executive shall be entitled to the vested amount set forth on Schedule "A" attached hereto based upon the date the

Executive Salary Continuation Agreement
Peter Raffetto
     cancellation occurs in relationship with Schedule "A". Said vested amount may be paid in the event of termination of this Agreement by Bancorp to Executive in a single lump sum. Bancorp shall give not less than fifteen
     (15) days prior written notice to Executive of any intent to terminate this Agreement. The foregoing notwithstanding, in the event of a successful merger, acquisition, business combination or tender offer (the acceptance of which was not recommended by a majority of the directors of Bancorp), then in such event Executive shall be entitled in a single lump sum payment of the Full Accumulation Value as set forth in Schedule "A" as if Executive had served through all years as specified on Schedule "A". Also, in such event only, Executive shall be excused and shall not be obligated to act as a consultant or be restricted in his activities as provided in Paragraphs 3 and 5 of this Agreement.

9.   Inability To Transfer Benefits.

     Neither Executive, Executive's spouse, nor any other beneficiary under this Agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, or in any way exercise any control or anticipatory right over vested benefits granted under this Agreement nor shall any of said benefits be subject to seizure for the payments of any debts, judgments, alimony or separate maintenance which may be owed by Executive or his beneficiary or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise until actually paid. In the event Executive or any beneficiary attempts to execute or issue any assignment, computation, hypothecation, transfer or disposal of the benefit hereunder, Bancorp's

Executive Salary Continuation Agreement
Peter Raffetto
     responsibilities, liabilities, and obligations shall forthwith immediately cease and terminate as to any unvested benefits and this Agreement shall be deemed to terminate as set forth in Paragraph 8.

10.  Agreement Does Not Replace Other Agreements.

     Nothing contained in this Agreement shall be construed to alter, abridge or in any manner affect the rights and privileges of Executive to participate in and be covered by any other pension, profit sharing or other retirement plan(s); severance plans; stock option plans; group insurance; bonus or similar employment benefit plans; or other benefits which Bancorp may now have or hereafter adopt for its officers and/or general employees.

11.  Funding of Benefits.

     Bancorp reserves the absolute right in its sole and exclusive discretion either to: (i) fund by cash, insurance or otherwise the obligation undertaken by this Agreement; or (ii) to not fund the obligation in advance. Should Bancorp elect to fund in advance the obligations anticipated under this Agreement in whole or in part through the medium of life insurance or annuities or both, then Bancorp shall be deemed the sole owner and beneficiary of the policy. Bancorp reserves the absolute right in its sole discretion to terminate such life insurance or annuities as well as any other funding program at any time in whole or in part and cancel any advance funding mechanism. At no time shall Executive be deemed to have any right, title or interest in any specified asset or assets of Bancorp used to fund obligations hereunder including but not by way of restriction any insurance or annuity contract(s) or the proceeds thereof.

Executive Salary Continuation Agreement
Peter Raffetto

12.  Funding Method Not  Considered As Security For  Performance.

     Any advance funding of obligations hereunder by use of insurance products shall not in any way be considered to constitute security for the performance of the obligations of this Agreement. The obligation of Bancorp shall be considered to be paid from current available resources and otherwise unsecured.

13.  Cooperation of Executive As To Funding Method.

     If Bancorp purchases a life insurance or annuity policy on the life of Executive to fund any obligations under this Agreement, Executive agrees to cooperate with the issuance of such policy(ies) and sign any and all documents which may be required for that purpose and further agrees to submit to any and all reasonable medical examinations or tests which may be required or necessary to obtain said policy(ies).

14.  Agreement Represents Only A General Obligation of Bancorp.

     This  Agreement  shall  not  be  construed  as  giving   Executive  or  his
     beneficiary any greater rights or higher priority than those of any other unsecured creditor of Bancorp.

15.  Binding  Nature of  Agreement.

     This Agreement shall be binding upon and inure to the benefit of Executive and his personal representatives, agents and assigns. To the extent consistent herewith, this Agreement shall also inure to any successor organization which shall succeed to substantially all of the stock or assets of Bancorp.

16.  Beneficiaries; Election.

     Executive reserves the right to change the name of his named primary and/or contingent beneficiaries by separate acknowledged change form from time to time or upon properly notifying Bancorp or its successor of this document in writing as to the

Executive Salary Continuation Agreement
Peter Raffetto
     successor beneficiary of such benefits. Bancorp reserves the right to require a spouse's signature thereon if in the opinion of counsel such a consent is required.

17.  Suicide Exclusion Clause.

     In the event that it is proved with reasonable certainty and in the sole discretion of Bancorp that Executive, within two (2) years of the execution of this Agreement, has taken his own life, any and all amounts unpaid under this Agreement shall be deemed to have fully lapsed and terminated prior to any vesting and in such an event Bancorp shall have no liability to Executive or any other persons who otherwise would be entitled to benefits under this Agreement.

18.  Miscellaneous.

     This Agreement shall be construed under the laws of the State of California. Venue shall be appropriate wherever allowed by law and in the County of Nevada (Truckee Session), State of California. Where applicable, this Agreement shall be deemed modified as to gender, tense and pluralization. This Agreement represents the final expression of the parties and shall be modified only in a signed amendment executed by each party hereto. This Agreement may be executed in counterparts.


Executive Salary Continuation Agreement
Peter Raffetto

IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the above-referenced date.
                                                     SIERRA TAHOE BANCORP



                                         By:         /s/ William T. Fike
                                                  William T. Fike
                                         Its:     Chief Executive Officer


                                         Accepted and Agreed:



                                         By:        /s/ Peter Raffetto
                                                  Peter Raffetto





J:\Lawyer\HR\Salary.3




Executive Salary Continuation Agreement
Peter Raffetto

                                  SCHEDULE "A"


1. Plan Commencement Date:  May 15, 1995


2. Vested Benefits:


                                                     Vested Benefit Under
Retirement/Termination Date After                    Paragraph 2(A):
December 31, 1996                                    $11,411.40

December 31, 1997                                    $38,449.60

December 31, 1998                                    $83,569.20

December 31, 1999                                    $149,567.20

December 31, 2000                                    $239,628

December 31, 2001                                    $297,813

October 11, 2002                                     $345,416*

*Final Vested Benefit


                                                                 *****

Executive Salary Continuation Agreement
Peter Raffetto

                                  EXHIBIT 10.2
                          CORRESPONDENT BANK AGREEMENT
                                CREDIT AGREEMENT

         This Credit Agreement ('Agreement') is made and entered into as of the 10 day of October, 1995 by and between SANWA BANK CALIFORNIA ('Sanwa') and TRUCKEE RIVER BANK ('Client'), with respect to the following:

             1.00   Agreement to Lend.

             1.01 Line of Credit Subject to the terms and conditions hereof and so long as no Event of Default occurs, Sanwa agrees to extend to Client certain credit accommodations up to a total principal amount, including any sublimits, from time to time outstanding of $250,000.00 ( the "Line of Credit"), as follows:

             1.02 Purpose(s). Extensions of credit shall be limited to the following types of credit facilities:

                         [ X ] A.  Commercial  Letters  of  Credit  For  the [X]
                    issuance [X] confirmation of sight and/or usance commercial letters of credit. All commercial letters of credit issued and/or confirmed under this credit facility, together with any related drafts, shall aggregate to no greater than $250,000.00 and have an expiry date of not later than one year after the date of issuance.

                         [ X ] B. Standby Letters of Credit For the [X] issuance
                    [X] confirmation of standby letters of credit. All standby letters of credit issued and/or confirmed under this credit facility shall aggregate to no greater than $250,000, and have an expiry date of not later than one year after the date of issuance.

                         Sanwa may  decline  to issue a letter of credit for any
                    reason, including without limitation, the nature of the transaction, or its terms or in connection with any transaction where Sanwa, due to the nationality or residence of the beneficiary, would be prohibited by any applicable law, regulation or order from issuing or confirming such letter of credit. Client may, but is not required, to make such amendments as it deems appropriate to make the letter of credit application or request for confirmation of letter of credit acceptable to Sanwa.

                         [ X ] C. Federal  Funds.  In Sanwa's  sole  discretion,
                    which shall depend on, among other things, its activity in the Fed Funds market, Sanwa shall permit Client to purchase [X] over-night [X] term (up to 30 days) Federal Funds ("Fed Funds") up to a maximum aggregate amount of $250,000.00; [N/A] provided that absent Sanwa's prior approval and a 30 day out-of-debt period, Client shall have no more than N/A consecutive business days of borrowing in the Fed Funds market.

                         [ X ] D. Foreign Exchange. For the purchase and/or sale
                    through Sanwa of [X] spot (requiring completion within two business days) [X] forward (any foreign exchange contract which is to be completed after two business days but not later than 183 days) contract to buy or sell foreign currency at a given date up to a maximum aggregate face amount of $250,000.00.

                         Sanwa  may  refuse  to enter  into a  foreign  exchange
                    transaction with Client where Sanwa, in its sole discretion, determines that such foreign currency is unable, or where Sanwa would be prohibited by any applicable law, regulation or order from purchasing such foreign currency.

                         [N/A]  E.  Line of  Credit  Advances.  Line  of  Credit
                    Advances ("Advances") up to a maximum aggregate amount of $N/A.

     Quotes. Any quotation given by Sanwa will be valid only as of the time given. If not accepted by Client at that, which acceptance will be irrevocable, the quote shall be deemed automatically withdrawn and cannot be accepted later.

             1.03   Fees and Interest.

                      A.Commercial and/or Standby Letters of Credit

                         1.       Commercial Letters of Credit

                         The fee for issuing any commercial letter of credit and
                    any additional letter of credit fees which may arise in connection therewith, including, without limitation, the fees for amendment and payment, shall be: Sanwa's minimum letter of credit fee for the applicable service plus 50% of the standard letter of credit fee for such service in excess of the minimum fee. The letter of credit fees are published from time to time in Sanwa's Schedule of Fees and Charges. Client acknowledges receipt of Sanwa's current Schedule of Fees and Charges.

                         The fee for confirming any commercial  letter of credit
                    and any additional letter of credit fees which may arise in connection therewith, including, without limitation, the fees for amendment and payment, shall be: Sanwa's minimum letter of credit fee for the applicable service plus 50% of the standard letter of credit fee for such service in excess of the minimum fee. The letter of credit fees are published from time to time in Sanwa's Schedule of Fees and Charges.

                2. Standby Letters of Credit

                         The fee for issuing any standby  letter of credit shall
                    be: Sanwa's minimum letter of credit fee for the applicable service plus 50% of the standard letter of credit fee for such service in excess of the minimum fee. The letter of credit fees are published from time to time in Sanwa's Schedule of Fees and Charges.

                         The fee for  confirming  any  standby  letter of credit
                    shall be: Sanwa's standard fee for such service, as set forth in Sanwa's Schedule of Fees and Charges.

                         Any additional  fees which may arise in connection with
                    such letters of credit, including without limitation, the fees for amendment and payment, shall be: Sanwa's minimum letter of credit fee for the applicable service plus 50% of the standard letter of credit fee for such service in excess of the minimum fee. The letter of credit fees are published from time to time in Sanwa's Schedule of Fees and Charges.

                         B. Overnight Fed Funds. Interest shall accrue on any purchase of Fed Funds at the rate quoted by Sanwa's Fed Funds trader in the Treasury Department (the "Fed Funds Rate").

                         C. Foreign Exchange. Client acknowledges that the purchase and/or sale price for foreign currency quoted to Client includes Sanwa's profit margin on the transaction, which margin shall not be disclosed to Client. Client further acknowledges that Client may seek to purchase or sell foreign exchange contracts through another source which may offer Client a more favorable price on any given date. Sanwa reserves the right to require payment in collected funds at least one business day prior to the delivery date specified in any forward contract as a condition of delivery of the specified currency. If such advance payment will be required, Sanwa will so notify you at least two business days prior to the stated delivery date.

                         D. Draws under  Letters of Credit.  Advances to pay any
                    draw under a letter of credit shall accrue interest at the rate set forth in the Loan Documents, as defined herein, including, without limitation, the applicable Security Agreement for Issuance of Commercial Letter of Credit or Security Agreement for Issuance of Stand-by Letter of Credit.

                         E. Line of Credit  Advances.  Interest  shall accrue on
                    each Advance from the date of the Advance at a variable rate equivalent to an index for a variable interest rate which is quoted, published or announced from time to time by Sanwa as its reference rate and as to which loans may be made by Sanwa at, below or above such reference rate (the "Reference Rate") plus/minus N/A% per annum (the "Variable Rate"). Interest shall be adjusted concurrently with any change in the Reference Rate. Interest hereunder shall be computed on the basis of N/A days per year, but charged on the actual number of days elapsed.

                         [N/A] In  addition  to Variable  Rate  Advances,  Sanwa
                    agrees to make Advances to Client, at Client's election, at a fixed rate for such period of time that Sanwa may quote and offer, provided that any such period of time shall be for at least N/A days and shall not exceed N/A days and provided further that any such period of time does not extend beyond the Expiration Date (the "Interest Period")
                    for Advances in the minimum amount $N/A and in $N/A increments thereafter. Such interest rate shall be a percentage approximately equivalent to N/A% per annum in excess of the rate which Sanwa determines in its sole and absolute discretion to be equal to Sanwa's cost of acquiring funds (adjusted for any and all assessments, surcharges and reserve requirements pertaining to the borrowing or purchase by Sanwa of such funds) in an amount approximately equal to the amount of the relevant Advance and for a period of time approximately equal to the relevant Interest Period (the "Fixed Rate"). Advances based upon the Fixed Rate are hereinafter referred to as "Fixed Rate Advances".

                         Interest on any Fixed Rate Advance shall be computed on
                    the basis of N/A days per year, but charged on the actual number of days elapsed.

                         Client hereby promises and agrees to pay Sanwa interest
                    as follows: (i) On Variable Rate Advances at the time and in the manner provided in any note; and (ii) on Fixed Rate Advances at the time and in the manner provided in any note.

     If interest is not paid as and when it is due, the amount of such unpaid interest shall bear interest, until paid in full, at the then applicable interest rate.

     1. Notice of Borrowing. Client may borrow under the Line of Credit by requesting:

     (a) [N/A] A Variable Rate Advance. A Variable Rate Advance may be made on the day notice is received by Sanwa; provided, however, that if Sanwa shall not have received notice at or before 3:30 p.m. on the day such Advance is requested to be made, such Variable Rate Advance may be made, at Sanwa's option, on the next business day.

     (b) [N/A] A Fixed Rate Advance. Notice of any Fixed Rate Advance shall be received by Sanwa no later 11:00 a.m. two business days prior to the day (which shall be a business day) on which Client requests such Fixed Rate Advance to be made.

     2. Prohibition Against Prepayment of Fixed Rate Advances. Notwithstanding anything to the contrary herein or in any note, no prepayment shall be made on any Fixed Rate Advance except on a day which is the last day of the Interest Period pertaining thereto. If the whole or any part of any Fixed Rate Advance is prepaid by reason of acceleration or otherwise, Client shall, upon Sanwa's request, promptly pay to and indemnify Sanwa for all costs and any loss (including interest) actually incurred by Sanwa and any loss (including loss of profit resulting from the re-employment of funds) sustained by Sanwa as a consequence of such prepayment.

     3. Indemnification for Fixed Rate Costs. During any period of time in which interest on any Advance is accruing on the basis of the Fixed Rate, Client shall, upon Sanwa's request, promptly pay to and reimburse Sanwa for all costs incurred and payments made by Sanwa by reason of any future assessment, reserve, deposit or similar requirements or any surcharge, tax or fee imposed upon Sanwa or as a result of Sanwa's compliance with any directive or requirement of any regulatory authority pertaining or relating to funds used by Sanwa in quoting and determining the Fixed Rate.

     4. Conversion from Fixed Rate to Variable Rate. In the event that Sanwa shall, at any time, determine that the accrual of interest on the basis of the Fixed Rate (i) is infeasible because Sanwa is unable to determine the Fixed Rate due to the unavailability of U.S. dollar deposits, contracts or certificates of deposit in an amount approximately equal to the amount of the relevant Advance and for a period of time approximately equal to the relevant Interest Period; or
(ii) is or has become unlawful or infeasible by reason of Sanwa's compliance with any new law, rule, regulation, guideline or order, or any new interpretation of any present law, rule, regulation, guideline or order, then Sanwa shall give telephonic notice thereof (confirmed in writing) to Client, in which event any Fixed Rate Advance shall be deemed to be a Variable Rate Advance and interest shall thereupon immediately accrue at the Variable Rate.

     1.04 Compensating Balances; Fee-in-Lieu of Compensating Balances. Maintain demand deposits with Sanwa with net free compensating balances in an amount equivalent to not less than $65,000.00 on an average daily basis during each [N/A] month [ X ] calendar quarter (the "Compensating Balance Requirement"). Client shall pay to Sanwa on the 10th day following the last day of each [N/A] month calendar quarter (the "Time Period") a fee equivalent to (check as applicable):

          [X ] the product of (i) the earnings credit rate for account analysis purposes during the preceding Time Period; times (ii) the difference, if any, by which the compensating balances to be maintained by Client pursuant to this paragraph shall exceed the amount of average daily balances actually maintained by Client during such preceding Time Period.

          [N/A] N/A% of the sum of $N/A if the Compensating Balance Requirement is not met.

For purposes of this paragraph, the term "net free compensating balances" means balances of all accounts included in Client's account analysis statement.

     1.05 Line Account. Sanwa shall maintain on its books a record of account in which Sanwa shall make entries for each letter of credit, borrowing in the Fed Funds market or Advance and such other debits and credits as shall be appropriate in connection with the credit facility (the "Line Account"). Sanwa shall provide Client with a monthly statement of Client's Line Account, which statement shall be considered to be correct and conclusively binding on Client unless Client notifies Sanwa to the contrary within 30 days after Client's receipt of any statement which it deems to be incorrect.

     1.06 Principal. Unless sooner due in accordance with the terms of this Agreement or any note issued hereunder, Client promises and agrees to pay Sanwa the amount of each (i) borrowing in the Fed Funds market upon maturity; (ii) Advance at the Expiration Date; (iii) drawing under a letter of credit or draft issued thereunder (each a "Drawing") on Sanwa's demand therefore; and (iv) pay any foreign exchange transaction on the settlement date.

     1.07 Expiration of Line of Credit

     1.07 A. Unless earlier terminated in accordance with the terms of this Agreement, Sanwa's commitment to extend credit under the Line of Credit shall automatically expire on July 31, 1996 (the "Expiration Date").

     1.07 B. The commitment by Sanwa to issue Letters of Credit shall, unless earlier terminated in accordance with the terms of this Agreement, automatically terminate on the Expiration Date and no Letter of Credit shall expire on a date which is (check as applicable) [N/A] after the Expiration Date [X] 365 days after the Expiration Date.

     1.07 C. The commitment by Sanwa to enter into foreign exchange transactions shall, unless earlier terminated in accordance with this Agreement, automatically terminate on the Expiration Date and no foreign exchange contract shall expire on a date which is (check as applicable) [N/Al after the Expiration Date [X] 183 days after the Expiration Date.

     2.00 Conditions Precedent.

     2.01 Conditions Precedent to any Transactions. Prior to the extension of credit under the Line of Credit, Client shall deliver or cause to be delivered to Sanwa, in form and substance satisfactory to Sanwa: (i) Loan Fees of $N/A;
(ii) evidence relating to the duly given approval and authorization to execute, deliver and perform this Agreement, including, without limitation, a certificate by Client's secretary that: (a) the Client's Board of Directors has adopted the agreements encompassed hereunder; and (b) that such agreements are noted on the Client's books and records as part of Client's official records; (iii) all other documents, instruments and agreements required hereunder; and (iv) all other actions to be taken by Client hereunder or thereunder together with such other documents and opinions as Sanwa may require with respect to the transactions described herein (the "Loan Documents").

     2.02 Conditions Precedent to Each Transaction under the Line of Credit

          A. Representations and Warranties. The representations and warranties set forth below and in any other document, instrument, agreement or certificate delivered to Sanwa hereunder are true and correct.

          B. Event of Default. No event has occurred and is continuing which constitutes, or, with the lapse of time or giving of notice or both, would constitute an Event of Default, as defined below.

          C. Form of Letter of Credit Application. If Client seeks a letter of credit pursuant to paragraph 1.02A or 1.02B above, Client shall have delivered to Sanwa, Sanwa's standard form of application for letter of credit duly completed and executed by and on behalf of Client. If Client is seeking a letter of credit pursuant to paragraph 1.02A or 1.02B above in connection with a letter of credit sought by one of Client's customers, Client shall have delivered to Sanwa, Sanwa's standard form of application for a letter of credit duly completed and executed by Client's customer and by Client. Sanwa may decline to issue or confirm any letter of credit if the application is not in a form acceptable to Sanwa, as determined at the sole discretion of Sanwa.

          D. Fees. Client shall have paid to Sanwa the fee applicable for any letter of credit issued hereunder. 3.00 Representations and Warranties. Client hereby makes the following representations and warranties to Sanwa, which representations and warranties are continuing:

     3.01 Status. Client is a corporation duly organized and validly existing under the laws of the State of California or [ ] of the United States of America, and is properly licensed, qualified to do business and in good standing in, and, where necessary to maintain Client's rights and privileges.

     3.02 Authority. The execution, delivery and performance by Client hereunder has been duly authorized and does and will not: (i) violate any provision of any law, rule, regulation, writ, judgment or injunction presently in effect affecting Client; (ii) result in a breach of or constitute a default under any material agreement to which Client is a party or by which it or its properties may be bound or affected; (iii) require any consent or approval of its stockholders or violate any provision of its articles of incorporation or by-laws; or (iv) require any consent or approval of any federal or state regulatory authority.

     3.03 Financial Statements. All financial statements, call reports, information and other data which may have been or which may hereafter be submitted by Client to Sanwa are true, accurate and correct and have been or will be prepared in accordance with generally accepted accounting principles consistently applied and accurately represent Client's financial condition or, as applicable, the other information disclosed herein. Since the most recent submission of any such financial statement, information, or other data to Sanwa, Client represents and warrants that no material adverse change in Client's financial condition or operations has occurred which has not been fully disclosed to Sanwa in writing.

     4.00 Other Agreements. Client covenants and agrees that, during the term of this Agreement, and so long thereafter as Client is indebted to Sanwa hereunder, Client shall, unless Sanwa otherwise consents in writing:

     4.01 Reporting Requirements. Deliver or cause to be delivered to Sanwa in form and detail satisfactory to Sanwa:

          A. Annual Statements. Not later than 120 days after the end of each of Client's fiscal years, a copy of the annual financial report of Client for such year, which report shall be a CPA audited report.

          B. Call Reports. Not later than 60 days after the end of each calendar quarter a copy of Client's most recent Call Report (or such other similar report required by Client's regulator)

          C. Other Information. Promptly upon Sanwa's request, such other information pertaining to Client as Sanwa may reasonably request.

     4.02  Financial  Condition.  Maintain  at all times  equity  (Tier 1, total
equity  and  risk  based  capital)  in  accordance   with   applicable   federal
regulations.

     4.03 Borrowing/Not Deposit. Client shall record on its Call Report and in all other financial records appropriate notations reporting the credit hereunder as a borrowing and not as a deposit.

     4.04 Maintain Corporate Records. Client shall maintain the resolution of its Board of Directors which authorizes this borrowing and the execution, delivery and performance of the obligations hereunder as an official record of the Client and, further, will maintain as the official records of Client the minutes of any meeting which mention this borrowing.

     4.05 Senior Officers Certificate. Upon request by Sanwa, Client must deliver to Sanwa a certificate of a Senior Officer which certifies that the transaction is governed by this Credit Agreement and related documents; reconfirming the truth of all representations and warranties of Section 3.00, et seq.; and certifying to compliance with all Other Agreements, as specified in
Section 4.00, et.seq.

     4.06 Other. N/A.

     5.00 Events of Default. Any one or more of the following described events shall constitute an event of default (an "Event of Default") under this
Agreement:

     5.01 Non-Payment Client shall fail to pay any payment of principal or interest or any other sum referred to in this Agreement within 10 days of when due.

     5.02 Performance Under This and Other Agreements. Client shall fail in any material respect to perform or observe any term, covenant or agreement contained in this Agreement or in any document, instrument or agreement evidencing or relating to any indebtedness of Client (whether owed to Sanwa or third persons), and any such failure (exclusive of the payment of money to Sanwa under this Agreement or under any other document, instrument or agreement, which failure shall constitute and be an immediate Event of Default if not paid when due or when demanded to be due) shall continue for more than 30 days after written notice from Sanwa to Client of the existence and character of such Event of Default.

     5.03 Representations and Warranties; Financial Statements. Any representation or warranty made by Client under or in connection with this Agreement or any financial statement given by Client shall prove to have been incorrect in any material respect when made or given.

     5.04 Insolvency. An order shall be made, appointing any receiver, custodian or trustee for itself or any of its properties, assets or businesses.

     5.05 Insurance. Client shall terminate or have terminated its deposit insurance coverage as administered by the Federal Deposit Insurance Corporation ("FDIC") or any successor thereto or any other regulatory agency.

     5.06 Suspension. Client shall voluntarily suspend the transaction of business or allow to be suspended, revoked or expired any permit, license or approval of any governmental body necessary to conduct Client's business as now conducted.

     6.00 Remedies on Default.

     Upon the occurrence of any Event of Default, the Bank may, at its sole election, without demand and upon only such notice as may be required by law:

     6.01 Acceleration. Declare any or all of the Borrower's indebtedness owing to the Bank, whether under this Agreement or under any other document, instrument or agreement, immediately due and payable, whether or not otherwise due and payable.

     6.02 Cease Extending Credit. Cease making Advances or otherwise extending credit to or for the account of the Borrower under this Agreement or under any other agreement now existing or hereafter entered into between the Borrower and the Bank.

     6.03 Termination. Terminate this Agreement as to any future obligation of the Bank without affecting the Borrower's obligations to the Bank or the Bank's rights and remedies under this Agreement or under any other document, instrument or agreement.

     6.04 Defaults and Letters of Credit. Upon the occurrence of any Event of Default, Sanwa may, at its sole and absolute discretion and in addition to any other remedies available to it under the Agreement or otherwise, require Client to pay immediately to Sanwa, for application against drawings under any outstanding letters of credit, the outstanding principal of any such letters of credit which have not expired. Any portion of the amount so paid to Sanwa which is not applied to satisfy draws under any such letters of credit or any other obligation of the Client to Sanwa shall be repaid to the Client without interest.

     6.05 Defaults and Foreign Exchange Transactions. Upon the occurrence of any Event of Default, Sanwa may, at its sole and absolute discretion and in addition to any other remedies available to it under the Agreement or otherwise, require the Client to pay immediately to Sanwa, for application against the future settlement price under any outstanding foreign exchange transaction, the outstanding face amount of any such foreign exchange contract which have not matured or settled and Client hereby grants to Sanwa a security interest in and to such funds. Any portion of the amount so paid to Sanwa which is subsequently applied to satisfy repayment on any such matured foreign exchange contract or any other obligations of the Client to Sanwa shall be repaid to the Client without interest.

     6.06 Non-Exclusivity of Remedies. Exercise one or more of the Bank's rights set forth herein or seek such other rights or pursue such other remedies as may be provided by law, in equity or in any other agreement now existing or hereafter entered into between the Borrower and the Bank, or otherwise.

     7.00 Miscellaneous Provisions.

     7.01 Amounts Payable on Demand. If Client fails to pay on demand any amount so payable under this Agreement, such amount shall bear interest as provided in the Loan Documents. If the Loan Documents do not provide a rate of interest, where a Line of Credit for Client exists, Sanwa may, at its option and without any obligation to do so and without waiving any default occasioned by Client's failure to pay such amount, create an Advance in an amount equal to the amounts payable, which Advance shall thereafter bear interest as provided under the Line of Credit. If no Line of Credit is in existence, the amount due and payable shall accrue interest at the Reference Rate plus/minus -0-% per annum (the "Variable Rate"). Interest shall be adjusted concurrently with any change in the Reference Rate. Interest hereunder shall be computed on the basis of 360 days per year, but charged on the actual number of days elapsed.

     7.02 Default Interest Rate. Client shall pay to Sanwa interest on any indebtedness or amount payable under this Agreement, from the date that such indebtedness or amount became due or was demanded to be due until paid in full, at a rate which is 3% in excess of the rate otherwise provided under this Agreement.

     7.03 Indemnification for Letter of Credit Costs. Client shall, upon Sanwa's request, promptly pay to and reimburse Sanwa for all costs incurred and payments made by Sanwa by reason of any future assessment reserve, deposit or similar requirement or any surcharge, tax or fee imposed upon Sanwa or as a result of Sanwa's compliance with any directive or requirement of any regulatory authority pertaining or relating to any letter of credit or acceptance.

     7.04 Indemnification for Foreign Exchange Transactions. Client shall, upon Sanwa's request, promptly pay to and reimburse Sanwa for all costs incurred and payments made by Sanwa by reason of any assessment, reserve, deposit, capital maintenance or similar requirement or any surcharge, tax or fee imposed upon Sanwa or as a result of Sanwa's compliance with any directive or requirement of any regulatory authority pertaining or relating to any foreign exchange contract.

     7.05 "Netting" Provision. This provision is intended to establish a "netting contract" as defined in #402(14) of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") with respect to the entirety of obligations between Sanwa and Client. All words and expressions used in this section which are defined in FDICIA #402 shall have the same meaning herein as therein. If at any time either Sanwa or Client becomes a failed financial institution, then, from and after such time, all covered contractual payment entitlements and all covered contractual payment obligations between Sanwa and Client, regardless of their source or derivation, including but not limited to those arising out of the credit arrangement contemplated hereunder, shall be netted and FDICIA #403 shall apply thereto.

     7.06 Accounting and Other Terms. All references to financial statements, assets, liabilities and similar accounting terms not specifically defined in this Agreement shall mean such financial statements prepared and such terms determined in accordance with generally accepted accounting principles consistently applied. Except where otherwise specified in this Agreement, all financial data submitted or to be submitted to Sanwa pursuant to this Agreement shall be prepared in accordance with generally accepted accounting principles consistently applied. Terms not otherwise defined in this Agreement shall have the meanings attributed to such terms in the California Uniform Commercial Code.

     7.07 Attorney's Fees. In the event of any action in relation to this Agreement or any document, instrument or agreement executed with respect to, evidencing or securing the indebtedness hereunder, the prevailing party, in addition to all other sums to which it may be entitled, shall be entitled to reasonable attorneys' fees.

     7.08 Notices. All notices, payments, requests, information and demands which either party hereto may desire, or may be required to give or make to the other party shall be given or made to such party by hand delivery or through deposit in the United States mail, postage prepaid, or by Western Union telegram, addressed to the address set forth below such party's signature to this Agreement or to such other address as may be specified from time to time in writing by either party to the other.

     7.09 Waiver. Neither the failure nor delay by Sanwa in exercising any right hereunder or under any document, instrument or agreement mentioned herein shall operate as a waiver thereof, nor shall any single or partial exercise of any right hereunder or under any document, instrument or agreement mentioned herein preclude other or further exercise thereof or the exercise of any other right; nor shall any waiver of any right or default hereunder or under any other document, instrument or agreement mentioned herein constitute a waiver of any other right of default or constitute a waiver of any other default of the same or any other term or provision.

     7.10 Conflicting Provisions. To the extent that any of the terms or provisions contained in this Agreement are inconsistent with those contained in any other document, instrument or agreement executed pursuant hereto, the terms and provisions contained herein shall control. Otherwise, such provisions shall be considered cumulative.

     7.11 Binding Effect; Assignment. This Agreement shall be binding upon and inure to the benefit of Client and Sanwa and their respective successors and assigns, except that Client shall not have the right to assign its rights hereunder or any interest herein without Sanwa's prior written consent. Sanwa may sell, assign or grant participations in all or any portion of its rights and benefits hereunder. Client agrees that, in connection with any such sale, grant or assignment, Sanwa may deliver to the prospective buyer, participant or assignee financial statements and other relevant information relating to Client.

     7.12 Jurisdiction. This Agreement, any notes issued hereunder, and any documents, instruments or agreements mentioned or referred to herein shall be governed by and construed according to the laws of the State of California, to the jurisdiction of whose courts the parties hereby submit.

     7.13 Entire Agreement. This Agreement and the Loan Documents shall constitute the entire and complete understanding of the parties with respect to the transactions contemplated hereunder.

IN WITNESS WHEREOF, this Agreement has been executed by the parties hereto as of the date first hereinabove written.

SANWA BANK CALIFORNIA.                    TRUCKEE RIVER BANK

By:                                       By:      /s/ Martin R. Sorensen
   Robert Solomon, Vice President            Martin R. Sorensen/ President & CEO
   (Name/Title)                              (Name/Title)

Address:  601 S. Figueroa St., WS-17      By:      /s/ William H. McGaughey
           Los Angeles, CA 90017             William H. McGaughey, SVP/Treasurer
                                             (Name/Title)
                                          Address: P.O. Box 61000
                                                   Truckee, CA  96160

                                  ADDENDUM "I"

     Effective as of October Sanwa Bank California ("Sanwa") is interested in being allowed the opportunity to consider the requests of TRUCKEE RIVER BANK ("Client") for the credit accommodations described below.

         THIS ADDENDUM "I" IS NOT A COMMITMENT OR OFFER TO EXTEND CREDIT.

RATHER, THIS ADDENDUM "I" PROVIDES THE TERMS UNDER WHICH SANWA MAY BID FOR SPECIFIC CREDIT REQUESTS OF CLIENT AND THE TERMS WHICH GOVERN SHOULD SANWA'S BID BE ACCEPTED.

Purpose(s). Extensions of credit shall be limited to the following types of credit facilities:

     [N/A] A. Commercial Letters of Credit. For the (check as appropriate) [N/A] issuance [N/A] confirmation of sight and/or usance commercial letters of credit. All commercial letters of credit issued and/or confirmed under this credit facility, together with any related drafts, shall aggregate to no greater than $N/A and have an expiry date of not later than one year after the date of issuance.

     [N/A] B. Standby letters of Credit. For the [N/A] issuance [N/A] confirmation of standby letters of credit. All standby letters of credit issued and/or confirmed under this credit facility shall aggregate to no greater than $N/A and have an expiry date of not later than one year after the date of issuance.

     [ X] C. Federal Funds. In Sanwa's sole discretion, which shall depend on its activity in the Fed Funds market, Sanwa shall permit Client [X] to purchase [ X] overnight [ X] term (up to 30 days) Federal Funds ("Fed Funds") market up to a maximum aggregate amount of $ 1,000,000.00 ; [N/A] provided that, absent Sanwa's prior approval and a 30 day out-of-debt period, Client shall have no more than N/A consecutive business days of borrowing in the Fed Funds market.

     [X] D. Foreign Exchange. For the [X] purchase [X] sale through Sanwa of [X] spot (requiring completion within two business days) [X] forward (any foreign exchange transaction which is to be completed after two business days but not later than 183. days) contract to buy or sell foreign currency at a given date up to a maximum aggregate amount of $1,000,000.00 .

     [N/A] E. Repurchase Agreements. For investing in [N/A] overnight and [N/A] term (up to N/A days) repurchase agreements in amounts up to $ N/A

Delivery. Sanwa reserves the right to require payment in collected funds at least one business day prior to the delivery date specified in any forward contract as a condition of delivery of the specified currency. If such advance payment will be required, Sanwa will so notify you at least two business days prior to the stated delivery date.

Rates and Fees. As quoted at the time of a requested transaction. Client acknowledges that in some instances the bid includes Sanwa's rate or profit margin which may or may not be disclosed to Client.

Quotes. Any quotation given by Sanwa will be valid only as of the time given. If not accepted by Client at that, which acceptance will be irrevocable, the quote shall be deemed automatically withdrawn and cannot be accepted later.

Maximum Indebtedness. The maximum aggregate amount of all of the credit accommodations which Sanwa is interested in considering is $1,000,000.00.

Expiration Date.  This expression of interest shall expire on July 31, 1996.

IN WITNESS WHEREOF, this Addendum I has been executed by the parties hereto as of the date first hereinabove written.

SANWA BANK CALIFORNIA                      TRUCKEE RIVER BANK

By:/s/ Robert Solomon                      By:/s/ Marin R. Sorensen
   Robert Solomon, Vice President             Martin R. Sorensen, President/CEO
   (Name/Title)                                (Name/Title)


Address:  601 S. Figueroa St., W8-17       By: /s/ William H. McGaughey
           Los Angeles, CA 90017               William H. McGaughey,
                                                  SVP/Treasurer
                                               (Name/Title)

                                                Address: P.O. Box 61000
                                                         Truckee, CA  96160

                    CERTIFIED CORPORATE RESOLUTION TO BORROW

WHEREAS, TRUCKEE RIVER BANK (the "Corporation") has made application to SANWA BANK CALIFORNIA (the "Bank") for credit accommodations which may consist of but shall in no way be limited to the following: the renewal, continuation or extension of an existing obligation; the extension of a new loan, line of credit or commitment; the issuance or confirmation of letters of credit or banker's acceptances; the purchase or sale through Bank of foreign currencies; or the purchase through Bank of Fed Funds.

         RESOLVED that:


Name                                                                Title
Martin R. Sorensen                                                  President and Chief Executive Officer
[ ] and [X] or William H. McGaughey                                 Senior Vice President and Treasurer
[ ] and [X] or David C. Broadley                                    Executive Vice President and Chief Financial Officer
[ ] and [X] or Patrick S. Day                                       Executive Vice President and Chief Credit Officer

are authorized, in the name of and on behalf of the Corporation to:

     1. Borrow money from the Bank in such amounts and upon such terms and conditions as are agreed upon by the officers of the Corporation and the Bank; and execute and deliver or endorse such evidences of indebtedness or renewals thereof or agreements therefor as may be required by the Bank, all in such form and content as the officers of the Corporation executing such documents shall approve (which approval shall be evidenced by the execution and delivery of such documents); provided, however, that the maximum amount of such indebtedness shall not exceed the principal sum of $ 1,250,000.00 exclusive of any interest, fees, attorneys' fees and other costs and expenses related to the indebtedness.

     2. Execute such evidences of indebtedness, agreements, security instruments and other documents and to take such other actions as are herein authorized.

     3. Sell to or discount or re-discount with the Bank any and all negotiable instruments, contracts or instruments or, evidences of indebtedness at any time held by the Corporation; and endorse, transfer and deliver the same, together with guaranties of payment or repurchase thereof, to the Bank (for which the Bank is hereby authorized and directed to pay the proceeds of such sale, discount or re- discount as directed by such endorsement without inquiring into the circumstances of its issue or endorsement or the disposition of such proceeds).

     4. Withdraw, receive and execute receipts for deposits and withdrawals on accounts of the Corporation maintained with the Bank.

     5. Grant security interests and liens in any real, personal or other property belonging to or under the control of the Corporation as security for any indebtedness of the Corporation to the Bank; and execute and deliver to the Bank any and all security agreements, pledges, mortgages, deeds of trust and other security instruments and any other documents to effectuate the grant of such security interests and liens, which security instruments and other documents shall be in such form and content as the officers of the Corporation executing such security instruments and other documents shall approve and which approval shall be evidenced by the execution and delivery of such security instruments and other documents.

     6. Apply for letters of credit or seek the issuance of banker's acceptances under which the Corporation shall be liable to the Bank for repayment.

     7. Purchase and sell foreign currencies, on behalf of the Corporation, whether for immediate or future delivery, in such amounts and upon such terms and conditions as the officer(s) authorized herein may deem appropriate, and give any instructions for transfers or deposits of monies by check, drafts, cable, letter or otherwise for any purpose incidental to the foregoing, and authorize or direct charges to the depository account or accounts of the Corporation for the cost of any foreign currencies so purchased through the Bank.

     8. To designate in writing to the Bank in accordance with the terms of any agreement or other document executed by the above- named individuals one or more individuals who shall have the authority to as provided herein, (check as applicable):

          [N/A] request advances under lines of credit extended by the Bank to the Corporation;

          [X] apply for letters of credit or seek the issuance of banker's acceptances under which the Corporation shall be liable to the Bank for repayment;

          [X] make deposits and receive and execute receipts for deposits on accounts of the Corporation maintained with the Bank;

          [X] make withdrawals and receive and execute receipts for withdrawals on account of the Corporation maintained with the Bank;

          [X] purchase and sell foreign currencies.

          [X] make buy or sell orders regarding Fed Funds

          [N/A] enter into Repurchase Agreements

     9. Transact any other business with the Bank incidental to the powers hereinabove stated.

     10.  Transact or  designate  specified  person(s)  to transact any business
contemplated   by  these   Resolutions   by  telephonic  or  facsimile   machine
transmission instruction.

     RESOLVED FURTHER, that all such evidences of indebtedness, agreements, security instruments and other documents executed in the name of and on behalf of the Corporation and all such actions taken on behalf of the Corporation in connection with the matters described herein are hereby ratified and approved.

     RESOLVED FURTHER, that the Bank is authorized to act upon these resolutions until written notice of their revocation is delivered to the Bank.

     RESOLVED FURTHER, that any resolution set forth herein is in addition to and does not supersede any resolutions' previously given by the Corporation to the Bank.

     RESOLVED FURTHER, that the Secretary of the Corporation be, and hereby is, authorized and directed to prepare, execute and deliver to the Bank a certified copy of the foregoing resolutions.

     I do hereby certify that I am the Secretary of TRUCKEE RIVER BANK , a California banking corporation, and I do hereby further certify that the foregoing is a true copy of the resolutions of the Board of Directors of the Corporation adopted and approved at a meeting which was duly called and held in accordance with all applicable provisions of law and the Articles and By-Laws of the Corporation, on the 26th day of October, 1995, at which meeting a majority of the Board of Directors of the Corporation was present and voted in favor of the resolutions. I further certify that this resolution authorizing the credit transaction are noted in the Corporation's books and records as part of the official records of the Corporation.

     I hereby further certify that such resolutions are presently in full force and effect and have not been amended or revoked. I do further certify that the following persons have been duly elected and qualified as and, this day are, officers of the Corporation, holding their respective offices appearing below their names, and that the signatures appearing opposite their names are the genuine signatures of such persons.

 Martin R, Sorensen                                 /s/ Martin R. Sorensen
 (NAME OF OFFICER)                                          (SIGNATURE)
 President and Chief Executive Officer
 (TITLE)

William H. McGaughey                               /s/ William H. McGaughey
(NAME OF OFFICER)                                           (SIGNATURE)
Senior Vic& President and Treasurer
(TITLE)

David C. Broadley                                 /s/ David C. Broadley
(NAME OF OFFICER)                                           (SIGNATURE)
Executive Vice President and Chief Financial Officer
(TITLE)

Patrick S. Day                                   /s/ Patrick S. Day
(NAME OF OFFICER)                                           (SIGNATURE)
Executive Vice President and Chief Credit Officer
(TITLE)


 IN WITNESS WHEREOF


 NAME OF CORPORATION:                                   TRUCKEE RIVER BANK




                                             BY:      /s/ Donald Strand
                                             NAME: Donald Strand, Secretary

                                  EXHIBIT 10.3
                           INFORMATION TECHNOLOGY INC.
                            EQUIPMENT SALE AGREEMENT

Agreement made between Information Technology, Inc. (the "Vendor"), and the "Customer" identified below.

I.       PURCHASE

     1.1 Customer hereby purchases from Vendor and Vendor hereby sells to Customer the equipment identified in Appendix A (the "Equipment"), upon the terms set forth in this agreement.

II.      DELIVERY

     2.1 Delivery and installation of the Equipment will be made by the manufacturer of the Equipment identified in Appendix A (the "Manufacturer"), at Customer's address set forth below. Customer agrees to have a site adequately and properly prepared, in accordance with Manufacturer's instructions, to receive and accept delivery of the Equipment. In no event shall Vendor be responsible to Customer for any delays in delivery or installation or any damages to Customer resulting from such delays.

III.     CONSIDERATION

     3.1 PURCHASE PRICE. As and for the purchase price for the Equipment, Customer agrees to pay Vendor and Vendor agrees to accept from Customer, the purchase price specified in Appendix A.

     3.2 TAXES AND OTHER CHARGES. In addition to the purchase price, Customer shall pay all transportation charges and all taxes (including, without limitation, sales, use, privilege, ad valorem or excise taxes) and customs duties paid or payable by Vendor, however designated, levied or based on amounts payable to Vendor under this agreement, but exclusive of federal, state and local taxes based on Vendor's net income. If additional labor and rigging are required for installation due to Customer's special site requirements, Customer will pay those costs, including costs to meet union or local law requirements. Customer shall not deduct from payments to Vendor any amounts paid or payable to third parties for transportation charges, customs duties or taxes, however designated.

     3.3 MANNER OF PAYMENTS. The purchase price and other charges arising under this agreement shall be payable by Customer to Vendor in the following manner:

               (A) A percentage of the purchase price, as specified in Appendix A, shall be payable upon execution of this agreement by Customer; the receipt or deposit of such payment, however, shall not constitute Vendor's acceptance of this agreement.

               (B) The balance of the purchase price, together with any transportation charges and any taxes and duties theretofore incurred by Vendor, shall be payable upon delivery of the Equipment to Customer. (C) Any taxes, duties, or other charges incurred by Vendor following delivery of the Equipment shall be payable within ten (10) days of receipt by Customer of Vendor's invoice therefor.

     3.4 CURRENCY. The purchase price and any other charges arising under this agreement shall be invoiced and be payable in U.S. Dollars.

     3.5 LATE PAYMENT. Customer shall pay a late payment charge of one and one-half percent (1 1/2%) per month, or the maximum late payment charge permitted by applicable law, whichever is less, on any amount payable by Customer under this Agreement and not paid when due. Said late payment charge shall be applied for each calendar month (or fraction thereof) that such payment is not made following its due date.

IV.      TITLE

     4.1 Until such time as the purchase price and any other charges payable to Vendor as of the date of delivery have been paid in full, the Equipment and all instruction manuals therefor shall remain the property of Vendor and, at the option of Vendor, shall be returned to Vendor at Customer's expense in the event the purchase price is not paid as hereinabove provided.

V.       SECURITY

     5.1 Vendor reserves and Customer grants to Vendor a security interest in the Equipment as security for the performance by Customer of its obligations hereunder including, but not limited to, payment of the purchase price and other charges as specified in Section III above. A copy of this agreement may be filed in appropriate filing offices at any time after signature by Customer as a financing statement or Vendor may require and Customer shall execute a separate financing state ment for purposes of perfecting Vendor's security interest granted pursuant to the provisions of this paragraph.

VI.      CUSTOMER OBLIGATIONS

     6.1 RISK OF LOSS. From and after the date of delivery, the risk of loss or damage to the Equipment shall be on the Customer.

     6.2 OPERATION. Customer acknowledges and agrees that it is exclusively responsible for the operation, supervision, management and control of the Equipment, including, but not limited to, providing adequate training for its personnel, instituting appropriate security procedures, and implementing reasonable procedures to examine and verify all output before use. Vendor shall have no responsibility or liability for Customer's selection or use of the Equipment or any associated equipment.

VII.     WARRANTIES

     7.1 WARRANTY. Vendor warrants to Customer that it has the right to transfer title of the Equipment to Customer. Vendor's sole liability under this warranty shall be to, obtain any title or authorization necessary to transfer such title to Customer.

     7.2 DISCLAIMER. THE FOREGOING WARRANTY IS IN LIEU OF ALL OTHER WARRANTIES AND NO OTHER WARRANTY IS EXPRESSED OR IMPLIED, INCLUDING, BUT NOT LIMITED TO, IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE.

     7.3 MANUFACTURER'S WARRANTY. Customer expressly understands and agrees that warranties regarding patents, materials, workmanship or use of the Equipment (the "Manufacturer's Warranty"), if any, are made exclusively by the Manufacturer and not by Vendor, and if made, shall be encompassed within a separate agreement. Customer's exclusive remedy under Manufacturer's Warranty shall be as provided therein and shall lie exclusively against and be obtainable only from the Manufacturer, and Customer expressly agrees that it shall have no claim or cause of action against Vendor in the event the Manufacturer is for any reason unwilling or unable to perform under the terms of Manufacturer's Warranty.

     7.4 LIMITATION OF LIABILITY. Customer expressly agrees that Vendor's responsibilities in the event of its breach of the warranties contained in paragraph 7.1 of this agreement are as set forth in said paragraph. Vendor's liability for damages, regardless of the form of action shall not exceed the purchase price set forth in Appendix A to this agreement and shall arise only if the remedies set forth in paragraph 7.1 are not fulfilled by Vendor. Customer further agrees that Vendor will not be liable for any lost profits, or for any claim or demand against Customer by any other party. IN NO EVENT WILL VENDOR BE LIABLE FOR CONSEQUENTIAL DAMAGES EVEN IF VENDOR HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES. No action, regardless of form, arising out of the transactions under this agreement, may be brought by either party more than one
(1) year after the cause of action
has accrued, except that an action for non-payment may be brought within one (1) year after the date of the last payment.

THE CUSTOMER'S REMEDIES SET FORTH IN THIS AGREEMENT ARE EXCLUSIVE.

VIII.    DEFAULT

     8.1 REMEDY. Upon the occurrence of an event of default, as hereinafter defined, by Customer, if the Equipment has theretofore been delivered, Vendor may recover, together with any incidental damages, any unpaid portion of the purchase price of the Equipment as specified in Appendix A hereto. If the Equipment has not been delivered, in which event Vendor may withhold delivery of such Equipment, or if the Equipment is returned to Vendor upon Vendor's election pursuant to Section IV, Vendor shall resell the Equipment. Upon such resale, Vendor shall recover from Customer the difference between the unpaid portion of the purchase price, as specified in Appendix A, and the resale price, together with any incidental damages, including expenses of resale, sustained by Vendor by reason of Customer's breach. If the resale price exceeds the unpaid portion of the purchase price and Vendor's incidental damages, Vendor shall remit the excess to Customer.

     8.2 EVENTS OF DEFAULT. As utilized in this agreement, an event of default is defined as any of the following:

          (A) Customer's failure to pay any amounts required to be paid to Vendor under this agreement on a timely basis;

          (B) Until the purchase price has been paid in full, any attempt by Customer to assign, sell, mortgage, or otherwise convey the Equipment;

          (C) Prior to the payment in full of the purchase price, Customer causing or permitting any encumbrance, of any nature whatsoever, to attach to Customer's interest in the Equipment in favor of any person or entity other than Vendor;

          (D) The entry of any order for relief under any provision of the federal bankruptcy code in any bankruptcy proceedings initiated by or against Customer; or

          (E) Customer's breach of any of the terms or conditions of this agreement.

IX.      GENERAL

     9.1 TITLES. Titles and paragraph headings are for reference purposes only and are not to be considered a part of this agreement.

     9.2 FORCE MAJEURE. No party shall be liable for delay in performance hereunder due to causes beyond its control, including but not limited to acts of God, fires, strikes, delinquencies of suppliers, intervention of any governmental authority or acts of war, and each party shall take steps to minimize any such delay.

     9.3 WAIVER. No waiver of any breach of any provision of this agreement shall constitute a waiver of any prior, concurrent or subsequent breach of the same or any other provisions hereof and no waiver shall be effective unless made in writing and signed by an authorized representative of the party to be charged therewith.

     9.4 SEVERABILITY. In the event that any provision of this agreement shall be illegal or otherwise unenforceable, such provision shall be severed from this agreement and the entire agreement shall not fail on account thereof, the balance of the agreement continuing in full force and effect.

     9.5 NOTICES. Any notice which either party hereto is required or permitted to give hereunder shall be addressed to the party to be charged therewith at the address set forth below and shall be given by certified or registered mail. Any such notice shall be deemed given on the date of deposit in the mail.

     9.6 ENTIRE AGREEMENT. THE PARTIES HERETO ACKNOWLEDGE THAT EACH HAS READ THIS AGREEMENT, UNDERSTANDS IT, AND AGREES TO BE BOUND BY ITS TERMS. THE PARTIES FURTHER AGREE THAT THIS AGREEMENT AND ANY MODIFICATIONS MADE PURSUANT TO IT CONSTITUTE THE COMPLETE AND EXCLUSIVE WRITTEN EXPRESSION OF THE TERMS OF THE AGREEMENT BETWEEN THE PARTIES, AND SUPERSEDE ALL PRIOR OR CONTEMPORANEOUS PROPOSALS, ORAL OR WRITTEN, UNDERSTANDINGS, REPRESENTATIONS, CONDITIONS, WARRANTIES, COVENANTS, AND ALL OTHER COMMUNICATIONS BETWEEN THE PARTIES RELATING TO THE SUBJECT MATTER OF THIS AGREEMENT. THE PARTIES FURTHER AGREE THAT THIS AGREEMENT MAY NOT IN ANY WAY BE EXPLAINED OR SUPPLEMENTED BY A PRIOR OR EXISTING COURSE OF DEALINGS BETWEEN THE PARTIES, BY ANY USAGE OF TRADE OR CUSTOM, OR BY ANY PRIOR PERFORMANCE BETWEEN THE PARTIES PURSUANT TO THIS AGREEMENT OR OTHERWISE. IN THE EVENT CUSTOMER ISSUES A PURCHASE ORDER OR OTHER INSTRUMENT COVERING THE EQUIPMENT HEREIN SPECIFIED, IT IS UNDERSTOOD AND AGREED THAT SUCH PURCHASE ORDER OR OTHER INSTRUMENT IS FOR CUSTOMER'S INTERNAL USE AND

PURPOSES ONLY AND SHALL IN NO WAY AFFECT ANY OF THE TERMS AND CONDITIONS OF THIS AGREEMENT.

     9.7 GOVERNING LAW. This agreement is accepted in the State of Nebraska, and shall be enforced in accordance with and governed by the laws of the State of Nebraska.

     9.8 CHOICE OF FORUM. Any action arising out of or related to this agreement or the transaction herein described, whether at law or in equity, may be instituted in and litigated in the state or federal courts of the State of Nebraska. In accordance herewith, the parties hereto submit to the jurisdiction of the courts of said state. Any party being not a resident of Nebraska at the time of suit hereby appoints the Secretary of State of Nebraska as its agent for receipt of service of process.

     9.9 ATTORNEY'S FEES. In the event that any action or proceeding is brought in connection with this agreement the prevailing party therein shall be entitled to recover its costs and reasonable attorney's fees.

     9.10 EFFECTIVE DATE. This agreement shall be effective on the date accepted and executed by an authorized representative of Vendor.

CUSTOMER:                                  VENDOR:
Truckee River Bank                         INFORMATION TECHNOLOGY, INC.
Signature:        /s/ Rick Belstock        Signature:      /s/ Michael K. Young
Name:             Rick Belstock            Name:               Michael K. Young
Title:     SVP/Controller                  Title:            Vice President
Address:10181 Truckee-Tahoe Airport Road   Address:      1345 Old Cheney Road
           Truckee, CA 96160                             Lincoln, NE  68512

Date:      September 19, 1995              Date Accepted:   12/18/95

                                   APPENDIX A

                               EQUIPMENT AND TERMS

1. MANUFACTURER. The Manufacturer of the Equipment subject to this agreement is:

2. PURCHASE PRICE: The purchase price for the Equipment is: $268,422.__ % thereof shall be payable upon execution of this agreement, the balance upon delivery of the Equipment.

3. EQUIPMENT. The Equipment subject to this agreement consists of the following:

                                                                                                       EXTENDED
QTY               STYLE                     DESCRIPTION                             PRICE              PRICE
Hardware:
1                 A1403-C11                 Sys:  A14 Model 311                     $106,000           $106,000
1                 A1405-SY3                 Proc:  A14 Sys 5 Single
1                 A1401-MBD                 MEM:  Board (4mbit)
1                 A14-96M                   MEM:  96MB Increment
1                 A1401-MOD                 Instl:  Basic Sys Mod 1 X
1                 A1405-OP3                 Funct';  S/W: A1405-B11
1                 A14-CP2                   Instl:  Component Pkg 2                   24,000             24,000
1                 RM36-0                    Cabinet: 36U Open Front
1                 RM1936-FOT                Instl:  Stabilizer Foot
1                 EVG400-COL                Display:  15" Color Mon
1                 SVG1OO-EXT                Cable:  SVGA Extension
1                 C3381-EXT                 Pwr Cord: Extended
1                 PCK1O1-KBD                Keybd:  PC 101
1                 PCK1-EXT                  Cable:  PS2 Kyb Extension
1                 PWM1-SER                  Mouse:  2 Button Mouse/AT
1                 UN6100-MEX                Cable Mouse Extension
1                 RM5-CA4                   Inst: Channel Adptr Mod
1                 CA301-FT                  Adptr:  CA Rack Feed Thru
1                 CBL10-CS                  Cable: 10ft CSBUS
1                 A1003-MOD                 COM HW:  Remote Sprt Modem
1                 ASP805-2XI                Disk:  Initial Order 2X805                 1,500              1,500
1                 RM3-APC                   Power:  Automatic Control                  6,000              6,000
1                 CBL1-8                    Cable 8 ft Singel Ribbon                     100                100
1                 M9700-LCI                 Power Cord, Domestic
2                 RM9-I03                   MLI I/O Base                              12,500             25,000
2                 CA301-MLI                 Adapter, MLI Channel                      10,000             20,000
2                 CBL15-MLI                 Cable 15 ft MLI                              350                700
1                 CBL7-8                    Cable 8 ft ICD                               100                100
1                 CBL6-8                    Cable 8 ft Dual Ribbon                       100                100
2                 CBL8-8                    Cable 8 ft SCSI Woven                        100                200
4                 X369-23                   TDI, EDC Quad                                -0-                -0-
8                 X369-24                   RS232, Dual                                  -0-                -0-

                                            Total Hardware                                             $183,700





Software:

1        A1403-SFI                  O/S:  SSF for Model 311                         $ 75,000            $75,000
1        A99-CPS                    O/S:  Common Platform SW
1        A14-MCM                    O/S:  A14 Sys S/W Core Med                         5,000              5,000
1        A99-TAS                    Corn SW:  TCP/IP Application
1        A14-PSS                    O/S:  Platform Specific SW
1        A14-PCM                    O/S:  Protocols Core Media
1        APL99-TIC                  COM SW:  TCPLP Unrestircted
1        A99-TSA                    COM SW:  SNMP Agent
1        A14-MCM                    O/S:  A14 Sys S/W Core Med
1        HL256-HLC                  LAN SW:  HLCN 64 User
1        NW3-CLI                    LAN SW:  Netware Client V3
1        A99-LPS                    LAN SW:  Local Port Subsystem
1        APL30-BYC                  COM SW: Bisync Protocol                            2,430              2,430
1        A99-BYC                    COM SW: Bisync Protocol
1        APL30-DCS                  Data Comm Software                                 7,000              7,000
1        APL30-PLS                  Enhanced Poll/Select                               2,500              2,500
1        SPL30-RMP                  Remote Print                                       7,120              7,120

                                    Total Software
                                                                                                     $   99,050

                                    Total                                                            $  282,750
                                    Less 7.8% Economic Incentive                                        (14,328)

                                            Net Investment                                           $  268,422

                                  EXHIBIT 10.4

Union Bank of California
400 California Street
P.O. Box 45000
San Francisco, CA  94145
(415)765-0400


April 8, 1996


Mr. William H. McGaughey
CPA
TRUCKEE RIVER BANK
12242 Business Park Dr., Suite 15
Truckee, California  95734

Dear William:

Union Bank of California, N.A. (the "Bank") is pleased to offer TRUCKEE RIVER BANK a Fed Funds facility in the maximum principal amount of FOUR MILLION DOLLARS ($4,000,000) which, at Bank's sole discretion, may be available from time to time until March 31, 1997 (the "Facility").

This Facility, which is subject to the receipt of all documentation, reflects the Bank's general willingness to extend credit to you, but do not involve any obligation on the part of the Bank to make funds available.

You have agreed to provide the Bank a copy of your quarterly FDIC
Call Report after the end of each calendar quarter plus a copy of your audited year-end financial statement after the end of your financial reporting year.

This offer expires on May 8, 1996, unless a signed copy of this letter is returned to the Bank by then.

Very truly yours,

THE BANK OF CALIFORNIA, N.A.

   /s/ John Muhlner
By:         John Muhlner
Title:  Vice President

Accepted and Agreed:

/s/ William H. McGaughey
SVP / Treasurer

                                  EXHIBIT 10.5
                  SENIOR MANAGER SEPARATION BENEFITS AGREEMENT


         THIS SENIOR MANAGER SEPARATION BENEFITS AGREEMENT (the
"Agreement") is made and entered into as of May 14, 1996, by and between SIERRA TAHOE BANCORP, a California Corporation (hereinafter "STB"), with its principal offices located at 10181 Truckee Tahoe Airport Road, P.O. Box 61000, Truckee, California 96161 and DAVID A. FUNK, an individual ("DAF").


                                   WITNESSETH


WHEREAS, DAF is currently designated a senior officer and 'at will' employee of STB and expects to remain a senior officer and employee subject to the policies and conditions contained within the STB Personnel Policies and Procedures;

WHEREAS, both STB and DAF feel it is in their respective and mutual best interests to preagree upon appropriate and reasonable separation compensation that will be paid to DAF should STB ever determine that DAF should, for whatever reason, be terminated from his position and leave the company;

WHEREAS, STB and DAF agree that the benefits described herein constitute full payment of and shall completely supersede and constitute full satisfaction of any and all other monetary or nonmonetary benefits paid as a result of the termination of DAF for any reason by STB except as may be additionally required beyond the sums and benefits paid hereunder by law.

WHEREAS, nothing in this Agreement is intended to change the current at will employment of DAF or create a contract of employment. Further, this Agreement shall only cover situations wherein STB requests the termination of DAF and shall not apply if DAF elects to voluntarily leave STB.

NOW, THEREFORE, in consideration of the promises set forth below and for other good and valuable consideration, including the mutual covenants and agreements herein contained, the receipt and sufficiency of which is hereby acknowledged, STB and DAF hereby agree as follows:

     1. Applicability of Agreement; Definition of Termination: This Agreement coveys additional benefits not otherwise due to employees generally and shall become operative upon DAF's termination of employment for any reason by STB, its subsidiaries and, their respective officers or directors, so long as that termination did not result from a final determination of the Human Resources Director and the Personnel Committee of the Board of Directors of STB that DAF's termination resulted from a material violation of the STB Personnel policies and procedures (i.e. termination for cause) (hereinafter referred to as the "Termination"). This Agreement shall not apply as to any event not covered under the definition of the term 'Termination'. Following the defined Termination, and the payment of benefits under this Agreement, it is expressly agreed and understood that STB shall not be precluded from rehiring DAF's position either now or in the future and such rehiring shall not be deemed to nullify or change this Agreement if it is otherwise applicable.

     2. Conditions For Payment of Separation Benefits. STB shall pay the separation benefits set forth in Paragraph 3 to DAF after each of the following requirements have been satisfied in the reasonable discretion of STB:

          A. A defined Termination as set forth in Paragraph 1 has occurred and DAF has left (or will promptly thereafter leave) the employment of STB; and

          B. DAF consents to and does expressly waive, release, indemnify and fully hold STB, its subsidiary companies and each of their employees, officers and directors harmless with regard to his employment at STB; the manner of his Termination; and any other matters reasonably related to his employment. DAF agrees not to initiate any action, of any type or kind, regarding his employment or Termination and if such an action is initiated he agrees that such action may be promptly closed, dismissed or summarily disallowed, or, if it shall continue, that DAF will indemnify STB for the legal fees, costs and expenses resulting from its defense of that action; and

          C. DAF agrees to and shall maintain the confidentiality of any and all proprietary secrets, processes and plans of STB and its subsidiaries made known to DAF during his employment.

STB may elect to advance the separation benefits set forth in Paragraph 2 prior to the satisfaction of each of the above requirements in this Paragraph 3, or in anticipation of full performance by DAF, and should any requirement not be satisfied within a reasonable period thereafter or continuously performed, DAF, upon request of STB and presentation of proof of nonperformance and a reasonable period to cure the continuing nonperformance, shall promptly return the separation benefit(s) paid or granted to him and this Agreement shall terminate.

     3. Separation Benefits. STB shall, in addition to any final salary, vacation, personal leave, retirement plan and other monetary or nonmonetary benefit(s) provided for in one or more separate agreement(s) (including, but not limited to any vested interest in any salary continuation agreement and automobile retention agreement applicable to DAF in accordance with Paragraph 5 hereinbelow) and otherwise due or applicable to DAF upon Termination (except benefits due under an agreement or policy concerning office closure or reduction in force laws so long as less than the sums being paid hereunder), pay to DAF upon Termination one of the following benefits, at the election and option of
DAF:

          A. A lump sum payment equal to NINE (9) months of monthly salary, less any and all applicable taxes, deductions arising from benefit elections or any other sums required to be deducted by law, rule or regulation. If this option is elected, and DAF elects continued health coverage under COBRA, STB will require DAF to pay the full rate allowed by COBRA for any continued health insurance coverage elected at the time of Termination; or

          B. Continuation of monthly salary for NINE (9) months, less any and all applicable taxes, deductions arising from benefit elections or other sums required to be deducted by law, rule or regulation. If this option is elected, and if DAF elects to continue health insurance coverage under COBRA, STB will continue to charge DAF's the applicable employee coverage rate for Nine (9) months if said applicable employee rate may be properly granted to DAF without violating any existing policy or law and if said rate is lower than the COBRA rate that may be assessed.

The payment option elected shall be deemed the "Separation Benefit". Said Separation Benefit shall result in a waiver of any other separation benefits due to DAF following the Termination as more fully set forth in Paragraph 4.

     4. Express Waiver and Release of Other Separation Benefits. By executing this Agreement, DAF agrees that the Separation Benefit paid pursuant to this Agreement, provided the payments or benefits at least equal those payments or benefits that must be paid to terminated employees by law, shall be deemed to be the equivalent and substitute for any legally or customarily required separation payments due to DAF and STB shall be given full credit for sums paid hereunder as to any legal or customarily requirements to pay separation and payments hereunder shall be deemed to have fully satisfied STB's obligations with regard to any legally or customarily mandated separation payments due to DAF upon his termination, including, but not limited to, any laws or customs regarding reduction in force or job-site closing. If additional sums are legally required, or are adjudicated as required, this Agreement shall be deemed to be automatically amended to credit against the sums due the amount paid hereunder and this Agreement shall be deemed to include any additionally required benefits or payments.

     5. Salary Continuation Agreement: Nothing contained in this Agreement shall have any effect upon the Salary Continuation Agreement by and between STB and DAF dated December 10, 1991, including those certain provisions regarding automobile retention contained therein.

     6. Binding Effect of Agreement. This Agreement shall inure to the benefit of and be binding upon the heirs, administrators, personal representatives, successors and assigns of DAF and STB, as the case may be.

     7. No Contest; Reimbursement of Benefits: The parties hereby mutually agree that in the event that DAF contests this Agreement, or any of the provisions hereunder, by the filing or commencement of any action or proceeding relating to his employment or Termination of any kind or nature whatsoever against STB, its parent company or subsidiary companies or is re-employed by STB involuntarily by court order, or an enforceable judgment is obtained against STB, then STB shall have the absolute right: (i) to enforce repayment in full on the date of such re-employment of all sums paid to DAF hereunder, which sums shall include the payment or value of any benefits received by DAF hereunder, as a credit in offset, reduction and satisfaction of all or any portion of such judgment, or,
(ii) if there is no judgment, against wages due to DAF.

     8. Captions: The captions set forth herein are included solely for ease and convenience of reference and are not to be considered or construed in the interpretation of this Agreement.

     9. Entire Agreement: This Agreement constitutes and contains the entire agreement between the parties and no statement or representation of either party hereto, their agents, officers, directors or employees made outside of this Agreement and not contained herein shall form a part of this Agreement or be binding upon the other party. This Agreement shall not be changed, modified, altered or amended, except by written instrument signed by the parties hereto.

     10. Governing Law: This Agreement shall be construed and governed in accordance with the laws of the State wherein DAF is predominantly employed, with venue appropriate in the County wherein DAF is predominantly employed. Any provision of this Agreement prohibited by law shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement. In the event of any litigation or action being commenced with regard to this Agreement, the prevailing party shall be awarded their reasonable attorneys fees, costs and expenses.

     11. Informed Consent and Waiver: DAF has executed this Agreement on a fully informed, voluntary basis. DAF understands and agrees that the separation benefit provided for herein will preclude DAF's right to seek other separation benefits, except as allowed by law, and that DAF has been given the right and opportunity to consult with an advisor or attorney prior to the execution of this Agreement.




IN WITNESS WHEREOF, the parties hereto have made, executed and delivered this Agreement as of the day and year first above written.



   /s/ David A. Funk
DAVID A. FUNK



SIERRA TAHOE BANCORP,
a California Corporation


By:      /s/ William T. Fike
         William T. Fike

Its:     President/CEO


hr\funk.fin

STATE OF NEVADA

COUNTY OF     WASHOE


On April 19, 1996 , before me, Daisy H. Perry , Notary Public in and for said State, personally appeared David A. Funk, personally known to me (or proved on the basis of satisfactory evidence) to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signature(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.
                                                             (SEAL)

  /s/ Daisy H. Perry
Notary Public


STATE OF CALIFORNIA

COUNTY OF       NEVADA


On April 18, 1996 , before me, Julie Roberts , Notary Public in and for said State, personally appeared William T. Fike, personally known to me to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.
                                                                       (SEAL)

 /s/ Julie Roberts
Notary Public

                                  EXHIBIT 10.6
             FIRST AMENDMENT TO SENIOR MANAGEMENT BENEFITS AGREEMENT

         THIS FIRST AMENDMENT TO SENIOR MANAGEMENT BENEFITS AGREEMENT

(the "Amendment") is made and entered into on May 14, 1996 by and between SIERRA TAHOE BANCORP, a California Corporation (hereinafter "STB") and DAVID C. BROADLEY, an individual ("DCB") and modifies and amends that certain Senior Management Benefits Agreement (the "Agreement") as follows:

The following  Paragraph 12 shall be deemed to be added to the Agreement by this
Addendum:

     "12. Change In Job Title and Job Duties; Reduction In Salary. A Termination shall be deemed to have occurred pursuant to this Agreement (as the term Termination is specifically defined in Paragraph 2 thereof and assuming that DCB has not waived the election) should: (i) DCB's job title, job grade or job duties be modified or materially changed and that change is not as to the senior management in its entirety; or (ii) DCB's base salary be materially reduced or changed and that change is not agreed to by DCB.

Except as set forth above, the Agreement shall remain as stated.

IN WITNESS WHEREOF, the parties hereto have made, executed and delivered this Amendment as of the day and year first above written.



   /s/ David C. Broadley
DAVID C. BROADLEY


SIERRA TAHOE BANCORP,
a California Corporation



By:      /s/ William T. Fike
         William T. Fike

Its:     President/CEO

STATE OF CALIFORNIA

COUNTY OF   NEVADA


On April 4, 1996 , before me, Julie Roberts , Notary Public in and for said State, personally appeared David C. Broadley , personally known to me to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.
                                                                  (SEAL)
  /s/ Julie Roberts
Notary Public



STATE OF CALIFORNIA

COUNTY OF    NEVADA


On April 4, 1996 , before me, Julie Roberts , Notary Public in and for said State, personally appeared William T. Fike , personally known to me to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.
                                                               (SEAL)

   /s/ Julie Roberts
Notary Public

                                   Exhibit 11

                      Sierra Tahoe Bancorp and Subsidiaries
                    Computation of Earnings Per Common Share

                 (Amounts in thousands except per share amounts)

                                                                                            Three                        Three
                                                                                           Months                       Months
                                                                                            Ended                        Ended
                                                                                          03/31/96                     03/31/95
Primary
Net Income                                                                               $      567                    $     528

Shares
  Weighted average number of common
    shares outstanding                                                                        2,629                        2,621

  Assuming exercise of options reduced by
    the number of shares which could have
    been purchased with the proceeds from
    exercise of such option                                                                     108                           68

  Weighted average number of common
    shares outstanding as adjusted                                                            2,737                        2,689

Net income per share                                                                     $     0.21                    $    0.20

Assuming full dilution
Earnings                                                                                 $      567                    $     528
Add after tax interest expense
    applicable to convertible debentures                                                        121                          125

Net income                                                                               $      688                    $     653

Shares
  Weighted average number of common
    shares outstanding                                                                        2,629                        2,621

  Assuming conversion of
    convertible debentures                                                                      994                        1,000

  Assuming exercise of options reduced
    by the number of shares which could
    have been purchased with the proceeds
    from exercise of such options                                                               127                           68

  Weighted average number of common
    shares outstanding as adjusted                                                            3,750                        3,689

Net income per share assuming full dilution                                              $     0.18                    $    0.18