Form 10-Q
period 1996-06-30
SIERRAWEST BANCORP
filed 1996-08-14
CIK 790555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       ----------------------------


For the Quarter ended June 30, 1996,        Commission File No. 0-15450


                               SIERRAWEST BANCORP
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

As of July 31, 1996: Common Stock - Authorized 10,000,000 shares of no par; issued and outstanding - 2,689,594

10-Q Filing
June 30, 1996



Part I.                    Financial Information

Item 1.                    Financial Statements



Following are condensed consolidated financial statements for SierraWest Bancorp ("Bancorp", or together with its subsidiaries, the "Company") for the reportable period ending June 30, 1996. These condensed consolidated financial statements are unaudited, however, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and earnings of the Company in conformity with generally accepted accounting principles. The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SIERRAWEST BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                                   (Unaudited)

                       June 30, 1996 and December 31, 1995
                        (Amounts in thousands of dollars)



ASSETS                                                           06/30/96                          12/31/95
         Cash and due from banks                             $      21,209                      $     18,689

         Federal funds sold                                         10,600                            20,500

         Investment securities and
           investments in mutual funds                              26,827                            29,734

         Loans held for sale                                        32,090                            16,529

         Loans and leases, net of
           allowance for possible loan
           and lease losses of $4,614
           in 1996 and $3,845 in 1995
           (Note 2)                                                248,364                           219,595

         Other assets                                               34,162                            32,471
                                                             -------------                      ------------

           TOTAL ASSETS                                      $     373,252                      $    337,518
                                                             =============                      ============

LIABILITIES

         Deposits                                            $     328,392                      $    293,154
         Convertible debentures                                      9,215                            10,000
         Other liabilities                                           4,708                             4,531
                                                             -------------                      ------------

           TOTAL LIABILITIES                                       342,315                           307,685
                                                             -------------                      ------------

SHAREHOLDERS' EQUITY

         Common stock                                               11,495                            10,709

         Retained earnings                                          19,687                            19,131

         Unrealized loss on
           investment securities
           available for sale                                         (245)                               (7)
                                                             -------------                      ------------

           TOTAL SHAREHOLDERS' EQUITY                               30,937                            29,833
                                                             -------------                      ------------

           TOTAL LIABILITIES &
           SHAREHOLDERS' EQUITY                              $     373,252                      $    337,518
                                                             =============                      ============


The accompanying notes are an integral part of these Condensed Consolidated Statements of Condition.

                       SIERRAWEST BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                       For the Three and Six Months Ended
                       June 30, 1996 and 1995 (Amounts in
                           thousands except per share
                                    amounts)

                                                                                 Three         Three             Six            Six
                                                                                Months        Months          Months         Months
                                                                                 Ended         Ended           Ended          Ended
                                                                              06/30/96      06/30/95        06/30/96       06/30/95
Interest Income:

  Interest and fees on loans and leases                                     $    7,201     $   5,647      $   13,983    $    10,730
  Interest on federal funds sold                                                   162            98             416            173
  Interest on investment securities and deposits                                   440           389             831            832
                                                                            ----------     ---------      ----------    -----------

Total Interest Income                                                            7,803         6,134          15,230         11,735
                                                                            ----------     ---------      ----------    -----------

Less Interest Expense:

  Interest on deposits                                                           2,722         1,717           5,288          3,113
  Interest on convertible debentures                                               191           212             397            425
  Other interest expense                                                           (24)            1             (47)            17
                                                                            ----------     ---------      ----------    -----------

Total Interest Expense                                                           2,889         1,930           5,638          3,555
                                                                            ----------     ---------      ----------    -----------

Net Interest Income                                                              4,914         4,204           9,592          8,180

Provision for Possible Loan and Lease Losses                                       150           320             660            590
                                                                            ----------     ---------      ----------    -----------

Net Interest Income After Provision for
  Possible Loan and Lease Losses                                                 4,764         3,884           8,932          7,590

Other Operating Income                                                           1,755         1,924           3,421          4,081

Other Operating Expenses                                                         5,920         5,105          10,830         10,139
                                                                            ----------     ---------      ----------    -----------

Income Before Provision for Income Taxes                                           599           703           1,523          1,532

Provision for Income Taxes                                                         211           267             567            568
                                                                            ----------     ---------      ----------    -----------

   NET INCOME                                                               $      388     $     436      $      956    $       964
                                                                            ==========     =========      ==========    ===========

  EARNINGS PER SHARE
    Primary                                                                 $     0.14     $    0.16      $     0.35    $      0.36
    Weighted Average Shares Outstanding                                          2,799         2,684           2,753          2,686
    Fully diluted                                                                 0.13          0.15            0.32           0.33
    Weighted Average Shares Outstanding                                          3,742         3,696           3,731          3,693

  Cash Dividends Paid Per Share of Common Stock                             $     0.15     $       0      $     0.15    $      0.12

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income.

                       SIERRAWEST BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995
                        (Amounts in thousands of dollars)

                                                                                          Six                          Six
                                                                                          Months                       Months
                                                                                          Ended                        Ended
                                                                                          06/30/96                     06/30/95

Cash Flow From Operating Activities:
  Interest and fees received                                                              $     14,834                 $    11,297
  Service charges and commissions received                                                         827                         861
  Servicing income received                                                                      2,850                       3,237
  Interest paid                                                                                 (5,589)                     (3,527)
  Cash paid to suppliers and employees                                                          (9,542)                     (9,116)
  Income taxes paid                                                                               (975)                       (935)
  Mortgage loans originated for sale                                                                 0                     (16,290)
  Government guaranteed loans originated for sale                                               (5,437)                    (16,892)
  SBA loans sold                                                                                   134                       5,051
  Mortgage loans sold                                                                                0                      13,827
  Other items                                                                                      446                         194
                                                                                          ------------                 -----------
    Net Cash Used In Operating Activities                                                 $     (2,452)                $   (12,293)
                                                                                          ------------                 -----------


Cash Flow From Investing Activities:
  Proceeds from:
    Sales of mutual funds - available for sale                                                       0                         225
    Maturities of investment securities -
      held to maturity                                                                           1,015                         569
    Maturities of investment securities -
      available for sale                                                                         9,303                           0
    Sales of investment securities -
      available for sale                                                                         7,242                       8,484
    Sales of investment securities-held to maturity                                                  0                         999
  Purchase of investment securities -
    available for sale                                                                         (15,071)                     (3,955)
  Loans and leases made net of principal collections                                           (39,449)                    (13,930)
  Capital expenditures                                                                          (3,199)                       (785)
  Decrease (increase) in other assets                                                              332                         (28)
                                                                                          ------------                 -----------
      Net Cash Used In Investing Activities                                               $    (39,827)                $    (8,421)
                                                                                          ------------                 -----------

Cash Flow From Financing Activities:
  Net increase (decrease) in demand, interest bearing
    and savings accounts                                                                         9,095                     (14,312)
  Net increase in time deposits                                                                 26,143                      37,328
  Dividend paid                                                                                   (400)                       (314)
  Proceeds from issuance of common stock                                                            61                          10
  Repurchase of common stock                                                                         0                        (445)
                                                                                          ------------                 -----------
      Net Cash Provided by Financing Activities                                                 34,899                      22,267
                                                                                          ------------                 -----------

  Net (Decrease) Increase in Cash and Cash Equivalents                                          (7,380)                      1,553
  Cash and Cash Equivalents at Start of Year                                                    39,189                      26,049
                                                                                          ------------                 -----------
  Cash and Cash Equivalents at June 30                                                    $     31,809                 $    27,602
                                                                                          ============                 ===========

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

                       SIERRAWEST BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

           For The Six Months Ended June 30, 1996 and 1995 (Continued)
                        (Amounts in thousands of dollars)

                       RECONCILIATION OF NET INCOME TO NET

                 CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES


                                                                                          Six                          Six
                                                                                          Months                       Months
                                                                                          Ended                        Ended
                                                                                          06/30/96                     06/30/95
Net Income:                                                                                 $      956                $        964

Adjustment to Reconcile Net Income to Net Cash Provided:
   Depreciation and amortization                                                                   569                         519
   Provision for possible loan and lease losses                                                    660                         590
   Provision for income taxes                                                                      567                         568
   Amortization of excess servicing on SBA loans                                                   653                         669
   Amortization of purchased mortgage servicing rights                                              86                          86
   Increase in interest payable                                                                     49                          28
   Increase in accrued expenses                                                                    684                          78
   Amortization of premiums/discounts on loans                                                    (238)                       (225)
   Decrease in taxes payable                                                                      (975)                       (935)
   Increase in loans originated for sale                                                        (5,303)                    (14,304)
   Decrease (increase) in prepaid expenses                                                          25                        (107)
   Other items                                                                                    (185)                       (224)
                                                                                            ----------                ------------

     Total Adjustments                                                                          (3,408)                    (13,257)
                                                                                            ----------                ------------

Net Cash Used In Operating Activities                                                       $   (2,452)               $    (12,293)

                                                                                            ==========                ============

- --------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES


In 1996, $15.7 million of unguaranteed SBA loans were transferred to held for sale status. Also in 1996, $785 thousand of convertible debentures were converted to common stock, net of a $60 thousand discount.

For the six months ended June 30, 1995, $373,000 of loans were transferred to other real estate owned. In the 1995 period, $572,000 of assets formerly classified as in-substance foreclosures were reclassified as loans.






The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements
June 30, 1996 and December 31, 1995

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in a condensed format and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the six months ended June 30, 1996.

2.       LOANS AND LEASES

         As of June 30, 1996, and December 31, 1995, the Bank's loan and lease portfolio consisted of the following (in thousands):



                                                                                    June 30                       December 31,
                                                                                     1996                            1995
         Commercial ..........................                                      $   178,456                   $     155,176
         Real Estate - Mortgage...............                                           26,372                          26,665
         Real Estate - Construction...........                                           35,082                          31,718
         Individual and Other.................                                            6,814                           6,530
         Lease Receivables....................                                            7,341                           4,164
                                                                                    -----------                   -------------

         Total gross loans and leases.........                                          254,065                         224,253

         Unearned income on leases ...........                                           (1,096)                           (808)
         Net deferred loan costs/(fees).......                                                9                              (5)
         Allowance for possible loan and lease
           losses ............................                                           (4,614)                         (3,845)
                                                                                    -----------                   --------------
         Total net loans and leases...........                                     $    248,364                   $      219,595
                                                                                    ===========                   ==============
         Loans held for sale...................                                    $     32,090                   $       16,529
                                                                                    ===========                   ==============

         Of total gross loans and leases at June 30, 1996, $5.6 million were considered to be impaired. The allowance for possible loan and lease losses included $383 thousand related to these loans. The average recorded investment in impaired loans during the six months ended June 30, 1996 was $5.7 million.

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements
June 30, 1996 and December 31, 1995


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

4.       FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         During the first quarter of 1996, the Company entered into an interest rate swap agreement with a major bank (the "Bank") to reduce its exposure to fluctuations in interest rates. The notional principal amount is $20 million, and the term is three years. Under the agreement, the Bank pays a fixed rate of 8.17% and receives from the Company the prime rate. Net interest income or expense resulting from the differential between the fixed and prime rates is recorded on a current basis and any resultant accrual is settled quarterly. The net interest expense recognized in the first six months of 1996 was $5,244.

5.       SUBSEQUENT EVENT

         Effective July 25, 1996, Sierra Tahoe Bancorp changed its name to SierraWest Bancorp.

                       SIERRAWEST BANCORP AND SUBSIDIARIES

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

Total assets increased by $35.8 million from $337.5 million at December 31, 1995, to $373.3 million at June 30, 1996. This increase included increases of $44.4 million in loans and loans held for sale, net of the allowance for possible loan and lease losses, $2.5 million in cash and due from banks, and $1.7 million in other assets. These increases were offset by decreases of $9.9 million in federal funds sold and $2.9 million in investment securities and investments in mutual funds. Mutual funds, federal funds sold and unpledged investment securities classified as available for sale (which consist primarily of U. S. Treasury securities with a remaining maturity of less than two years and collateralized mortgage obligations) are all sources of short-term liquidity and can be used somewhat interchangeably to provide liquidity. Of the Company's total investment securities, $6.0 million were pledged at June 30, 1996.

In 1995, the Company opened three new branches in California and one in Nevada. Early in 1996, the Company closed one of its two branches located in South Lake Tahoe, California and transferred the deposits to its other branch located approximately one mile away.

The increase in loans and loans held for sale primarily consists of a $25.8 million increase in non-SBA commercial loans, $13.0 million increase in SBA loans, a $2.9 million increase in net leases and a $3.4 million increase in construction loans. Of the $25.8 million increase in commercial loans, $7.8 million was generated out of the Company's new branch located in Sacramento, California. Loans held for sale increased $15.6 million, primarily as a result of a change in SBA regulations. In 1996, the SBA ruled that loans originated through the Preferred Lender Program could be sold down to 10% of the principal balance. At December 31, 1995, loans held for sale reflected the previous regulation allowing sale down to 20%. Pending approval from the SBA, the Company intends to securitize these loans and sell the resulting securities to investors.

Deposits increased by $35.2 million from $293.2 million at December 31, 1995 to $328.4 million at June 30, 1996. This primarily consists of increases of $26.1 million and $6.8 million in time deposits and interest-bearing transaction accounts, respectively. The increase in time deposits includes a $4.3 million increase in out-of-area certificates of deposit. The Company's new branches opened during 1995 generated a net increase in deposits of $25.2 million during the first half of 1996.

The unrealized loss on investment securities available for sale, net of the related tax effect, increased $238 thousand from $7 thousand at December 31, 1995 to $245 thousand at June 30, 1996. Of this ending balance, $116 thousand represents unrealized losses on mutual funds. Gross unrealized losses on securities classified as available for sale represent 1.6% of the amortized cost of the Company's available for sale securities at June 30, 1996.

The Company has completed construction of a new regional facility in Reno, Nevada. Total costs incurred for the land and building through June 30, 1996 were $3.8 million. The final total cost of this facility is not expected to exceed $4.1 million. Also under construction is a branch facility in Carson City, Nevada to replace the leased branch currently in use. Total cost of the land and building for the Carson City facility is estimated at $1.2 million with completion expected in December, 1996. As of June 30, 1996 the Company has incurred total costs of $583 thousand on this facility.

Bancorp paid dividends of fifteen cents per share in April 1996.

In the first quarter of 1996, the names of both of the Bancorp's banking subsidiaries were changed to SierraWest Bank.

Also in the first six months of 1996, $785 thousand of the Company's 8 1/2% convertible debentures were converted into 78,500 shares of common stock.

RESULTS OF OPERATIONS (Six Months Ended June 30, 1996 and 1995)

Net income for the six months ended June 30, 1996 decreased by 0.8% from $964 thousand for the six months ended June 30, 1995 to $956 thousand during the current six month period. Net interest income increased by $1,412 thousand and the provision for income taxes was reduced by $1 thousand. The positive effect of these items on net income was offset by a $70 thousand increase in the provision for possible loan and lease losses, a reduction of $660 thousand in other operating income and a $691 thousand increase in other operating expenses.

Net Interest Income

The yield on average interest earning assets for the six months ended June 30, 1996 was 6.27%. This compares to 7.50% for the first six months of 1995. The decrease reflects the decrease in the average prime rate during the comparison periods and the funding of loan growth primarily through the issuance of time deposits.

Yields and interest earned, including loan fees for the six months ended June 30, 1996 and 1995, were as follows (in thousands except percent amounts):

                                                                                                Six                            Six
                                                                                             Months                         Months
                                                                                              Ended                          Ended
                                                                                           06/30/96                       06/30/95
Average loans outstanding (1)                                                              $260,458                       $182,800
Average yields                                                                                10.8%                          11.8%
Amount of interest and origination fees earned                                              $13,983                        $10,730

(1)Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $492 thousand and $561 thousand for the six months ended June 30, 1996 and 1995, yields on average loans outstanding were 10.4% and 11.2%, respectively. The prime rate (upon which a large portion of the Company's loan portfolio is based), averaged 8.3% for the 1996 period and 8.9% for the 1995 period.

The Company has experienced an increase in its overall cost of deposits from 2.86% for the six months ended June 30, 1995 to 3.47% in the current period. This includes the effect of an increase in rates paid on the Company's Money Market accounts during the comparison periods and an increase in the percentage of time deposits to total deposits. Time deposits represented 45.9% of average deposits in the first half of 1996 and 32.6% for the six months ended June 30, 1995.

Rates and amounts paid on average deposits including non-interest bearing deposits for the six months ended June 30, 1996 and 1995 were as follows (in thousands except percent amount):


                                                                                                   Six                          Six
                                                                                                Months                       Months
                                                                                                 Ended                        Ended
                                                                                              06/30/96                     06/30/95
Average deposits outstanding (1)                                                              $306,513                     $219,347
Average rate paid                                                                                 3.5%                         2.9%
Amount of interest paid or accrued                                                              $5,288                       $3,113


The effective interest rate paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the first six months of 1996 and 1995 were as follows:

                                                                      1996                            1995
                                                          -------------------------------------------------------------------------
                                                                       MONEY                                    MONEY
                                                           NOW        MARKET        TIME         NOW           MARKET         TIME
Average balance (in thousands) (1)                       $40,375     $54,821     $140,812      $33,958        $52,608       $71,514

Average rate paid                                           1.2%        3.4%         5.7%         1.3%           2.8%          5.7%

The increase in money market rates includes the effect of tiering money market accounts at the Company's Nevada subsidiary and general market conditions in the Company's service area.

(1) Amount outstanding is the average of daily balances for the periods.

Provision for Possible Loan and Lease Losses

In evaluating the Company's loan loss reserve, management considers the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio, which includes SBA loans and local commercial loans. From inception of its SBA lending program in 1983, the Company has sustained a relatively low level of losses from these loans, averaging less than 0.5% of loans outstanding per year. Losses in 1994 for these loans were $373 thousand. During 1995, net losses in the SBA loan portfolio increased to $575 thousand. For the first half of 1996, loan recoveries exceeded loan losses by $109 thousand. Most of the Company's other commercial loan losses have been for loans to businesses within the Tahoe basin area and during 1994 and 1995 at the Company's SierraWest Bank subsidiary in Nevada. The Company believes that it has taken steps to minimize its commercial loan losses, including centralization of lending approval and processing functions. It is important for the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. To offset the added risk these loans may represent, the Company typically charges a higher interest rate. It also attempts to mitigate this risk through the loan review and approval process.

The provision for loan losses was $660 thousand and $590 thousand for the first six months of 1996 and 1995, respectively. The increase in 1996 is primarily attributable to growth in the loan portfolio. Excluding the guaranteed portions of loans, loans increased $37.4 million and $17.4 million in the first half of 1996 and 1995, respectively. The allowance for possible loan and lease losses as a percentage of loans was 1.62% at June 30, 1996, 1.60% at December 31, 1995, and 1.75% at June 30, 1995. The decrease in the allowance for possible loan and lease losses as a percentage of loans from June 30, 1995 reflects the higher level of guaranteed loans in the portfolio resulting from the Company's decision to retain the guaranteed portion of loans it originates. The Company will monitor its exposure to loan losses each quarter and adjust its level of provision in the future to reflect changing circumstances. The Company expects that its existing loan loss reserve will be adequate to provide for any additional losses.

The following table sets forth the ratio of nonaccrual loans to total loans, the allowance for possible loan and lease losses to nonaccrual loans and the ratio of the allowance for possible loan and lease losses to total loans, as of the dates indicated.

                                                                       June 30                                 December 31,
                                                                -----------------                  --------------------------------
                                                                 1996         1995                   1995         1994         1993
                                                                -----         ----                 ------       -------       -----
Nonaccrual loans to total loans                                  2.0%         1.4%                   2.3%          1.4%        1.8%
Allowance for possible loan and lease
 losses to nonaccrual loans                                     82.1%       123.7%                  70.2%        142.9%      120.9%
Allowance for possible loan and lease
 losses to total loans                                           1.6%         1.8%                   1.6%          2.1%        2.2%

If the guaranteed portions of loans on nonaccrual status are excluded from the calculations, the ratio of nonaccrual loans to total loans at June 30, 1996 declines to 1.3% and the allowance for possible loan and lease losses to nonaccrual loans increase to 122.3%. At June 30, 1995, there were $0.4 million guaranteed loans on nonaccrual status.

Other Operating Income

Other operating income decreased $660 thousand during the first six months of 1996 compared to the previous year's first six months.

The net gain on sale of SBA loans for the current six month period declined from $293 thousand at June 30, 1995 to a net loss of $13 thousand. Sales of SBA loans for the six months ended June 30, 1996 totaled $134 thousand compared to $5.1 million in the 1995 period. In July 1995, the Company altered its strategy with respect to the sale of SBA loans. Rather than continuing to sell the guaranteed portion of the portfolio, the Company began to retain the guaranteed portion and plans to securitize and sell portions of unguaranteed SBA loans. The Company's loan portfolio currently includes $25.7 million in guaranteed portions of SBA loans which are available for sale, an increase of $10.3 million over the balance at December 31, 1995.

Net servicing income on SBA loans (the net of the servicing income generated on sold SBA loans less the amortization of the gain recorded on the sale of these same loans and the amortization of purchased SBA servicing rights) decreased by $263 thousand from $2,374 thousand during the first six months of 1995 to $2,111 thousand for the six months ended June 30, 1996. This decline relates to prepayments on existing loans, selling loans in recent years for maximum premiums, and holding guaranteed portions of loans beginning in 1995.

Mortgage banking income was $260 thousand in the first half of 1995. In mid-1995, mortgage banking operations were terminated. This decrease has been partially offset by an increase of $55 thousand in merchant credit card revenue and an increase of $116 thousand related to the sale of mutual funds and annuities through a third party marketer.


Other Operating Expense

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the first six months of 1996 and 1995 (in thousands except percentage amounts):

Six Months                                      Salaries &            Occupancy &           Other
Ended                      Average              Related               Equipment             Operating
June 30                    Assets (1)           Benefits (2)          Expenses              Expenses
- -----------------------------------------------------------------------------------------------------
1996                       $ 351,629             3.3%                 1.0%                  1.8%
1995                       $ 261,032             3.9%                 1.1%                  2.7%

(1)    Based on average daily balances.

(2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages are 3.3% and 4.1% for 1996 and 1995, respectively.

The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the six months ended June 30, 1996 and 1995 (amounts in thousands except percentage amounts):


                                                                                                                 Increase (Decrease)
                                                                          Six Months Ended June 30,                 1996 over 1995
                                                                           1996                 1995            Amount    Percentage
Salaries and related benefits......                                    $ 5,931                $ 5,263            $ 668        12.7%
Occupancy and equipment............                                      1,711                  1,429              282        19.7
Insurance..........................                                        118                    140             (22)       (15.7)
Postage............................                                        154                    149                5         3.3
Stationery and supplies............                                        170                    145               25        17.2
Telephone..........................                                        180                    150               30        20.0
Advertising........................                                        292                    352             (60)       (17.0)
Legal..............................                                        307                    211               96        45.5
Consulting.........................                                        327                    191              136        71.2
Audit and accounting fees..........                                         77                     96             (19)       (19.8)
Directors' fees and expenses.......                                        205                    505            (300)       (59.4)
FDIC assessments...................                                          2                    275            (273)       (99.3)
Sundry losses......................                                        496                    352             144         40.9
Other..............................                                        860                    881             (21)        (2.4)
                                                                       -------                -------           ------
                                                                       $10,830                $10,139           $ 691          6.8%
                                                                       =======                =======           ======


The increase in salary expense includes the effect of the four new branches opened in 1995, partially offset by the termination of the Company's mortgage operations. In addition the Company has increased the number of employees whose compensation is partially commission based and has changed the commission structure of many of its SBA loan production personnel. In total, commissions have increased by $224 thousand during the comparison periods. The Company has also experienced an increase in the cost of its medical insurance. This increase totaled $71 thousand for the six months ended June 30, 1996 as compared to the first six months of 1995.

The increase in occupancy and equipment expense includes costs on the new branches. The increase in legal expense during 1996 relates primarily to two litigation matters. One matter went to trial in June, 1996 and was decided in the Company's favor. Increased costs were incurred in the second matter, which is ongoing and relates to a property acquired by the Company through foreclo-sure. See Part II, Item 1 for a description of this matter. Consulting costs during 1996 include $173 thousand related to costs associated with the changing of the name of the Company's subsidiary banks.

Directors' expense during the 1995 period included a $314 thousand pre-tax charge for the Company's Director Emeritus Program. The decrease in FDIC assessments resulted from a reduction in rates. Sundry losses in 1995 included a $100 thousand business loss related to other real estate owned, and $126 thousand related to litigation matters. 1996 sundry losses include a charge of $352 thousand related to a reduction in staffing effective May 1, 1996.

Provision for Income Taxes

Provision for income taxes have been made at the prevailing statutory rates and include the effect of items which are classified as permanent differences for federal and state income tax. The provision for income taxes was $567 thousand and $568 thousand for the six months ended June 30, 1996 and 1995, respectively, representing 37.2% and 37.1% of income before taxation for the respective periods.


Results of Operations (Three months ended June 30, 1996 and 1995)

Net income decreased by $48 thousand from $436 thousand for the three months ended June 30, 1995 to $388 thousand for the current quarter. The decrease included a $710 thousand increase in net interest income, a $170 thousand reduction in the provision for possible loan and lease losses and a $56 thousand reduction in the provision for income taxes. These items were offset by a $169 thousand decrease in other operating income and a $815 thousand increase in other operating expenses.


Net Interest Income

The yield on net interest earning assets decreased from 7.52% during the second quarter of 1995 to 6.29% during the three months ended June 30, 1996. As in the six month comparison, yield was negatively affected by an increase in the percentage of average time deposits to total deposits and a decrease in the average prime interest rate.

Yields and interest earned, including loan fees for the three months ended June 30, 1996 and 1995 were as follows (in thousands except percent amounts):


                                                                                                 Three                        Three
                                                                                                Months                       Months
                                                                                                 Ended                        Ended
                                                                                              06/30/96                     06/30/95

Average loans outstanding (1)                                                                 $270,843                     $188,845
Average yields                                                                                   10.7%                        12.0%
Amount of interest and origination fees earned                                                  $7,201                       $5,647

(1)  Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $230 thousand and $318 thousand for the three months ended June 30, 1996 and 1995, respectively, yields on average loans outstanding were 10.4% and 11.3%. The prime rate (upon which a large portion of the Company's loan portfolio is based) was 8.25% for the 1996 quarter and averaged 9.0% for the 1995 quarter. This decrease in prime is the major component of the decrease in loan yields.

Other earning assets averaged $43.4 million in the current quarter as compared to $35.4 million for the three months ended June 30, 1995.

Rates and amounts paid on average deposits, including non-interest bearing deposits for the three months ended June 30, 1996 and 1995, were as follows (in thousands except percent amounts):


                                                                                                 Three                        Three
                                                                                                Months                       Months
                                                                                                 Ended                        Ended
                                                                                              06/30/96                     06/30/95

Average deposits outstanding (1)                                                              $315,239                     $223,659
Average rate paid                                                                                 3.5%                         3.1%
Amount of interest paid or accrued                                                              $2,722                       $1,717

The effective interest rates paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the second quarter of 1996 and 1995 were as follows: (in thousands except percent amounts):


                                                                      1996                                       1995
                                                 -----------------------------------------     -------------------------------------
                                                                     MONEY                                     MONEY
                                                   NOW               MARKET          TIME        NOW          MARKET           TIME

Average balance (1)                              $41,389            $55,594       $146,609     $34,765       $50,175         $79,735
Average rate paid                                   1.2%               3.4%           5.6%        1.3%          2.9%            5.9%

(1)  Amount outstanding is the average of daily balances for the periods.

Provision for Possible Loan and Lease Losses

During  the  current  quarter  the  Company   benefitted  from  recoveries  from
previously charged off loans totaling $150 thousand. Loan charge-offs for the quarter totaled $54 thousand.

Other Operating Income

The net gain on sale of SBA loans was $52 thousand during the 1995 quarter, re-sulting from total sales of $1.3 million. No sales were made during the current quarter.

Net servicing income on SBA loans decreased from $1,180 thousand for the three months ended June 30, 1995 to $1,037 thousand for the current quarter. Mortgage banking income for the second quarter of 1995 totaled $152 thousand. These decreases in other income, which in the aggregate totaled $356 thousand, were partially offset by increases in merchant credit card revenue and increased revenues on the sale of mutual funds and annuities through a third party marketer.

Other Operating Expense

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the second quarter of 1996 and 1995 (in thousands except percentage amounts):

                                                Salaries &          Occupancy &             Other
Three Months               Average              Related             Equipment               Operating
Ended June 30              Assets(1)            Benefits(2)         Expenses                Expenses
- -------------              ------               --------            --------                --------
1996                       $360,341             3.3%                1.0%                    2.3%
1995                       $265,454             3.8%                1.1%                    2.8%

(1) Based on average daily balances.

(2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages remain unchanged.

The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the three months ended June 30, 1996 and 1995 (amounts in thousands except percentage amounts):


                                                                                                               Increase (Decrease)
                                                                     Three Months Ended June 30,                  1996 over 1995
                                                                      1996              1995                  Amount     Percentage

Salaries and related benefits......                                  $2,973            $2,541                   $432         17.0%
Occupancy and equipment............                                     877               719                    158         22.0
Insurance..........................                                      63                65                     (2)        (3.1)
Postage............................                                      93                84                      9         10.7
Stationery and supplies............                                      92                81                     11         13.6
Telephone..........................                                     107                78                     29         37.2
Advertising........................                                     158               210                    (52)       (24.8)
Legal..............................                                     213               112                    101         90.2
Consulting.........................                                     267                91                    176        193.4
Audit and accounting fees..........                                      41                40                      1          2.5
Directors' fees and expenses.......                                      99               408                   (309)       (75.7)
FDIC assessments...................                                       0               138                   (138)      (100.0)
Sundry losses......................                                     470                69                    401        581.2
Other..............................                                     467               469                     (2)        (0.4)
                                                                     ------            ------                  -----
                                                                     $5,920            $5,105                   $815         16.0%
                                                                     ======            ======                  =====


For a discussion of the changes in salaries and related benefits, legal, consulting, directors expense, FDIC assessments, and sundry losses see the six month review of other operating expense located on page 13.

Provision for Income Taxes

The provision for income taxes was $211 thousand and $267 thousand for the three months ended June 30, 1996 and 1995, respectively, representing 35.2% and 38.0%, of income before taxation for the respective periods. The 1996 percentage is somewhat lower than in 1995 as 1996 pretax income includes a higher percentage of tax exempt income.

SierraWest Bancorp
10-Q Filing
June 30, 1996

Part II.

Item 1.       Legal Proceedings.

              During 1987, SierraWest Bank, formerly Truckee River Bank, ("SWBC") took title, through foreclosure, of a property located in Placer County which subsequent to SWBC's sale of the property was determined to be contaminated with a form of hydrocarbons. At the time it owned the property, SWBC became aware of and investigated the status of certain underground tanks that had existed on the property. SWBC hired a consultant to study the tanks and properly seal them. Several years later, and after resale of the property, contamination was observed in the area of at least one of the buried tanks and along an adjoining riverbank of the Yuba River. SWBC, at the time of resale of the property, was not aware of this contamination adjacent to the tanks but was aware of the existence of the tanks and disclosed this to its purchaser.

              A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board but is being finalized by an independant consultant retained for this purpose. As a result of the discovery of the contamination, two civil lawsuits were instituted against SWBC and other prior owners by the current owner of the property, who is also SWBC's borrower. One of the actions, the State court matter, was dismissed by agreement of the parties. In the remaining action, the federal court has requested that the parties reach an agreement by Sep-tember 13, 1996 regarding the method of remediation and an alloca-tion of remediation costs. If the parties fail to reach an agree-ment, the court will determine the method of remediation and the allocation of remediation costs.

              SWBC's external and internal counsel on this matter believe that SWBC's share of the cost of remediation and the costs of defense will not be material to SWBC's or the Company's performance and will be within existing reserves established by SWBC for this matter. It is also expected that clean-up of the property will be undertaken in the first half of 1997.

              In addition, the Company is subject to some minor pending and threatened legal actions which arise out of the normal course of business and, in the opinion of Management and the Company's General Counsel, the disposition of these claims currently pending will not have a material adverse affect on the Company's financial position or results of operations.

Item 2.       Change in Securities.  Not applicable.

Item 3.       Defaults Upon Senior Securities.  Not applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders.

              SierraWest Bancorp's Annual Meeting of Shareholders was held on July 23, 1996, at the North Lake Tahoe Convention Center, Kings Beach, California. The following resolutions were distributed to stockholders and adopted:

              1. To elect the following eleven nominees to serve as directors until the next Annual meeting and until their successors are elected and have been qualified:




                                                                     VOTE:

                                                FOR                                     WITHHELD

David W. Clark                               2,033,143                                    53,743
Ralph J. Coppola                             2,033,043                                    53,843
William T. Fike                              2,033,143                                    53,743
Richard S. Gaston                            2,030,423                                    56,463
Jerrold T. Henley                            2,032,181                                    54,705
John J. Johnson                              2,033,143                                    53,743
Ronald A. Johnson                            2,033,143                                    53,743
A. Morgan Jones                              2,031,312                                    55,574
Jack V. Leonesio                             2,030,915                                    55,971
William W. McClintock                        2,032,907                                    53,978
Thomas M. Watson                             2,030,419                                    56,467


              2.    To approve the Sierra Tahoe Bancorp 1996 Stock Option Plan.

                    VOTE: For  1,113,369
                          Against  157,892
                          Abstained  65,691
                          Broker Nonvotes  749,930

              3. To approve the Sierra Tahoe Bancorp Board of Directors Deferred Compensation and Stock Award Plan.

                    VOTE: For  1,085,701
                          Against  144,016
                          Abstained  89,635
                          Broker Nonvotes  767,530

              4. To approve the Sierra Tahoe Bancorp 1996 Stock Appreciation Rights Plan.

                    VOTE:  For 1,060,431
                           Against  175,249
                           Abstained  63,561
                           Broker Nonvotes  787,643

              5. To approve an amendment to the Articles of Incorporation to change the name of the Company to SierraWest Bancorp.

                    VOTE:  For 1,875,593
                           Against  126,604
                           Abstained  74,679
                           Broker Nonvotes  10,000


Item 5.       Other Information.

              On August 6, 1996, Sierra Tahoe Bancorp announced that with recent shareholder approval and approval from the State of California, it has changed its name to SierraWest Bancorp.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)      Exhibits.

                       3.1 Amendment to the Articles of Incorporation reflecting the change in Bancorp's name from Sierra Tahoe Bancorp to SierraWest Bancorp.

                       10.1      Senior Manager Separation Benefits Agreement between Sierra Tahoe
                                 Bancorp and Patrick S. Day, dated January 10, 1996, including First
                                 Amendment dated April 2, 1996.

                       10.2      Deferred Fee Agreement between Sierra Tahoe Bancorp and Thomas M.
                                 Watson, dated June 19, 1996.

                       10.3      Deferred Fee Agreement between Sierra Tahoe Bancorp and R. Coppola, dated June 12, 1996.

                       10.4      Deferred Fee Agreement between Sierra Tahoe Bancorp and Ronald A.
                                 Johnson, dated May 23, 1996.

                       10.5      Deferred Fee Agreement between Sierra Tahoe Bancorp and David W.
                                 Clark, dated May 28, 1996.

                                                                  -18-




                       10.6      Deferred Fee Agreement between Sierra Tahoe Bancorp and Richard S.
                                 Gaston, dated June 19, 1996.

                       10.7      Deferred Fee Agreement between Sierra Tahoe Bancorp and A. Morgan
                                 Jones, dated June 7, 1996.

                       10.8      Deferred Fee Agreement between Sierra Tahoe Bancorp and John J.
                                 Johnson, dated June 20, 1996.

                       10.9      Deferred Fee Agreement between Sierra Tahoe Bancorp and Jack V.
                                 Leonesio, dated June 19, 1996.

                       10.10     Deferred Fee Agreement between Sierra Tahoe Bancorp and William
                                 McClintock, dated June 13, 1996.

                       10.11     Deferred Fee Agreement between Sierra Tahoe Bancorp and Jerrold T.
                                 Henley, dated May 29, 1996.

                       10.12     Incentive Stock Option Agreement between Sierra Tahoe Bancorp and
                                 William T. Fike, dated July 1, 1996.

                       10.13     Nonqualified Stock Option Agreement between Sierra Tahoe Bancorp and William T. Fike, dated July 1, 1996.

                       10.14     Fixed Price Construction Agreement between SierraWest Bank and
                                 Shaver Construction, Inc., dated June 12, 1996.

                       11.       Statement regarding computation of per share earnings.

                       27.       Financial Data Schedule

               (b)     Reports on Form 8-K.

                       Bancorp filed Form 8-K dated April 9, 1996, reporting the appointment of three additional members to its Board of Directors and the intent to change the corporate name to SierraWest Bancorp, subject to shareholder approval.

10-Q Filing
June 30, 1996








                                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  August 13, 1996                                 /s/  William T. Fike
     --------------------------------------            --------------------
                                                       William T. Fike
                                                       President, Chief
                                                        Executive Officer






Date:  August 13, 1996                                 /s/  David C. Broadley
     --------------------------------------            ----------------------
                                                       David C. Broadley
                                                       Executive Vice President/
                                                        Chief Financial Officer

                                   EXHIBIT 3.1

                            CERTIFICATE OF AMENDMENT
                       OF THE ARTICLES OF INCORPORATION OF
                              SIERRA TAHOE BANCORP


         William T. Fike and A. Morgan Jones hereby certify that:

1. They are the President and Secretary, respectively, of Sierra Tahoe Bancorp, a California Corporation;

2. That on April 25, 1996, the following amendment to the Articles of Incorporation of Sierra Tahoe Bancorp was duly adopted by the Board of Directors of Sierra Tahoe Bancorp:

         Paragraph One is deleted and in its place and stead is inserted a new Paragraph One, to read as follows:

         One. The name of the corporation is SierraWest Bancorp.

3. The amendment has been approved by the required vote of shareholders in accordance with Section 902 of the California Corporations Code. The company has only a single class of common stock. The total number of outstanding shares of the single class of common stock entitled to vote on the amendment was 2,670,344, the favorable vote of a majority of such shares is required to approve the amendment, and the number of shares voting in favor of the amendment equaled or exceeded the required vote.

4. The amendment shall become effective upon filing with the Secretary of State.

IN WITNESS WHEREOF, we have executed the above-referenced Certificate of Amendment on July 25, 1996. We declare under penalty of perjury under the laws of the State of California that the matters set forth in this Certificate are true and correct of our own knowledge.


By: /s/ W. T. Fike
         William T. Fike

Its: President


By: /s/ A. Morgan Jones
         A. Morgan Jones

Its: Secretary

                                                  ACKNOWLEDGMENT


STATE OF CALIFORNIA

COUNTY OF NEVADA


On July 23, 1996 , before me, Julie Roberts, Notary Public in and for said State, personally appeared William T. Fike, personally known to me (or proved on the basis of satisfactory evidence) to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signature(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.


 /s/ Julie Roberts
Notary Public

STATE OF CALIFORNIA

COUNTY OF NEVADA


On July 24, 1996 , before me, Julie Roberts , Notary Public in and for said State, personally appeared A. Morgan Jones, personally known to me (or proved on the basis of satisfactory evidence) to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signature(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.


/s/ Julie Roberts
Notary Public

                                  EXHIBIT 10.1

                  SENIOR MANAGER SEPARATION BENEFITS AGREEMENT

         THIS SENIOR MANAGER SEPARATION BENEFITS AGREEMENT (the "Agreement") is made and entered into as of January 10, 1996, by and between SIERRA TAHOE BANCORP, a California Corporation (hereinafter "STB"), with its principal offices located at 10181 Truckee Tahoe Airport Road, P.O. Box 61000, Truckee, California 96161 and PATRICK S. DAY, an individual ("PSD").


                                                    WITNESSETH


         WHEREAS, PSD is currently designated a senior officer and 'at will' employee of STB and expects to remain a senior officer and employee subject to the policies and conditions contained within the STB Personnel Policies and Procedures;

         WHEREAS, both STB and PSD feel it is in their respective and mutual best interests to preagree upon appropriate and reasonable separation compensation that will be paid to PSD should STB ever determine that PSD should, for whatever reason, be terminated from his position at STB and leave the Company;

         WHEREAS, STB and PSD agree that the benefits described herein constitute full payment of and shall completely supersede and constitute full satisfaction of any and all other monetary or nonmonetary benefits paid as a result of the termination of PSD for any reason by STB except as may be additionally required beyond the sums and benefits paid hereunder by law.

         WHEREAS, nothing in this Agreement is intended to change the current at will employment of PSD or create a contract of employment. Further, this Agreement shall only cover situations wherein STB requests the termination of PSD and shall not apply if PSD elects to voluntarily leave STB.

         NOW, THEREFORE, in consideration of the promises set forth below and for other good and valuable consideration, including the mutual covenants and agreements herein contained, the receipt and sufficiency of which is hereby acknowledged, STB and PSD hereby agree as follows:

1. Applicability of Agreement; Definition of Termination: This Agreement coveys additional benefits not otherwise due to employees generally and shall become operative upon PSD's termination of employment for any reason by STB, its affiliates and, their respective officers or directors, so long as that termination did not result from a final determination of the Human Resources Director and the Personnel Committee of the Board of Directors of STB that PSD's termination resulted from a material violation of the STB Personnel policies and procedures (i.e. termination for cause) (hereinafter referred to as the "Termination"). This Agreement shall not apply as to any event not covered under the definition of the term 'Termination'. Following the defined Termination, and the payment of benefits under this Agreement, it is expressly agreed and understood that STB shall not be precluded from rehiring PSD's position either now or in the future and such rehiring shall not be deemed to nullify or change this Agreement if it is otherwise applicable.

2. Conditions For Payment of Separation Benefits. STB shall pay the separation benefits set forth in Paragraph 3 to PSD after each of the following requirements have been satisfied in the reasonable discretion of STB:

     A. A defined Termination as set forth in Paragraph 1 has occurred and PSD has left (or will promptly thereafter leave) the employment of STB; and

     B. PSD consent to and does expressly waive, release, indemnify and fully hold STB, its subsidiary companies and each of their employees, officers and directors harmless with regard to his employment at STB; the manner of his Termination; and any other matters reasonably related to his employment. PSD agrees to initiate no action, of any type or kind, regarding his employment or Termination and if such an action is initiated he agrees that such action may be promptly closed, dismissed or summarily disallowed, or, if it shall continue, that PSD will indemnify STB for the legal fees, costs and expenses resulting from their defense of that action; and

     C. PSD agrees to and shall maintain the confidentiality of any and all proprietary secrets, processes and plans of STB and its subsidiaries made known to PSD during his employment.

STB may elect to advance the separation benefits set forth in Paragraph 2 prior to the satisfaction of each of the above requirements in this Paragraph 3, or in anticipation of full performance by PSD, and should any requirement not be satisfied within a reasonable period thereafter or continuously performed, PSD, upon request of STB and presentation of proof of nonperformance and a reasonable period to cure the continuing nonperformance, shall promptly return the separation benefit(s) paid or granted to him and this Agreement shall terminate.

3. Separation Benefits. STB shall, in addition to any final salary, vacation, personal leave, retirement plan and other monetary or nonmonetary benefit(s) covered under one or more separate agreement(s) and otherwise due or applicable to PSD upon Termination (except benefits due under an agreement or policy concerning office closure or reduction in force laws so long as less than the sums being paid hereunder), pay to PSD upon Termination one of the following benefits, at the election and option of
     PSD:

     A. A lump sum payment equal to NINE (9) months of monthly salary, less any and all applicable taxes, deductions arising from benefit elections or any other sums required to be deducted by law, rule or regulation. If this option is elected, and PSD elects continued health coverage under COBRA, STB will require PSD to pay the full rate allowed by COBRA for any continued health insurance coverage elected at the time of Termination; or

     B. Continuation of monthly salary for NINE (9) months, less any and all applicable taxes, deductions arising from benefit elections or other sums required to be deducted by law, rule or regulation. If this option is elected, and if PSD elects to continue health insurance coverage under COBRA, STB will continue to charge PSD's the applicable employee coverage rate for Nine (9) months if said applicable employee rate may be properly granted to PSD without violating any existing policy or law and if said rate is lower than the COBRA rate that may be assessed.

The payment option elected shall be deemed the "Separation Benefit". Said Separation Benefit shall result in a waiver of any other separation benefits due to PSD following the Termination as more fully set forth in Paragraph 4.

4. Express Waiver and Release of Other Separation Benefits. By executing this Agreement, PSD agrees that the Separation Benefit paid pursuant to this Agreement, provided the payments or benefits at least equal those payments or benefits that must be paid to terminated employees by law, shall be deemed to be the equivalent and substitute for any legally or customarily required separation payments due to PSD and STB shall be given full credit for sums paid hereunder as to any legal or customarily requirements to pay separation and payments hereunder shall be deemed to have fully satisfied STB's obligations with regard to any legally or customarily mandated separation payments due to PSD upon his termination, including, but not limited to, any laws or customs regarding reduction in force or job-site closing. If additional sums are legally required, or are adjudicated as required, this Agreement shall be deemed to be automatically amended to credit against the sums due the amount paid hereunder and this Agreement shall be deemed to include any additionally required benefits or payments.


5.   Reserved.

6. Binding Effect of Agreement. This Agreement shall inure to the benefit of and be binding upon the heirs, administrators, personal representatives, successors and assigns of PSD and STB, as the case may be.

7. No Contest; Reimbursement of Benefits: The parties hereby mutually agree that in the event that PSD contests this Agreement, or any of the provisions hereunder, by the filing or commencement of any action or proceeding relating to his employment or Termination of any kind or nature whatsoever against STB, its parent company or affiliate companies or is re-employed by STB involuntarily by court order, or an enforceable judgment is obtained against STB, then STB shall have the absolute right: (i) to enforce repayment in full on the date of such re-employment of all sums paid to PSD hereunder, which sums shall include the payment or value of any benefits received by PSD hereunder, as a credit in offset, reduction and satisfaction of all or any portion of such judgment, or, (ii) if there is no judgment, against wages due to PSD.

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

10. Governing Law: This Agreement shall be construed and governed in accordance with the laws of the State wherein PSD is predominantly employed, with venue appropriate in the County wherein PSD is predominantly employed. Any provision of this Agreement prohibited by law shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement. In the event of any litigation or action being commenced with regard to this Agreement, the prevailing party shall be awarded their reasonable attorneys fees, costs and expenses.

11. Informed Consent and Waiver: PSD has executed this Agreement on a fully informed, voluntary basis. PSD understands and agrees that the separation benefit provided for herein will preclude PSD's right to seek other separation benefits, except as allowed by law, and that PSD has been given the right and opportunity to consult with an advisor or attorney prior to the execution of this Agreement.

IN WITNESS WHEREOF, the parties hereto have made, executed and delivered this Agreement as of the day and year first above written.



/s/ Patrick S. Day
PATRICK S. DAY



SIERRA TAHOE BANCORP,
a California Corporation



By: /s/ William T. Fike
         William T. Fike

Its:     President/CEO

FIRST AMENDMENT TO SENIOR MANAGEMENT BENEFITS AGREEMENT

THIS FIRST AMENDMENT TO SENIOR MANAGEMENT BENEFITS AGREEMENT (the "Amendment") is made and entered into on April 2, 1996 by and between SIERRA TAHOE BANCORP, a California Corporation (hereinafter "STB") and Patrick S. Day, an individual
(PSD) and modifies and amends that certain Senior Management Benefits Agreement (the "Agreement") as follows:

         The following Paragraph 12 shall be deemed to be added to the Agreement by this Addendum:

                    "12. Change In Job Title and Job Duties: Reduction In Salary. A Termination shall be deemed to have occurred pursuant to this Agreement (as the term Termination is specifically defined in Paragraph 2 thereof and assuming that PSD has not waived the election) should: (i) PSD's job title, job grade or job duties be modified or materially changed and that change is not as to the senior management group in its entirety; or (ii) PSD's base salary be materially reduced or changed and that change is not agreed to by PSD.

Except as set forth above, the Agreement shall remain as stated.

IN WITNESS WHEREOF, the parties hereto have made, executed and delivered this Amendment as of the day and year first above written.


/s/ Patrick S. Day
PATRICK S. DAY

SIERRA TAHOE BANCORP,
a California Corporation

By: /s/ W. T. Fike
         William T. Fike

Its:     President/CEO

                                  EXHIBIT 10.2

                             DEFERRED FEE AGREEMENT

                                ELECTION FORM AND
                          BENEFICIARY DESIGNATION FORM

THIS AGREEMENT is made this 19 day of June, 1996 by and between Sierra Tahoe Bancorp (the "Bancorp"), and Thomas M. Watson (the "Director").

                                                   INTRODUCTION

The Board of Directors of Bancorp adopted the Sierra Tahoe Bancorp Board of Directors Deferred Compensation and Stock Award Plan ("Plan") to enable outside directors of the Bancorp to defer receipt of compensation for their services to later years and to provide part or all of their compensation in a promise to deliver shares of Bancorp common stock ("Shares") at a future date. The Plan's feature of promised Shares increases the Bancorp's outside directors' interest in Bancorp and attempts to align the interests of the outside directors with those of the shareholders of the Bancorp.


                                    AGREEMENT

The Director and the Bancorp agree as follows:

                                    ARTICLE 1

                                   Definitions

           Capitalized terms used in this Agreement have the meanings defined either as set forth below or in the Plan:

                    1.1 "Cash Account" means a bookkeeping account established for the Director for credits of deferrals of cash as elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be to that section as it now exists and to any successor provision.

                    1.3 "Distribution Date" means the date at the time of Termination of Service.

                    1.4  "Election Form" means the Form attached as Exhibit I.

                    1.5 "Fees" means the total director fees payable to the Director for services provided at Bancorp's regular meetings of the Board of Directors (excluding fees for meetings of committees of the Board of Directors).

TRB-05109610.1b-5/31
                                                         1

                    1.6 "Promised Shares Fee Account" means a bookkeeping account established for the Director for credits of deferrals in promised fee Shares as required and/or elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.7 "Termination of Service" means the Director's ceasing to be a member of the Bancorp's Board of Directors for any reason whatsoever.

                    1.8 "Shares" means shares of common stock of Sierra Tahoe Bancorp.


                                                     ARTICLE 2

                                     Mandatory Deferral and Optional Deferral

         2.1 Mandatory Deferral of 1/3 of Fees. The Director acknowledges that the Plan provides for the mandatory deferral of 1/3 of the Fees to the Promised Fee Shares Account.

         2.2 Initial Election. The Director may make an initial irrevocable deferral election under this Agreement by filing with the Bancorp a properly completed Election Form. If no initial deferral is made all of the Fees will be deferred to the Promised Fee Shares Account. The Director may irrevocably elect to defer the remaining amount of Fees not deferred mandatorily to the Cash Account.

The Election Form may be used to irrevocably elect deferral of the remaining amount of Fees which the Director is entitled to the Cash Account or the Promised Fee Shares Account. The Election Form when properly completed and filed with Bancorp shall only be effective to defer Fees earned (i) after the date the Election Form is received by the Bancorp and (ii) with respect to elections for deferral to the Promised Fee Shares Account if such election is made at least six months prior to the beginning of the Director's next election term for continuing directors or just prior to the election term for new directors and with respect to elections to the Cash Account only if such election is made at least 30 days prior to the start of the election term for existing directors or prior to the first date of the election term for new directors.

         2.3 Election Changes. The Director may irrevocably change the deferral elections for an election term after the initial term by filing an Election Form that is properly completed with the Bancorp. If no new Election Form is filed for the Director for the any election term after the initial election term, then the Election Form as most recently filed by the Director with the Bancorp shall be controlling. The new Election Form shall not be effective for the next election term unless (i) the new Election Form is properly completed and filed with the Bancorp prior to the beginning of the next election term and (ii) with respect to an election change to increase or decrease deferrals to the Promised Fee Shares Account such new Election Form is filed with Bancorp at least six months prior to the beginning of the Director's next election term or with respect to an election change to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) such new Election Form is filed with the Bancorp at least 30 days prior to the beginning of the Director's next election term.

         2.4 Hardship. In the event the Director incurs a severe financial hardship as defined in the Plan, the Director's deferral schedule with respect to his Cash Account or Promised Fee Share Account may be revised as provided for in the Plan.

                                                     ARTICLE 3

                                                 Deferral Account

         3.1 Establishing and Crediting. The Bancorp shall establish deferral accounts on its books for the Director, and shall credit to the deferral accounts the following amounts:

         3.2 Deferrals to the Promised Fee Shares Account. The Promised Fee Shares Account will be credited with the number of Shares, including fractions, which could have been purchased had the amount of the Fees deferred mandatorily and at the election of the Director to the Promised Fee Shares Account accrued during a Deferral Period been used to purchase Shares on the date such Fees would have been paid had they not been deferred, at a price per share equal to the Fair Market Value on such date. Dividends and distributions on Shares shall be credited to the Promised Fee Shares Account as set forth in the Plan. Adjustments for a stock split, stock dividend, recapitalization, merger or similar event shall be made as provided for in the Plan.

         3.3 Deferrals to the Cash Account. The Fees deferred at the election of the Director to the Cash Account as of the time such Fees would have otherwise been paid to the Director shall be credited to the Director's Cash Account. Interest shall accrue on the Cash Account balance as provided for in the Plan and in this Agreement.

         3.4 Statement of Accounts. The Bancorp shall provide to the Director, within one hundred twenty (120) days after each anniversary of this Agreement, a statement setting forth the deferral account balances.

         3.5 Accounting Device Only. The deferral accounts are solely a device for measuring amounts to be paid under this Agreement. The deferral accounts are not a trust fund of any kind. The Director is a general unsecured creditor of the Bancorp for the payment of benefits. The benefits represent the mere Bancorp promise to pay such benefits. The Director's rights to such benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.


                                                     ARTICLE 4

                                            Payment of Deferred Amounts

         4.1 Payment. Within 10 business days after the Distribution Date, the Bancorp shall pay to the Director (i) the amount in cash equal to the Cash Account balance including interest to the Distribution Date and (ii) deliver the number of Shares equal to the whole number of Shares in the Promised Fee Shares Account and cash in the amount equal to the fraction share in the Promised Fee Shares Account times the Fair Market Value as of the Distribution Date or in lieu of such Shares and cash, cash in an amount equal to the number of Shares in the Promised Fee Shares Account times the Fair Market Value at the Distribution Date at the election of the Director.

         4.2 Hardship Distribution. Upon the determination of the Bancorp's Board of Director (following petition by the Director) that the Director has suffered a severe financial hardship as described in Section 2.4, the Bancorp shall distribute to the Director all or portion of the balances of the deferral accounts as determined by the Bancorp, but in no event shall the distribution be greater than is necessary to relieve the severe financial hardship.

                                                     ARTICLE 5

                                                   Beneficiaries

         5.1 Beneficiary Designations. The Director shall designate a beneficiary and contingent beneficiary by filing a written designation with the Bancorp attached as Exhibit II. The Director may revoke and modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Director and accepted by the Bancorp during the Director's lifetime. The Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's surviving spouse, if any, and if none, to the Director's estate.

         5.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Bancorp may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Bancorp may require proof of incompetency, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bancorp from all liability with respect to such benefit.

                                                     ARTICLE 6

                                            Amendments and Termination

         The Bancorp's board of directors may amend or terminate this Agreement at any time if, pursuant to legislative, judicial or regulatory action, continuation of the Agreement would (i) cause benefits to be taxable to the Director prior to actual receipt, or (ii) result in significant financial penalties or other significantly detrimental ramifications to the Bancorp (other than the financial impact of paying the benefits). In no event shall this Agreement be terminated without payment and delivery to the Director of the balances of the deferral accounts attributable to the Director's deferrals and interest credited on such amounts. In the event the Plan is terminated (i) no further deferrals pursuant to Article 3 of this Agreement shall be made, (ii) Shares in the Promised Fee Shares Account shall continue to be credited for dividends, distributions and adjustments and amounts in the Cash Account shall continue to be credited with interest as if the Plan were still in effect with respect to such, and (iii) delivery of amounts from the Cash Account and Shares from the Promised Fee Shares Account will be made as if the Plan were still in effect with respect to such.

                                                     ARTICLE 7

                                                   Miscellaneous

         7.1 Binding Effect. This Agreement shall bind the Director and the Bancorp, and their beneficiaries, survivors, executors, administrators and transferees.

         7.2 No Guaranty of Directorship. This Agreement is not a contract for services. It does not give the Director the right to remain a director of the Bancorp, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a director nor interfere with the Director's right to terminate services at any time.

         7.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

         7.4 Tax Withholding. The Bancorp shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

         7.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of California, except to the extent preempted by the laws of the United States of America.

         7.6 Unfunded Arrangement. The Director and beneficiary are general unsecured creditors of the Bancorp for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bancorp to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Director.

IN WITNESS WHEREOF, the Director and a duly authorized Bancorp officer have signed this Agreement.

DIRECTOR
                              SIERRA TAHOE BANCORP



/s/ Thomas M. Watson
                            By: /s/ Richard Belstock


                              Title: SVP/Controller



                                         Consent of the Director's Spouse
                                           to the Deferred Fee Agreement



I, _____________, being the spouse of _________, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Deferred Fee Agreement (including the elections made on Exhibit I to such Deferred Fee Agreement) entered into by my spouse on ______________, 1996. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated:   6/19   , 1996
                              /s/ Elizabeth Watson

                              _____________, Spouse

                                                     EXHIBIT I

                                              DEFERRAL ELECTION FORM


I elect to defer fees under my Deferred Fee Agreement with the Bancorp as follows:


                                         Deferral Options (choose only one)
___     I elect to take the remaining 2/3 of my Fees in cash currently.

 X I elect to defer the remaining 2/3 of my Fees to the Promised Shares Account.(1)

___ I elect to defer ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

___ I elect to defer __% of the remaining 2/3 of my Fees to the Promised Shares Account, ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

- --------------------------------------------------------------------------------

I understand that I may change my deferrals by filing a new election form with the Bancorp; provided, however, (i) that any subsequent election will not be effective until the next election term following the date on which the new election form is received by the Bancorp, (ii) that any election to increase or decrease deferrals to the Promised Fee Shares Account will not be effective for the next election term unless made six months prior to the next election term or prior to the start of the election term for new directors, and (iii) that any election to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) will not be effective for the next election term unless made 30 days prior to the next election term or prior to the start of the election term for new directors.



                                                              DIRECTOR




Date:________________________

                                               By: /s/ Thomas M. Watson

                                               Title:__________________________



(1) If this is your initial election do not file an election form to defer the remaining 2/3 of your fees, as the remaining 2/3 of your fees will be deferred in the Promised Fee Shares Account when no election is made.

                                                    EXHIBIT II

                                           BENEFICIARY DESIGNATION FORM


I designate the following as beneficiary of benefits under the Deferred Fee Agreement payable following my death:

Primary: Elizabeth G. Watson
Address and Relationship: 208 Observation Drive
 Tahoe City, Cal

Contingent: Katie Supple 50% Matthew Supple
Address and Relationship: 208 Observation Dr.  Tahoe
 City, Cal   Stepdaughter & stepson

NOTE:To name a trust as beneficiary, please provide the name of the trustee and the exact date of the trust agreement.

In the event the primary beneficiary is not the spouse of the Executive, the spouse of the Executive will need to sign the attached Spousal Consent and such signature must be notarized.

THE RIGHT TO REVOKE OR CHANGE ANY BENEFICIARY DESIGNATION IS
HEREBY RESERVED.  ANY PRIOR DESIGNATION OF PRIMARY BENEFICIARIES
AND SECONDARY BENEFICIARIES IS HEREBY REVOKED.

I understand that I may change these beneficiary designations by filing a new written designation with the Bancorp. I further understand that the above designation will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary, in the event of the dissolution of our marriage.



Date: 6/19/96
                                   By: /s/ Thomas M. Watson


                                   Title:____________________________

Accepted by the Bancorp this 19 day of June, 1996.



                            By: /s/ Richard Belstock


                             Title: SVP/ Controller

                                         Consent of the Director's Spouse

                                       to the Above Beneficiary Designation



I, _____________, being the spouse of _________, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Beneficiary Designation which relates to the Deferred Fee Agreement entered into by my spouse on ______________, 1996. I understand that the above Beneficiary Designation adversely affects my community property interest in the benefits provided for under the terms of the Deferred Fee Agreement. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated: 6/19, 1996
                              /s/ Elizabeth Watson

                                     _____________, Spouse

                                           CERTIFICATE OF ACKNOWLEDGMENT
                                                 OF NOTARY PUBLIC

State of California    )
                               ) ss.
County of ________)

On ________________,  1996, before me,  ______________,  Notary Public, State of
California, personally appeared ______________

[ ]      personally know to me - OR
[ ]      proved to me on the basis of satisfactory evidence

to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signatures(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.

                    ----------------------------------------
         Notary Public

                    State of California
(Seal)

Capacity Claimed by Signer:

[ ]      Individual(s) Signing for Oneself/Themselves

[ ]      Corporate Officer(s)   _________________________  _____________________
                                          Title                      Company

                                -------------------------  ---------------------
                                            Title                 Company

[ ]      Partner(s)  ___________________________________________________________
                                                                     Partnership

[ ]      Trustees(s)  _________________________________________________________
                                                                           Trust

[ ]      Attorney-in-Fact  ____________________________   ______________________
                                  Principal                          Principal
[ ]      Other  __________________________________  ___________________________
                        Entity(ies) Represented         Entity(ies) Represented
>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>
Title or Type of Document:_____________________________________________________

Date of Document:__________________ Number of Pages:___________________________

Signer(s) Other Than Named Above:______________________________________________

                                                   EXHIBIT 10.3

                                              DEFERRED FEE AGREEMENT

                                                 ELECTION FORM AND
                                           BENEFICIARY DESIGNATION FORM


THIS AGREEMENT is made this 12 day of June, 1996 by and between Sierra Tahoe Bancorp (the "Bancorp"), and R. Coppola (the "Director").


                                                   INTRODUCTION

The Board of Directors of Bancorp adopted the Sierra Tahoe Bancorp Board of Directors Deferred Compensation and Stock Award Plan ("Plan") to enable outside directors of the Bancorp to defer receipt of compensation for their services to later years and to provide part or all of their compensation in a promise to deliver shares of Bancorp common stock ("Shares") at a future date. The Plan's feature of promised Shares increases the Bancorp's outside directors' interest in Bancorp and attempts to align the interests of the outside directors with those of the shareholders of the Bancorp.


                                                     AGREEMENT

The Director and the Bancorp agree as follows:

                                                     ARTICLE 1

                                                    Definitions

           Capitalized terms used in this Agreement have the meanings defined either as set forth below or in the Plan:

                    1.1 "Cash Account" means a bookkeeping account established for the Director for credits of deferrals of cash as elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be to that section as it now exists and to any successor provision.

                    1.3 "Distribution Date" means the date at the time of Termination of Service.

                    1.4  "Election Form" means the Form attached as Exhibit I.

                    1.5 "Fees" means the total director fees payable to the Director for services provided at Bancorp's regular meetings of the Board of Directors (excluding fees for meetings of committees of the Board of Directors).


TRB-05109610.1b-5/31
                                                         1

                    1.6 "Promised Shares Fee Account" means a bookkeeping account established for the Director for credits of deferrals in promised fee Shares as required and/or elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.7 "Termination of Service" means the Director's ceasing to be a member of the Bancorp's Board of Directors for any reason whatsoever.

                    1.8 "Shares" means shares of common stock of Sierra Tahoe Bancorp.


                                                     ARTICLE 2

                                     Mandatory Deferral and Optional Deferral

         2.1 Mandatory Deferral of 1/3 of Fees. The Director acknowledges that the Plan provides for the mandatory deferral of 1/3 of the Fees to the Promised Fee Shares Account.

         2.2 Initial Election. The Director may make an initial irrevocable deferral election under this Agreement by filing with the Bancorp a properly completed Election Form. If no initial deferral is made all of the Fees will be deferred to the Promised Fee Shares Account. The Director may irrevocably elect to defer the remaining amount of Fees not deferred mandatorily to the Cash Account.

The Election Form may be used to irrevocably elect deferral of the remaining amount of Fees which the Director is entitled to the Cash Account or the Promised Fee Shares Account. The Election Form when properly completed and filed with Bancorp shall only be effective to defer Fees earned (i) after the date the Election Form is received by the Bancorp and (ii) with respect to elections for deferral to the Promised Fee Shares Account if such election is made at least six months prior to the beginning of the Director's next election term for continuing directors or just prior to the election term for new directors and with respect to elections to the Cash Account only if such election is made at least 30 days prior to the start of the election term for existing directors or prior to the first date of the election term for new directors.

         2.3 Election Changes. The Director may irrevocably change the deferral elections for an election term after the initial term by filing an Election Form that is properly completed with the Bancorp. If no new Election Form is filed for the Director for the any election term after the initial election term, then the Election Form as most recently filed by the Director with the Bancorp shall be controlling. The new Election Form shall not be effective for the next election term unless (i) the new Election Form is properly completed and filed with the Bancorp prior to the beginning of the next election term and (ii) with respect to an election change to increase or decrease deferrals to the Promised Fee Shares Account such new Election Form is filed with Bancorp at least six months prior to the beginning of the Director's next election term or with respect to an election change to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) such new Election Form is filed with the Bancorp at least 30 days prior to the beginning of the Director's next election term.

         2.4 Hardship. In the event the Director incurs a severe financial hardship as defined in the Plan, the Director's deferral schedule with respect to his Cash Account or Promised Fee Share Account may be revised as provided for in the Plan.

                                                     ARTICLE 3

                                                 Deferral Account

         3.1 Establishing and Crediting. The Bancorp shall establish deferral accounts on its books for the Director, and shall credit to the deferral accounts the following amounts:

         3.2 Deferrals to the Promised Fee Shares Account. The Promised Fee Shares Account will be credited with the number of Shares, including fractions, which could have been purchased had the amount of the Fees deferred mandatorily and at the election of the Director to the Promised Fee Shares Account accrued during a Deferral Period been used to purchase Shares on the date such Fees would have been paid had they not been deferred, at a price per share equal to the Fair Market Value on such date. Dividends and distributions on Shares shall be credited to the Promised Fee Shares Account as set forth in the Plan. Adjustments for a stock split, stock dividend, recapitalization, merger or similar event shall be made as provided for in the Plan.

         3.3 Deferrals to the Cash Account. The Fees deferred at the election of the Director to the Cash Account as of the time such Fees would have otherwise been paid to the Director shall be credited to the Director's Cash Account. Interest shall accrue on the Cash Account balance as provided for in the Plan and in this Agreement.

         3.4 Statement of Accounts. The Bancorp shall provide to the Director, within one hundred twenty (120) days after each anniversary of this Agreement, a statement setting forth the deferral account balances.

         3.5 Accounting Device Only. The deferral accounts are solely a device for measuring amounts to be paid under this Agreement. The deferral accounts are not a trust fund of any kind. The Director is a general unsecured creditor of the Bancorp for the payment of benefits. The benefits represent the mere Bancorp promise to pay such benefits. The Director's rights to such benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.


                                                     ARTICLE 4

                                            Payment of Deferred Amounts

         4.1 Payment. Within 10 business days after the Distribution Date, the Bancorp shall pay to the Director (i) the amount in cash equal to the Cash Account balance including interest to the Distribution Date and (ii) deliver the number of Shares equal to the whole number of Shares in the Promised Fee Shares Account and cash in the amount equal to the fraction share in the Promised Fee Shares Account times the Fair Market Value as of the Distribution Date or in lieu of such Shares and cash, cash in an amount equal to the number of Shares in the Promised Fee Shares Account times the Fair Market Value at the Distribution Date at the election of the Director.

         4.2 Hardship Distribution. Upon the determination of the Bancorp's Board of Director (following petition by the Director) that the Director has suffered a severe financial hardship as described in Section 2.4, the Bancorp shall distribute to the Director all or portion of the balances of the deferral accounts as determined by the Bancorp, but in no event shall the distribution be greater than is necessary to relieve the severe financial hardship.

                                                     ARTICLE 5

                                                   Beneficiaries

         5.1 Beneficiary Designations. The Director shall designate a beneficiary and contingent beneficiary by filing a written designation with the Bancorp attached as Exhibit II. The Director may revoke and modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Director and accepted by the Bancorp during the Director's lifetime. The Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's surviving spouse, if any, and if none, to the Director's estate.

         5.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Bancorp may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Bancorp may require proof of incompetency, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bancorp from all liability with respect to such benefit.

                                                     ARTICLE 6

                                            Amendments and Termination

         The Bancorp's board of directors may amend or terminate this Agreement at any time if, pursuant to legislative, judicial or regulatory action, continuation of the Agreement would (i) cause benefits to be taxable to the Director prior to actual receipt, or (ii) result in significant financial penalties or other significantly detrimental ramifications to the Bancorp (other than the financial impact of paying the benefits). In no event shall this Agreement be terminated without payment and delivery to the Director of the balances of the deferral accounts attributable to the Director's deferrals and interest credited on such amounts. In the event the Plan is terminated (i) no further deferrals pursuant to Article 3 of this Agreement shall be made, (ii) Shares in the Promised Fee Shares Account shall continue to be credited for dividends, distributions and adjustments and amounts in the Cash Account shall continue to be credited with interest as if the Plan were still in effect with respect to such, and (iii) delivery of amounts from the Cash Account and Shares from the Promised Fee Shares Account will be made as if the Plan were still in effect with respect to such.




                                                     ARTICLE 7

                                                   Miscellaneous

         7.1 Binding Effect. This Agreement shall bind the Director and the Bancorp, and their beneficiaries, survivors, executors, administrators and transferees.

         7.2 No Guaranty of Directorship. This Agreement is not a contract for services. It does not give the Director the right to remain a director of the Bancorp, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a director nor interfere with the Director's right to terminate services at any time.

         7.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

         7.4 Tax Withholding. The Bancorp shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

         7.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of California, except to the extent preempted by the laws of the United States of America.

         7.6 Unfunded Arrangement. The Director and beneficiary are general unsecured creditors of the Bancorp for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bancorp to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Director.

IN WITNESS WHEREOF, the Director and a duly authorized Bancorp officer have signed this Agreement.

DIRECTOR
                              SIERRA TAHOE BANCORP



/s/ Ralph J. Coppola
                            By: /s/ Richard Belstock


                             Title: SVP/ Controller



                                         Consent of the Director's Spouse
                                           to the Deferred Fee Agreement



I, Carol, being the spouse of Ralph, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Deferred Fee Agreement (including the elections made on Exhibit I to such Deferred Fee Agreement) entered into by my spouse on ______________, 1996. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated: June 12, 1996
                                /s/ Carol Coppola


                                   _____________, Spouse

                                                     EXHIBIT I

                                              DEFERRAL ELECTION FORM


I elect to defer fees under my Deferred Fee Agreement with the Bancorp as follows:


                                         Deferral Options (choose only one)
___     I elect to take the remaining 2/3 of my Fees in cash currently.

___ I elect to defer the remaining 2/3 of my Fees to the Promised Shares Account.(1)

___ I elect to defer ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

___ I elect to defer 100% of the remaining 2/3 of my Fees to the Promised Shares Account, ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

- --------------------------------------------------------------------------------

I understand that I may change my deferrals by filing a new election form with the Bancorp; provided, however, (i) that any subsequent election will not be effective until the next election term following the date on which the new election form is received by the Bancorp, (ii) that any election to increase or decrease deferrals to the Promised Fee Shares Account will not be effective for the next election term unless made six months prior to the next election term or prior to the start of the election term for new directors, and (iii) that any election to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) will not be effective for the next election term unless made 30 days prior to the next election term or prior to the start of the election term for new directors.



                                                              DIRECTOR




Date: June 12, 1996
                                                       By: /s/ Ralph J. Coppola


                                                        Title: Director
- ------------

(1) If this is your initial election do not file an election form to defer the remaining 2/3 of your fees, as the remaining 2/3 of your fees will be deferred in the Promised Fee Shares Account when no election is made.

                                                    EXHIBIT II

                                           BENEFICIARY DESIGNATION FORM


I designate the following as beneficiary of benefits under the Deferred Fee Agreement payable following my death:

Primary: Coppola Family Trust 8/22/88 Ralph/ Carol Coppola JTE
Address and Relationship:______________________________________________________
   4815 Rio Pinar Reno NV 89509 (Trust

Contingent: Ralph Stephen Coppola/ Gregory John Coppola
Address and Relationship: 1/2 each to each son
   Same

NOTE:To name a trust as beneficiary, please provide the name of the trustee and the exact date of the trust agreement.

In the event the primary beneficiary is not the spouse of the Executive, the spouse of the Executive will need to sign the attached Spousal Consent and such signature must be notarized.

THE RIGHT TO REVOKE OR CHANGE ANY BENEFICIARY DESIGNATION IS
HEREBY RESERVED.  ANY PRIOR DESIGNATION OF PRIMARY BENEFICIARIES
AND SECONDARY BENEFICIARIES IS HEREBY REVOKED.

I understand that I may change these beneficiary designations by filing a new written designation with the Bancorp. I further understand that the above designation will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary, in the event of the dissolution of our marriage.



Date: 12 June 1996
                                                 By: /s/ Ralph J. Coppola



                                                    Title: Director
Accepted by the Bancorp this 27 day of June, 1996.



                            By: /s/ Richard Belstock


                             Title: SVP/ Controller

                                         Consent of the Director's Spouse

                                       to the Above Beneficiary Designation



I, Carol, being the spouse of Ralph, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Beneficiary Designation which relates to the Deferred Fee Agreement entered into by my spouse on ______________, 1996. I understand that the above Beneficiary Designation adversely affects my community property interest in the benefits provided for under the terms of the Deferred Fee Agreement. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated: June 12, 1996
                                         /s/ Carol Coppola

                                         _____________, Spouse

                                           CERTIFICATE OF ACKNOWLEDGMENT
                                                 OF NOTARY PUBLIC

State of California    )
                               ) ss.
County of ________)

On ________________,  1996, before me,  ______________,  Notary Public, State of
California, personally appeared ______________

[ ]      personally know to me - OR
[ ]      proved to me on the basis of satisfactory evidence

to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signatures(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.


                    ----------------------------------------

                    Notary Public

                    State of California
(Seal)

Capacity Claimed by Signer:

[ ]      Individual(s) Signing for Oneself/Themselves

[ ]      Corporate Officer(s)   _________________________  _____________________

                                      Title                           Company

                                -----------------------  ----------------------
                                       Title                          Company

[ ]      Partner(s)  ___________________________________________________________
                                                                  Partnership

[ ]      Trustees(s)  _________________________________________________________
                                                                          Trust

[ ]      Attorney-in-Fact  ________________________   __________________________
                                    Principal                    Principal

[ ]      Other  __________________________________  ___________________________
                   Entity(ies) Represented              Entity(ies) Represented
>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>
Title or Type of Document:_____________________________________________________

Date of Document:__________________ Number of Pages:___________________________

Signer(s) Other Than Named Above:______________________________________________

                                                   EXHIBIT 10.4

                                              DEFERRED FEE AGREEMENT

                                                 ELECTION FORM AND
                                           BENEFICIARY DESIGNATION FORM


THIS AGREEMENT is made this 23rd day of May, 1996 by and between Sierra Tahoe Bancorp (the "Bancorp"), and Ronald A. Johnson (the "Director").


                                                   INTRODUCTION

The Board of Directors of Bancorp adopted the Sierra Tahoe Bancorp Board of Directors Deferred Compensation and Stock Award Plan ("Plan") to enable outside directors of the Bancorp to defer receipt of compensation for their services to later years and to provide part or all of their compensation in a promise to deliver shares of Bancorp common stock ("Shares") at a future date. The Plan's feature of promised Shares increases the Bancorp's outside directors' interest in Bancorp and attempts to align the interests of the outside directors with those of the shareholders of the Bancorp.


                                                     AGREEMENT

The Director and the Bancorp agree as follows:

                                                     ARTICLE 1

                                                    Definitions

           Capitalized terms used in this Agreement have the meanings defined either as set forth below or in the Plan:

                    1.1 "Cash Account" means a bookkeeping account established for the Director for credits of deferrals of cash as elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be to that section as it now exists and to any successor provision.

                    1.3 "Distribution Date" means the date at the time of Termination of Service.

                    1.4  "Election Form" means the Form attached as Exhibit I

                    1.5 "Fees" means the total director fees payable to the Director for services provided at Bancorp's regular meetings of the board of directors (excluding fees for meetings of committees of the Board of Directors).


TRB-05109610.1a-5/22
                                                         1

                    1.6 "Promised Shares Fee Account" means a bookkeeping account established for the Director for credits of deferrals in promised fee Shares as required and/or elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.7 "Termination of Service" means the Director's ceasing to be a member of the Bancorp's Board of Directors for any reason whatsoever.

                    1.8 "Shares" means shares of common stock of Sierra Tahoe Bancorp.


                                                     ARTICLE 2

                                     Mandatory Deferral and Optional Deferral

         2.1 Mandatory Deferral of 1/3 of Fees. The Director acknowledges that the Plan provides for the mandatory deferral of 1/3 of the Fees to the Promised Fee Shares Account.

         2.2 Initial Election. The Director may make an initial irrevocable deferral election under this Agreement by filing with the Bancorp a properly completed Election Form. If no initial deferral is made all of the Fees will be deferred to the Promised Fee Shares Account. The Director may irrevocably elect to defer the remaining amount of Fees not deferred mandatorily to the Cash Account.

The Election Form may be used to irrevocably elect deferral of the remaining amount of Fees which the Director is entitled to the Cash Account or the Promised Fee Shares Account. The Election Form when properly completed and filed with Bancorp shall only be effective to defer Fees earned (i) after the date the Election Form is received by the Bancorp and (ii) with respect to elections for deferral to the Promised Fee Shares Account if such election is made at least six months prior to the beginning of the director's next election term for continuing directors or just prior to the election term for new directors and with respect to elections to the Cash Account only if such election is made at least 30 days prior to the start of the election term for existing directors or prior to the first date of the election term for new directors.

         2.3 Election Changes. The Director may irrevocably change the deferral elections for an election term after the initial term by filing an Election Form that is properly completed with the Bancorp. If no new Election Form is filed for the Director for the any election term after the initial election term, then the Election Form as most recently filed by the Director with the Bancorp shall be controlling. The new Election Form shall not be effective for the next election term unless (i) the new Election Form is properly completed and filed with the Bancorp prior to the beginning of the next election term and (ii) with respect to an election change to increase or decrease deferrals to the Promised Fee Shares Account such new Election Form is filed with Bancorp at least six months prior to the beginning of the Director's next election term or with respect to an election change to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) such new Election Form is filed with the Bancorp at least 30 days prior to the beginning of the Director's next election term.

         2.4 Hardship. In the event the Director incurs a severe financial hardship, the Director's deferral schedule with respect to his Cash Account or Promised Fee Share Account shall be revised by the Bancorp's board of directors (or an authorized committee of the Bancorp's board of directors) to the extent necessary to eliminate the severe financial hardship. The severe financial hardship must be caused by an accident, illness, or an event beyond the control of the Director.

                                                     ARTICLE 3

                                                 Deferral Account

         3.1 Establishing and Crediting. The Bancorp shall establish a deferral accounts on its books for the Director, and shall credit to the deferral accounts the following amounts:

         3.2 Deferrals to the Promised Fee Shares Account. The Promised Fee Shares Account will be credited with the number of Shares, including fractions, which could have been purchased had the amount of the Fees deferred mandatorily and at the election of the Director to the Promised Fee Shares Account accrued during a Deferral Period been used to purchase Shares on the date such Fees would have been paid had they not been deferred, at a price per share equal to the Fair Market Value on such date. Dividends and distributions on Shares shall be credited to the Promised Fee Shares Account as set forth in the Plan. Adjustments for a stock split, stock dividend, recapitalization, merger or similar event shall be made as provided for in the Plan.

         3.3 Deferrals to the Cash Account. The Fees deferred at the election of the Director to the Cash Account as of the time such Fees would have otherwise been paid to the Director shall be credited to the Director's Cash Account. Interest shall accrue on the Cash Account balance as provided for in the Plan and in this Agreement.

         3.4 Statement of Accounts. The Bancorp shall provide to the Director, within one hundred twenty (120) days after each anniversary of this Agreement, a statement setting forth the deferral account balances.

         3.5 Accounting Device Only. The deferral accounts are solely a device for measuring amounts to be paid under this Agreement. The deferral accounts are not a trust fund of any kind. The Director is a general unsecured creditor of the Bancorp for the payment of benefits. The benefits represent the mere Bancorp promise to pay such benefits. The Director's rights to such benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.


                                                     ARTICLE 4

                                            Payment of Deferred Amounts

         4.1 Payment. Within 10 business days after the Distribution Date, the Bancorp shall pay to the Director (i) the amount in cash equal to the Cash Account balance including interest to the Distribution Date and (ii) deliver the number of Shares equal to the whole number of Shares in the Promised Fee Shares Account and cash in the amount equal to the fraction share in the Promised Fee Shares Account times the Fair Market Value as of the Distribution Date or in lieu of such Shares and cash, cash in an amount equal to the number of Shares in the Promised Fee Shares Account times the Fair Market Value at the Distribution Date at the election of the Director.

         4.2 Hardship Distribution. Upon the determination of the Bancorp's Board of Director (following petition by the Director) that the Director has suffered a severe financial hardship as described in Section

2.4, the Bancorp shall distribute to the Director all or portion of the balances of the deferral accounts as determined by the Bancorp, but in no event shall the distribution be greater than is necessary to relieve the severe financial hardship.

                                                     ARTICLE 5

                                                   Beneficiaries

         5.1 Beneficiary Designations. The Director shall designate a beneficiary and contingent beneficiary by filing a written designation with the Bancorp attached as Exhibit II. The Director may revoke and modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Director and accepted by the Bancorp during the Director's lifetime. The Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's surviving spouse, if any, and if none, to the Director's estate.

         5.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Bancorp may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Bancorp may require proof of incompetency, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bancorp from all liability with respect to such benefit.

                                                     ARTICLE 6

                                           Claims and Review Procedures

         6.1 Claims Procedure. The Bancorp shall notify the Director's beneficiary in writing, within ninety (90) days of his or her written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Bancorp determines that the beneficiary is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the beneficiary wishes to have the claim reviewed. If the Bancorp determines that there are special circumstances requiring additional time to make a decision, the Bancorp shall notify the beneficiary of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

         6.2 Review Procedure. If the beneficiary is determined by the Bancorp not to be eligible for benefits, or if the beneficiary believes that he or she is entitled to greater or different benefits, the beneficiary shall have the opportunity to have such claim reviewed by the Bancorp by filing a petition for review with the Bancorp within sixty (60) days after receipt of the notice issued by the Bancorp. Said petition shall state the specific reasons which the beneficiary believes entitle him or her to benefits or to greater or different benefits.

         Within sixty (60) days after receipt by the Bancorp of the petition, the Bancorp shall afford the beneficiary (and counsel, if any) an opportunity to present his or her position to the Bancorp orally or in writing, and the beneficiary (or counsel) shall have the right to review the pertinent documents. The Bancorp shall notify the beneficiary of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the beneficiary and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Bancorp, but notice of this deferral shall be given to the beneficiary.

                                                     ARTICLE 7

                                            Amendments and Termination

         The Bancorp's board of directors may amend or terminate this Agreement at any time if, pursuant to legislative, judicial or regulatory action, continuation of the Agreement would (i) cause benefits to be taxable to the Director prior to actual receipt, or (ii) result in significant financial penalties or other significantly detrimental ramifications to the Bancorp (other than the financial impact of paying the benefits). In no event shall this Agreement be terminated without payment and delivery to the Director of the balances of the deferral accounts attributable to the Director's deferrals and interest credited on such amounts. In the event the Plan is terminated (i) no further deferrals pursuant to Article 3 of this Agreement shall be made, (ii) Shares in the Promised Fee Shares Account shall continue to be credited for dividends, distributions and adjustments and amounts in the Cash Account shall continue to be credited with interest as if the Plan were still in effect with respect to such, and (iii) delivery of amounts from the Cash Account and Shares from the Promised Fee Shares Account will be made as if the Plan were still in effect with respect to such.

                                                     ARTICLE 8

                                                   Miscellaneous

         8.1 Binding Effect. This Agreement shall bind the Director and the Bancorp, and their beneficiaries, survivors, executors, administrators and transferees.

         8.2 No Guaranty of Directorship. This Agreement is not a contract for services. It does not give the Director the right to remain a director of the Bancorp, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a director nor interfere with the Director's right to terminate services at any time.

         8.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

         8.4 Tax Withholding. The Bancorp shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

         8.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of California, except to the extent preempted by the laws of the United States of America.

         8.6 Unfunded Arrangement. The Director and beneficiary are general unsecured creditors of the Bancorp for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bancorp to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Director.

IN WITNESS WHEREOF, the Director and a duly authorized Bancorp officer have signed this Agreement.

DIRECTOR
                              SIERRA TAHOE BANCORP



/s/ Ronald A. Johnson
                            By: /s/ Richard Belstock


                             Title: SVP/ Controller

                                                     EXHIBIT I

                                              DEFERRAL ELECTION FORM


I elect to defer fees under my Deferred Fee Agreement with the Bancorp as follows:


                                         Deferral Options (choose only one)
 X I elect to take the remaining 2/3 of my Fees in cash currently.

___     I elect to defer the remaining 2/3 of my Fees to the Promised Shares
        Account.1

___ I elect to defer ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

___ I elect to defer __% of the remaining 2/3 of my Fees to the Promised Shares Account, ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------

I understand that I may change my deferrals by filing a new election form with the Bancorp; provided, however, (i) that any subsequent election will not be effective until the next election term following the date on which the new election form is received by the Bancorp, (ii) that any election to increase or decrease deferrals to the Promised Fee Shares Account will not be effective for the next election term unless made six months prior to the next election term or prior to the start of the election term for new directors, and (iii) that any election to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) will not be effective for the next election term unless made 30 days prior to the next election term or prior to the start of the election term for new directors.



                                                              DIRECTOR




Date: 5/23/96
                                                      By: /s/ Ronald A. Johnson


                                                       Title: Director
- --------
         1 If this is your initial election do not file an election form to defer the remaining 2/3 of your fees, as the remaining 2/3 of your fees will be deferred in the Promised Fee Shares Account when no election is made.

                                                    EXHIBIT II

                                           BENEFICIARY DESIGNATION FORM


I designate the following as beneficiary of benefits under the Deferred Fee Agreement payable following my death:

Primary: Marilyn Johnson
Address and Relationship: 1010 LaRue    Reno
   Wife

Contingent: Jeffrey S. Johnson
Address and Relationship: 220 Mia   Sparks, NV
   Son

NOTE:To name a trust as beneficiary, please provide the name of the trustee and the exact date of the trust agreement.

In the event the primary beneficiary is not the spouse of the Executive, the spouse of the Executive will need to sign the attached Spousal Consent and such signature must be notarized.

THE RIGHT TO REVOKE OR CHANGE ANY BENEFICIARY DESIGNATION IS
HEREBY RESERVED.  ANY PRIOR DESIGNATION OF PRIMARY BENEFICIARIES
AND SECONDARY BENEFICIARIES IS HEREBY REVOKED.

I understand that I may change these beneficiary designations by filing a new written designation with the Bancorp. I further understand that the above designation will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary, in the event of the dissolution of our marriage.



Date: 5/23/96
                                                  By: /s/ Ronald A. Johnson


                                                   Title: Director

Accepted by the Bancorp this 24 day of May, 1996.



                            By: /s/ Richard Belstock


                             Title: SVP/ Controller

                                         Consent of the Director's Spouse

                                       to the Above Beneficiary Designation



I, _____________, being the spouse of _________, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Beneficiary Designation which relates to the Deferred Fee Agreement entered into by my spouse on ______________, 1996. I understand that the above Beneficiary Designation adversely affects my community property interest in the benefits provided for under the terms of the Deferred Fee Agreement. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated:_____________, 1996
                                                              ------------------

                          _____________, Spouse

                                           CERTIFICATE OF ACKNOWLEDGMENT
                                                 OF NOTARY PUBLIC

State of California    )
                               ) ss.
County of ________)

On ________________,  1996, before me,  ______________,  Notary Public, State of
California, personally appeared ______________

[ ]      personally know to me - OR
[ ]      proved to me on the basis of satisfactory evidence

to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signatures(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.


                    ----------------------------------------

                    Notary Public

                    State of California
(Seal)

Capacity Claimed by Signer:

[ ]      Individual(s) Signing for Oneself/Themselves

[ ]      Corporate Officer(s)   _________________________  _____________________
                                        Title                 Company

                                -------------------------  ---------------------
                                    Title                         Company

[ ]      Partner(s)  ___________________________________________________________
                                                                     Partnership

[ ]      Trustees(s)  __________________________________________________________
                                                                          Trust

[ ]      Attorney-in-Fact  ____________________________   ______________________
                                  Principal                        Principal

[ ]      Other  __________________________________  ___________________________
              Entity(ies) Represented                   Entity(ies) Represented
>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>
Title or Type of Document:_____________________________________________________

Date of Document:__________________ Number of Pages:____________________________

Signer(s) Other Than Named Above:______________________________________________

                                  EXHIBIT 10.5

                             DEFERRED FEE AGREEMENT

                                ELECTION FORM AND
                          BENEFICIARY DESIGNATION FORM


THIS AGREEMENT is made this 28 day of May, 1996 by and between Sierra Tahoe Bancorp (the "Bancorp"), and David W. Clark (the "Director").


                                                   INTRODUCTION

The Board of Directors of Bancorp adopted the Sierra Tahoe Bancorp Board of Directors Deferred Compensation and Stock Award Plan ("Plan") to enable outside directors of the Bancorp to defer receipt of compensation for their services to later years and to provide part or all of their compensation in a promise to deliver shares of Bancorp common stock ("Shares") at a future date. The Plan's feature of promised Shares increases the Bancorp's outside directors' interest in Bancorp and attempts to align the interests of the outside directors with those of the shareholders of the Bancorp.


                                                     AGREEMENT

The Director and the Bancorp agree as follows:

                                                     ARTICLE 1

                                                    Definitions

           Capitalized terms used in this Agreement have the meanings defined either as set forth below or in the Plan:

                    1.1 "Cash Account" means a bookkeeping account established for the Director for credits of deferrals of cash as elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be to that section as it now exists and to any successor provision.

                    1.3 "Distribution Date" means the date at the time of Termination of Service.

                    1.4  "Election Form" means the Form attached as Exhibit I

                    1.5 "Fees" means the total director fees payable to the Director for services provided at Bancorp's regular meetings of the board of directors (excluding fees for meetings of committees of the Board of Directors).


TRB-05109610.1a-5/22
                                                         1

                    1.6 "Promised Shares Fee Account" means a bookkeeping account established for the Director for credits of deferrals in promised fee Shares as required and/or elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.7 "Termination of Service" means the Director's ceasing to be a member of the Bancorp's Board of Directors for any reason whatsoever.

                    1.8 "Shares" means shares of common stock of Sierra Tahoe Bancorp.


                                                     ARTICLE 2

                                     Mandatory Deferral and Optional Deferral

         2.1 Mandatory Deferral of 1/3 of Fees. The Director acknowledges that the Plan provides for the mandatory deferral of 1/3 of the Fees to the Promised Fee Shares Account.

         2.2 Initial Election. The Director may make an initial irrevocable deferral election under this Agreement by filing with the Bancorp a properly completed Election Form. If no initial deferral is made all of the Fees will be deferred to the Promised Fee Shares Account. The Director may irrevocably elect to defer the remaining amount of Fees not deferred mandatorily to the Cash Account.

The Election Form may be used to irrevocably elect deferral of the remaining amount of Fees which the Director is entitled to the Cash Account or the Promised Fee Shares Account. The Election Form when properly completed and filed with Bancorp shall only be effective to defer Fees earned (i) after the date the Election Form is received by the Bancorp and (ii) with respect to elections for deferral to the Promised Fee Shares Account if such election is made at least six months prior to the beginning of the director's next election term for continuing directors or just prior to the election term for new directors and with respect to elections to the Cash Account only if such election is made at least 30 days prior to the start of the election term for existing directors or prior to the first date of the election term for new directors.

         2.3 Election Changes. The Director may irrevocably change the deferral elections for an election term after the initial term by filing an Election Form that is properly completed with the Bancorp. If no new Election Form is filed for the Director for the any election term after the initial election term, then the Election Form as most recently filed by the Director with the Bancorp shall be controlling. The new Election Form shall not be effective for the next election term unless (i) the new Election Form is properly completed and filed with the Bancorp prior to the beginning of the next election term and (ii) with respect to an election change to increase or decrease deferrals to the Promised Fee Shares Account such new Election Form is filed with Bancorp at least six months prior to the beginning of the Director's next election term or with respect to an election change to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) such new Election Form is filed with the Bancorp at least 30 days prior to the beginning of the Director's next election term.

         2.4 Hardship. In the event the Director incurs a severe financial hardship, the Director's deferral schedule with respect to his Cash Account or Promised Fee Share Account shall be revised by the Bancorp's board of directors (or an authorized committee of the Bancorp's board of directors) to the extent necessary to eliminate the severe financial hardship. The severe financial hardship must be caused by an accident, illness, or an event beyond the control of the Director.

                                                     ARTICLE 3

                                                 Deferral Account

         3.1 Establishing and Crediting. The Bancorp shall establish a deferral accounts on its books for the Director, and shall credit to the deferral accounts the following amounts:

         3.2 Deferrals to the Promised Fee Shares Account. The Promised Fee Shares Account will be credited with the number of Shares, including fractions, which could have been purchased had the amount of the Fees deferred mandatorily and at the election of the Director to the Promised Fee Shares Account accrued during a Deferral Period been used to purchase Shares on the date such Fees would have been paid had they not been deferred, at a price per share equal to the Fair Market Value on such date. Dividends and distributions on Shares shall be credited to the Promised Fee Shares Account as set forth in the Plan. Adjustments for a stock split, stock dividend, recapitalization, merger or similar event shall be made as provided for in the Plan.

         3.3 Deferrals to the Cash Account. The Fees deferred at the election of the Director to the Cash Account as of the time such Fees would have otherwise been paid to the Director shall be credited to the Director's Cash Account. Interest shall accrue on the Cash Account balance as provided for in the Plan and in this Agreement.

         3.4 Statement of Accounts. The Bancorp shall provide to the Director, within one hundred twenty (120) days after each anniversary of this Agreement, a statement setting forth the deferral account balances.

         3.5 Accounting Device Only. The deferral accounts are solely a device for measuring amounts to be paid under this Agreement. The deferral accounts are not a trust fund of any kind. The Director is a general unsecured creditor of the Bancorp for the payment of benefits. The benefits represent the mere Bancorp promise to pay such benefits. The Director's rights to such benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.


                                                     ARTICLE 4

                                            Payment of Deferred Amounts

         4.1 Payment. Within 10 business days after the Distribution Date, the Bancorp shall pay to the Director (i) the amount in cash equal to the Cash Account balance including interest to the Distribution Date and (ii) deliver the number of Shares equal to the whole number of Shares in the Promised Fee Shares Account and cash in the amount equal to the fraction share in the Promised Fee Shares Account times the Fair Market Value as of the Distribution Date or in lieu of such Shares and cash, cash in an amount equal to the number of Shares in the Promised Fee Shares Account times the Fair Market Value at the Distribution Date at the election of the Director.

         4.2 Hardship Distribution. Upon the determination of the Bancorp's Board of Director (following petition by the Director) that the Director has suffered a severe financial hardship as described in Section 2.4, the Bancorp shall distribute to the Director all or portion of the balances of the deferral accounts as determined by the Bancorp, but in no event shall the distribution be greater than is necessary to relieve the severe financial hardship.

                                                     ARTICLE 5

                                                   Beneficiaries

         5.1 Beneficiary Designations. The Director shall designate a beneficiary and contingent beneficiary by filing a written designation with the Bancorp attached as Exhibit II. The Director may revoke and modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Director and accepted by the Bancorp during the Director's lifetime. The Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's surviving spouse, if any, and if none, to the Director's estate.

         5.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Bancorp may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Bancorp may require proof of incompetency, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bancorp from all liability with respect to such benefit.

                                                     ARTICLE 6

                                           Claims and Review Procedures

         6.1 Claims Procedure. The Bancorp shall notify the Director's beneficiary in writing, within ninety (90) days of his or her written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Bancorp determines that the beneficiary is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the beneficiary wishes to have the claim reviewed. If the Bancorp determines that there are special circumstances requiring additional time to make a decision, the Bancorp shall notify the beneficiary of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

         6.2 Review Procedure. If the beneficiary is determined by the Bancorp not to be eligible for benefits, or if the beneficiary believes that he or she is entitled to greater or different benefits, the beneficiary shall have the opportunity to have such claim reviewed by the Bancorp by filing a petition for review with the Bancorp within sixty (60) days after receipt of the notice issued by the Bancorp. Said petition shall state the specific reasons which the beneficiary believes entitle him or her to benefits or to greater or different benefits.

         Within sixty (60) days after receipt by the Bancorp of the petition, the Bancorp shall afford the beneficiary (and counsel, if any) an opportunity to present his or her position to the Bancorp orally or in writing, and the beneficiary (or counsel) shall have the right to review the pertinent documents. The Bancorp shall notify the beneficiary of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the beneficiary and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Bancorp, but notice of this deferral shall be given to the beneficiary.

                                                     ARTICLE 7

                                            Amendments and Termination

         The Bancorp's board of directors may amend or terminate this Agreement at any time if, pursuant to legislative, judicial or regulatory action, continuation of the Agreement would (i) cause benefits to be taxable to the Director prior to actual receipt, or (ii) result in significant financial penalties or other significantly detrimental ramifications to the Bancorp (other than the financial impact of paying the benefits). In no event shall this Agreement be terminated without payment and delivery to the Director of the balances of the deferral accounts attributable to the Director's deferrals and interest credited on such amounts. In the event the Plan is terminated (i) no further deferrals pursuant to Article 3 of this Agreement shall be made, (ii) Shares in the Promised Fee Shares Account shall continue to be credited for dividends, distributions and adjustments and amounts in the Cash Account shall continue to be credited with interest as if the Plan were still in effect with respect to such, and (iii) delivery of amounts from the Cash Account and Shares from the Promised Fee Shares Account will be made as if the Plan were still in effect with respect to such.

                                                     ARTICLE 8

                                                   Miscellaneous

         8.1 Binding Effect. This Agreement shall bind the Director and the Bancorp, and their beneficiaries, survivors, executors, administrators and transferees.

         8.2 No Guaranty of Directorship. This Agreement is not a contract for services. It does not give the Director the right to remain a director of the Bancorp, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a director nor interfere with the Director's right to terminate services at any time.

         8.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

         8.4 Tax Withholding. The Bancorp shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

         8.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of California, except to the extent preempted by the laws of the United States of America.

         8.6 Unfunded Arrangement. The Director and beneficiary are general unsecured creditors of the Bancorp for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bancorp to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Director.

IN WITNESS WHEREOF, the Director and a duly authorized Bancorp officer have signed this Agreement.

DIRECTOR
                              SIERRA TAHOE BANCORP



/s/ David W. Clark
                            By: /s/ Richard Belstock


                             Title: SVP/ Controller

                                                     EXHIBIT I

                                              DEFERRAL ELECTION FORM


I elect to defer fees under my Deferred Fee Agreement with the Bancorp as follows:


                                         Deferral Options (choose only one)
 X I elect to take the remaining 2/3 of my Fees in cash currently.

___     I elect to defer the remaining 2/3 of my Fees to the Promised Shares
        Account.2

___ I elect to defer ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

___ I elect to defer __% of the remaining 2/3 of my Fees to the Promised Shares Account, ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
I understand that I may change my deferrals by filing a new election form with the Bancorp; provided, however, (i) that any subsequent election will not be effective until the next election term following the date on which the new election form is received by the Bancorp, (ii) that any election to increase or decrease deferrals to the Promised Fee Shares Account will not be effective for the next election term unless made six months prior to the next election term or prior to the start of the election term for new directors, and (iii) that any election to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) will not be effective for the next election term unless made 30 days prior to the next election term or prior to the start of the election term for new directors.



                                                              DIRECTOR




Date: 5/28/96
                                                    By: /s/ David W. Clark


                                                     Title:____________
         2 If this is your initial election do not file an election form to defer the remaining 2/3 of your fees, as the remaining 2/3 of your fees will be deferred in the Promised Fee Shares Account when no election is made.

                                                    EXHIBIT II

                                           BENEFICIARY DESIGNATION FORM


I designate the following as beneficiary of benefits under the Deferred Fee Agreement payable following my death:

Primary: David W. Clark Family Trust UTD April 15, 1975
Address and Relationship: PO 80456 Las Vegas NV 89180
- ------------------------------------------------------------------------------

Contingent:_____________________________________________________________________
Address and Relationship:_______________________________________________________
- ------------------------------------------------------------------------------

NOTE:To name a trust as beneficiary, please provide the name of the trustee and the exact date of the trust agreement.

In the event the primary beneficiary is not the spouse of the Executive, the spouse of the Executive will need to sign the attached Spousal Consent and such signature must be notarized.

THE RIGHT TO REVOKE OR CHANGE ANY BENEFICIARY DESIGNATION IS
HEREBY RESERVED.  ANY PRIOR DESIGNATION OF PRIMARY BENEFICIARIES
AND SECONDARY BENEFICIARIES IS HEREBY REVOKED.

I understand that I may change these beneficiary designations by filing a new written designation with the Bancorp. I further understand that the above designation will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary, in the event of the dissolution of our marriage.



Date: 5/28/96
                             By: /s/ David W. Clark


                              Title:____________________________

Accepted by the Bancorp this 3 day of June, 1996.



                            By: /s/ Richard Belstock


                             Title: SVP/ Controller

                                         Consent of the Director's Spouse

                                       to the Above Beneficiary Designation



I, Sue Clark, being the spouse of David, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Beneficiary Designation which relates to the Deferred Fee Agreement entered into by my spouse on 5/28, 1996. I understand that the above Beneficiary Designation adversely affects my community property interest in the benefits provided for under the terms of the Deferred Fee Agreement. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated: 5/28, 1996                       /s/ Sue R. Clark

                                             _____________, Spouse

                                           CERTIFICATE OF ACKNOWLEDGMENT
                                                 OF NOTARY PUBLIC

State of Nevada    )
                               ) ss.
County of Washoe)

On May 28, 1996, before me, Lynn Hilton, Notary
Public, State of Nevada, personally appeared Sue R. Clark & David W. Clark

[ ]      personally know to me - OR
[ ]      proved to me on the basis of satisfactory evidence

to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signatures(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.

                    /s/ Lynn Hilton
                    Notary Public
                    State of Nevada
(Seal)

Capacity Claimed by Signer:

[x]      Individual(s) Signing for Oneself/Themselves

[ ]      Corporate Officer(s)   _________________________  _____________________
                                      Title                         Company

                                -----------------------  -----------------------
                                     Title                          Company

[ ]      Partner(s)  ___________________________________________________________
                                                                     Partnership

[x]      Trustees(s)   David W. Clark Family Trust UTD 4/15/1975
                                                                          Trust

[ ]      Attorney-in-Fact  ____________________________   ______________________
                                  Principal                       Principal

[ ]      Other  __________________________________  ____________________________
                    Entity(ies) Represented            Entity(ies) Represented
>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>
Title or Type of Document:_____________________________________________________

Date of Document:__________________ Number of Pages:____________________________

Signer(s) Other Than Named Above:_______________________________________________

                                                   EXHIBIT 10.6

                                              DEFERRED FEE AGREEMENT

                                                 ELECTION FORM AND
                                           BENEFICIARY DESIGNATION FORM


THIS AGREEMENT is made this 19th day of June, 1996 by and between Sierra Tahoe Bancorp (the "Bancorp"), and Richard S. Gaston (the "Director").


                                                   INTRODUCTION

The Board of Directors of Bancorp adopted the Sierra Tahoe Bancorp Board of Directors Deferred Compensation and Stock Award Plan ("Plan") to enable outside directors of the Bancorp to defer receipt of compensation for their services to later years and to provide part or all of their compensation in a promise to deliver shares of Bancorp common stock ("Shares") at a future date. The Plan's feature of promised Shares increases the Bancorp's outside directors' interest in Bancorp and attempts to align the interests of the outside directors with those of the shareholders of the Bancorp.


                                                     AGREEMENT

The Director and the Bancorp agree as follows:

                                                     ARTICLE 1

                                                    Definitions

           Capitalized terms used in this Agreement have the meanings defined either as set forth below or in the Plan:

                    1.1 "Cash Account" means a bookkeeping account established for the Director for credits of deferrals of cash as elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be to that section as it now exists and to any successor provision.

                    1.3 "Distribution Date" means the date at the time of Termination of Service.

                    1.4  "Election Form" means the Form attached as Exhibit I.

                    1.5 "Fees" means the total director fees payable to the Director for services provided at Bancorp's regular meetings of the Board of Directors (excluding fees for meetings of committees of the Board of Directors).


TRB-05109610.1b-5/31
                                                         1

                    1.6 "Promised Shares Fee Account" means a bookkeeping account established for the Director for credits of deferrals in promised fee Shares as required and/or elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.7 "Termination of Service" means the Director's ceasing to be a member of the Bancorp's Board of Directors for any reason whatsoever.

                    1.8 "Shares" means shares of common stock of Sierra Tahoe Bancorp.

                                                     ARTICLE 2

                                     Mandatory Deferral and Optional Deferral

         2.1 Mandatory Deferral of 1/3 of Fees. The Director acknowledges that the Plan provides for the mandatory deferral of 1/3 of the Fees to the Promised Fee Shares Account.

         2.2 Initial Election. The Director may make an initial irrevocable deferral election under this Agreement by filing with the Bancorp a properly completed Election Form. If no initial deferral is made all of the Fees will be deferred to the Promised Fee Shares Account. The Director may irrevocably elect to defer the remaining amount of Fees not deferred mandatorily to the Cash Account.

The Election Form may be used to irrevocably elect deferral of the remaining amount of Fees which the Director is entitled to the Cash Account or the Promised Fee Shares Account. The Election Form when properly completed and filed with Bancorp shall only be effective to defer Fees earned (i) after the date the Election Form is received by the Bancorp and (ii) with respect to elections for deferral to the Promised Fee Shares Account if such election is made at least six months prior to the beginning of the Director's next election term for continuing directors or just prior to the election term for new directors and with respect to elections to the Cash Account only if such election is made at least 30 days prior to the start of the election term for existing directors or prior to the first date of the election term for new directors.

         2.3 Election Changes. The Director may irrevocably change the deferral elections for an election term after the initial term by filing an Election Form that is properly completed with the Bancorp. If no new Election Form is filed for the Director for the any election term after the initial election term, then the Election Form as most recently filed by the Director with the Bancorp shall be controlling. The new Election Form shall not be effective for the next election term unless (i) the new Election Form is properly completed and filed with the Bancorp prior to the beginning of the next election term and (ii) with respect to an election change to increase or decrease deferrals to the Promised Fee Shares Account such new Election Form is filed with Bancorp at least six months prior to the beginning of the Director's next election term or with respect to an election change to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) such new Election Form is filed with the Bancorp at least 30 days prior to the beginning of the Director's next election term.

         2.4 Hardship. In the event the Director incurs a severe financial hardship as defined in the Plan, the Director's deferral schedule with respect to his Cash Account or Promised Fee Share Account may be revised as provided for in the Plan.

                                                     ARTICLE 3

                                                 Deferral Account

         3.1 Establishing and Crediting. The Bancorp shall establish deferral accounts on its books for the Director, and shall credit to the deferral accounts the following amounts:

         3.2 Deferrals to the Promised Fee Shares Account. The Promised Fee Shares Account will be credited with the number of Shares, including fractions, which could have been purchased had the amount of the Fees deferred mandatorily and at the election of the Director to the Promised Fee Shares Account accrued during a Deferral Period been used to purchase Shares on the date such Fees would have been paid had they not been deferred, at a price per share equal to the Fair Market Value on such date. Dividends and distributions on Shares shall be credited to the Promised Fee Shares Account as set forth in the Plan. Adjustments for a stock split, stock dividend, recapitalization, merger or similar event shall be made as provided for in the Plan.

         3.3 Deferrals to the Cash Account. The Fees deferred at the election of the Director to the Cash Account as of the time such Fees would have otherwise been paid to the Director shall be credited to the Director's Cash Account. Interest shall accrue on the Cash Account balance as provided for in the Plan and in this Agreement.

         3.4 Statement of Accounts. The Bancorp shall provide to the Director, within one hundred twenty (120) days after each anniversary of this Agreement, a statement setting forth the deferral account balances.

         3.5 Accounting Device Only. The deferral accounts are solely a device for measuring amounts to be paid under this Agreement. The deferral accounts are not a trust fund of any kind. The Director is a general unsecured creditor of the Bancorp for the payment of benefits. The benefits represent the mere Bancorp promise to pay such benefits. The Director's rights to such benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.


                                                     ARTICLE 4

                                            Payment of Deferred Amounts

         4.1 Payment. Within 10 business days after the Distribution Date, the Bancorp shall pay to the Director (i) the amount in cash equal to the Cash Account balance including interest to the Distribution Date and (ii) deliver the number of Shares equal to the whole number of Shares in the Promised Fee Shares Account and cash in the amount equal to the fraction share in the Promised Fee Shares Account times the Fair Market Value as of the Distribution Date or in lieu of such Shares and cash, cash in an amount equal to the number of Shares in the Promised Fee Shares Account times the Fair Market Value at the Distribution Date at the election of the Director.

         4.2 Hardship Distribution. Upon the determination of the Bancorp's Board of Director (following petition by the Director) that the Director has suffered a severe financial hardship as described in Section 2.4, the Bancorp shall distribute to the Director all or portion of the balances of the deferral accounts as determined by the Bancorp, but in no event shall the distribution be greater than is necessary to relieve the severe financial hardship.

                                                     ARTICLE 5

                                                   Beneficiaries

         5.1 Beneficiary Designations. The Director shall designate a beneficiary and contingent beneficiary by filing a written designation with the Bancorp attached as Exhibit II. The Director may revoke and modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Director and accepted by the Bancorp during the Director's lifetime. The Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's surviving spouse, if any, and if none, to the Director's estate.

         5.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Bancorp may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Bancorp may require proof of incompetency, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bancorp from all liability with respect to such benefit.

                                                     ARTICLE 6

                                            Amendments and Termination

         The Bancorp's board of directors may amend or terminate this Agreement at any time if, pursuant to legislative, judicial or regulatory action, continuation of the Agreement would (i) cause benefits to be taxable to the Director prior to actual receipt, or (ii) result in significant financial penalties or other significantly detrimental ramifications to the Bancorp (other than the financial impact of paying the benefits). In no event shall this Agreement be terminated without payment and delivery to the Director of the balances of the deferral accounts attributable to the Director's deferrals and interest credited on such amounts. In the event the Plan is terminated (i) no further deferrals pursuant to Article 3 of this Agreement shall be made, (ii) Shares in the Promised Fee Shares Account shall continue to be credited for dividends, distributions and adjustments and amounts in the Cash Account shall continue to be credited with interest as if the Plan were still in effect with respect to such, and (iii) delivery of amounts from the Cash Account and Shares from the Promised Fee Shares Account will be made as if the Plan were still in effect with respect to such.




                                                     ARTICLE 7

                                                   Miscellaneous

         7.1 Binding Effect. This Agreement shall bind the Director and the Bancorp, and their beneficiaries, survivors, executors, administrators and transferees.

         7.2 No Guaranty of Directorship. This Agreement is not a contract for services. It does not give the Director the right to remain a director of the Bancorp, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a director nor interfere with the Director's right to terminate services at any time.

     7.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

     7.4 Tax Withholding. The Bancorp shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

     7.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of California, except to the extent preempted by the laws of the United States of America.

     7.6 Unfunded Arrangement. The Director and beneficiary are general unsecured creditors of the Bancorp for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bancorp to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Director.

IN WITNESS WHEREOF, the Director and a duly authorized Bancorp officer have signed this Agreement.

DIRECTOR
                              SIERRA TAHOE BANCORP



/s/ Richard S. Gaston
                            By: /s/ Richard Belstock


                             Title: SVP/ Controller



                                         Consent of the Director's Spouse
                                           to the Deferred Fee Agreement



I, Judith M. Gaston, being the spouse of Richard S. Gaston, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Deferred Fee Agreement (including the elections made on Exhibit I to such Deferred Fee Agreement) entered into by my spouse on June 19, 1996. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated: June 20, 1996

                                   /s/ Judith M. Gaston

                                        _____________, Spouse

                                                     EXHIBIT I

                                              DEFERRAL ELECTION FORM


I elect to defer fees under my Deferred Fee Agreement with the Bancorp as follows:


                                         Deferral Options (choose only one)
 X I elect to take the remaining 2/3 of my Fees in cash currently.

___ I elect to defer the remaining 2/3 of my Fees to the Promised Shares Account.(1)

___ I elect to defer ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

___ I elect to defer __% of the remaining 2/3 of my Fees to the Promised Shares Account, ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

- --------------------------------------------------------------------------------

I understand that I may change my deferrals by filing a new election form with the Bancorp; provided, however, (i) that any subsequent election will not be effective until the next election term following the date on which the new election form is received by the Bancorp, (ii) that any election to increase or decrease deferrals to the Promised Fee Shares Account will not be effective for the next election term unless made six months prior to the next election term or prior to the start of the election term for new directors, and (iii) that any election to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) will not be effective for the next election term unless made 30 days prior to the next election term or prior to the start of the election term for new directors.



                                                              DIRECTOR




Date: June 19, 1996
                                                  By: /s/ Richard S. Gaston


                                                              Title: Director

- ------------

(1) If this is your initial election do not file an election form to defer the remaining 2/3 of your fees, as the remaining 2/3 of your fees will be deferred in the Promised Fee Shares Account when no election is made.

                                                    EXHIBIT II

                                           BENEFICIARY DESIGNATION FORM


I designate the following as beneficiary of benefits under the Deferred Fee Agreement payable following my death:

Primary: Judith M. Gaston
Address and Relationship: 6130 Carriage House Way
 Reno, NV 89509       Wife

Contingent: Richard S. Gaston, Jr. and Leslie C. Pierce each
Address and Relationship: to 1/2 (one-half) interest.
   Son and daughter

NOTE:To name a trust as beneficiary, please provide the name of the trustee and the exact date of the trust agreement.

In the event the primary beneficiary is not the spouse of the Executive, the spouse of the Executive will need to sign the attached Spousal Consent and such signature must be notarized.

THE RIGHT TO REVOKE OR CHANGE ANY BENEFICIARY DESIGNATION IS
HEREBY RESERVED.  ANY PRIOR DESIGNATION OF PRIMARY BENEFICIARIES
AND SECONDARY BENEFICIARIES IS HEREBY REVOKED.

I understand that I may change these beneficiary designations by filing a new written designation with the Bancorp. I further understand that the above designation will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary, in the event of the dissolution of our marriage.



Date: June 19, 1996
                            By: /s/ Richard S. Gaston


                             Title: Director

Accepted by the Bancorp this 24 day of June, 1996.



                            By: /s/ Richard Belstock


                             Title: SVP/ Controller

                                         Consent of the Director's Spouse

                                       to the Above Beneficiary Designation



I, _____________, being the spouse of _________, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Beneficiary Designation which relates to the Deferred Fee Agreement entered into by my spouse on ______________, 1996. I understand that the above Beneficiary Designation adversely affects my community property interest in the benefits provided for under the terms of the Deferred Fee Agreement. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated:_____________, 1996 ---------------------------

_____________, Spouse

                                           CERTIFICATE OF ACKNOWLEDGMENT
                                                 OF NOTARY PUBLIC

State of California    )
                               ) ss.
County of ________)

On ________________,  1996, before me,  ______________,  Notary Public, State of
California, personally appeared ______________

[ ]      personally know to me - OR
[ ]      proved to me on the basis of satisfactory evidence

to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signatures(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.


                    ----------------------------------------

                    Notary Public

                    State of California
(Seal)

Capacity Claimed by Signer:

[ ]      Individual(s) Signing for Oneself/Themselves

[ ]      Corporate Officer(s)   _________________________  _____________________
                                     Title                         Company

                                -------------------------  ---------------------
                                          Title                     Company

[ ]      Partner(s)  ___________________________________________________________
                                                                     Partnership

[ ]      Trustees(s)  __________________________________________________________
                                                                          Trust

[ ]      Attorney-in-Fact  ____________________________   _____________________
                                Principal                     Principal

[ ]      Other  __________________________________  ___________________________
                   Entity(ies) Represented              Entity(ies) Represented
>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>
Title or Type of Document:______________________________________________________

Date of Document:__________________ Number of Pages:____________________________

Signer(s) Other Than Named Above:_______________________________________________

                                  EXHIBIT 10.7

                             DEFERRED FEE AGREEMENT

                                ELECTION FORM AND
                          BENEFICIARY DESIGNATION FORM


THIS AGREEMENT is made this 7th day of June, 1996 by and between Sierra Tahoe Bancorp (the "Bancorp"), and A. Morgan Jones (the "Director").


                                                   INTRODUCTION

The Board of Directors of Bancorp adopted the Sierra Tahoe Bancorp Board of Directors Deferred Compensation and Stock Award Plan ("Plan") to enable outside directors of the Bancorp to defer receipt of compensation for their services to later years and to provide part or all of their compensation in a promise to deliver shares of Bancorp common stock ("Shares") at a future date. The Plan's feature of promised Shares increases the Bancorp's outside directors' interest in Bancorp and attempts to align the interests of the outside directors with those of the shareholders of the Bancorp.


                                                     AGREEMENT

The Director and the Bancorp agree as follows:

                                                     ARTICLE 1

                                                    Definitions

           Capitalized terms used in this Agreement have the meanings defined either as set forth below or in the Plan:

                    1.1 "Cash Account" means a bookkeeping account established for the Director for credits of deferrals of cash as elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be to that section as it now exists and to any successor provision.

          1.3 "Distribution Date" means the date at the time of Termination of Service.

                    1.4  "Election Form" means the Form attached as Exhibit I.

                    1.5 "Fees" means the total director fees payable to the Director for services provided at Bancorp's regular meetings of the Board of Directors (excluding fees for meetings of committees of the Board of Directors).


TRB-05109610.1b-5/31
                                                         1

                    1.6 "Promised Shares Fee Account" means a bookkeeping account established for the Director for credits of deferrals in promised fee Shares as required and/or elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.7 "Termination of Service" means the Director's ceasing to be a member of the Bancorp's Board of Directors for any reason whatsoever.

          1.8 "Shares" means shares of common stock of Sierra Tahoe Bancorp.


                                                     ARTICLE 2

                                     Mandatory Deferral and Optional Deferral

         2.1 Mandatory Deferral of 1/3 of Fees. The Director acknowledges that the Plan provides for the mandatory deferral of 1/3 of the Fees to the Promised Fee Shares Account.

         2.2 Initial Election. The Director may make an initial irrevocable deferral election under this Agreement by filing with the Bancorp a properly completed Election Form. If no initial deferral is made all of the Fees will be deferred to the Promised Fee Shares Account. The Director may irrevocably elect to defer the remaining amount of Fees not deferred mandatorily to the Cash Account.

The Election Form may be used to irrevocably elect deferral of the remaining amount of Fees which the Director is entitled to the Cash Account or the Promised Fee Shares Account. The Election Form when properly completed and filed with Bancorp shall only be effective to defer Fees earned (i) after the date the Election Form is received by the Bancorp and (ii) with respect to elections for deferral to the Promised Fee Shares Account if such election is made at least six months prior to the beginning of the Director's next election term for continuing directors or just prior to the election term for new directors and with respect to elections to the Cash Account only if such election is made at least 30 days prior to the start of the election term for existing directors or prior to the first date of the election term for new directors.

         2.3 Election Changes. The Director may irrevocably change the deferral elections for an election term after the initial term by filing an Election Form that is properly completed with the Bancorp. If no new Election Form is filed for the Director for the any election term after the initial election term, then the Election Form as most recently filed by the Director with the Bancorp shall be controlling. The new Election Form shall not be effective for the next election term unless (i) the new Election Form is properly completed and filed with the Bancorp prior to the beginning of the next election term and (ii) with respect to an election change to increase or decrease deferrals to the Promised Fee Shares Account such new Election Form is filed with Bancorp at least six months prior to the beginning of the Director's next election term or with respect to an election change to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) such new Election Form is filed with the Bancorp at least 30 days prior to the beginning of the Director's next election term.

         2.4 Hardship. In the event the Director incurs a severe financial hardship as defined in the Plan, the Director's deferral schedule with respect to his Cash Account or Promised Fee Share Account may be revised as provided for in the Plan.

                                                     ARTICLE 3

                                                 Deferral Account

         3.1 Establishing and Crediting. The Bancorp shall establish deferral accounts on its books for the Director, and shall credit to the deferral accounts the following amounts:

         3.2 Deferrals to the Promised Fee Shares Account. The Promised Fee Shares Account will be credited with the number of Shares, including fractions, which could have been purchased had the amount of the Fees deferred mandatorily and at the election of the Director to the Promised Fee Shares Account accrued during a Deferral Period been used to purchase Shares on the date such Fees would have been paid had they not been deferred, at a price per share equal to the Fair Market Value on such date. Dividends and distributions on Shares shall be credited to the Promised Fee Shares Account as set forth in the Plan. Adjustments for a stock split, stock dividend, recapitalization, merger or similar event shall be made as provided for in the Plan.

         3.3 Deferrals to the Cash Account. The Fees deferred at the election of the Director to the Cash Account as of the time such Fees would have otherwise been paid to the Director shall be credited to the Director's Cash Account. Interest shall accrue on the Cash Account balance as provided for in the Plan and in this Agreement.

         3.4 Statement of Accounts. The Bancorp shall provide to the Director, within one hundred twenty (120) days after each anniversary of this Agreement, a statement setting forth the deferral account balances.

         3.5 Accounting Device Only. The deferral accounts are solely a device for measuring amounts to be paid under this Agreement. The deferral accounts are not a trust fund of any kind. The Director is a general unsecured creditor of the Bancorp for the payment of benefits. The benefits represent the mere Bancorp promise to pay such benefits. The Director's rights to such benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.


                                                     ARTICLE 4

                                            Payment of Deferred Amounts

         4.1 Payment. Within 10 business days after the Distribution Date, the Bancorp shall pay to the Director (i) the amount in cash equal to the Cash Account balance including interest to the Distribution Date and (ii) deliver the number of Shares equal to the whole number of Shares in the Promised Fee Shares Account and cash in the amount equal to the fraction share in the Promised Fee Shares Account times the Fair Market Value as of the Distribution Date or in lieu of such Shares and cash, cash in an amount equal to the number of Shares in the Promised Fee Shares Account times the Fair Market Value at the Distribution Date at the election of the Director.

         4.2 Hardship Distribution. Upon the determination of the Bancorp's Board of Director (following petition by the Director) that the Director has suffered a severe financial hardship as described in Section 2.4, the Bancorp shall distribute to the Director all or portion of the balances of the deferral accounts as determined by the Bancorp, but in no event shall the distribution be greater than is necessary to relieve the severe financial hardship.

                                                     ARTICLE 5

                                                   Beneficiaries

         5.1 Beneficiary Designations. The Director shall designate a beneficiary and contingent beneficiary by filing a written designation with the Bancorp attached as Exhibit II. The Director may revoke and modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Director and accepted by the Bancorp during the Director's lifetime. The Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's surviving spouse, if any, and if none, to the Director's estate.

         5.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Bancorp may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Bancorp may require proof of incompetency, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bancorp from all liability with respect to such benefit.

                                                     ARTICLE 6

                                            Amendments and Termination

         The Bancorp's board of directors may amend or terminate this Agreement at any time if, pursuant to legislative, judicial or regulatory action, continuation of the Agreement would (i) cause benefits to be taxable to the Director prior to actual receipt, or (ii) result in significant financial penalties or other significantly detrimental ramifications to the Bancorp (other than the financial impact of paying the benefits). In no event shall this Agreement be terminated without payment and delivery to the Director of the balances of the deferral accounts attributable to the Director's deferrals and interest credited on such amounts. In the event the Plan is terminated (i) no further deferrals pursuant to Article 3 of this Agreement shall be made, (ii) Shares in the Promised Fee Shares Account shall continue to be credited for dividends, distributions and adjustments and amounts in the Cash Account shall continue to be credited with interest as if the Plan were still in effect with respect to such, and (iii) delivery of amounts from the Cash Account and Shares from the Promised Fee Shares Account will be made as if the Plan were still in effect with respect to such.




                                                     ARTICLE 7

                                                   Miscellaneous

     7.1 Binding Effect. This Agreement shall bind the Director and the Bancorp, and their beneficiaries, survivors, executors, administrators and transferees.

     7.2 No Guaranty of Directorship. This Agreement is not a contract for services. It does not give the Director the right to remain a director of the Bancorp, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a director nor interfere with the Director's right to terminate services at any time.

     7.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

     7.4 Tax Withholding. The Bancorp shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

     7.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of California, except to the extent preempted by the laws of the United States of America.

     7.6 Unfunded Arrangement. The Director and beneficiary are general unsecured creditors of the Bancorp for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bancorp to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Director.

IN WITNESS WHEREOF, the Director and a duly authorized Bancorp officer have signed this Agreement.

DIRECTOR
                              SIERRA TAHOE BANCORP



/s/ A. Morgan Jones
                            By: /s/ Richard Belstock


                             Title: SVP/ Controller



                                         Consent of the Director's Spouse
                                           to the Deferred Fee Agreement



I, Loloma W. Jones, being the spouse of A. Morgan Jones, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Deferred Fee Agreement (including the elections made on Exhibit I to such Deferred Fee Agreement) entered into by my spouse on June 7, 1996. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated:June 7, 1996

                                   /s/ Loloma W. Jones

                                    _____________, Spouse

                                                     EXHIBIT I

                                              DEFERRAL ELECTION FORM


I elect to defer fees under my Deferred Fee Agreement with the Bancorp as follows:


                                         Deferral Options (choose only one)
 X I elect to take the remaining 2/3 of my Fees in cash currently.

___  I elect to defer the remaining  2/3 of my Fees to the Promised  Shares
          Account.(1)

___ I elect to defer ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

___ I elect to defer __% of the remaining 2/3 of my Fees to the Promised Shares Account, ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

- --------------------------------------------------------------------------------

I understand that I may change my deferrals by filing a new election form with the Bancorp; provided, however, (i) that any subsequent election will not be effective until the next election term following the date on which the new election form is received by the Bancorp, (ii) that any election to increase or decrease deferrals to the Promised Fee Shares Account will not be effective for the next election term unless made six months prior to the next election term or prior to the start of the election term for new directors, and (iii) that any election to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) will not be effective for the next election term unless made 30 days prior to the next election term or prior to the start of the election term for new directors.



                                                              DIRECTOR




Date: June 7, 1996
                                                   By: /s/ A. Morgan Jones


                                                              Title: Director

- -----------

(1) If this is your initial election do not file an election form to defer the remaining 2/3 of your fees, as the remaining 2/3 of your fees will be deferred in the Promised Fee Shares Account when no election is made.

                                                    EXHIBIT II

                                           BENEFICIARY DESIGNATION FORM


I designate the following as beneficiary of benefits under the Deferred Fee Agreement payable following my death:

Primary: Loloma W. Jones
Address and Relationship: 929 Northwoods Boulevard Unit 44
 Incline Village 89450,  NV
                    Randall M. Jones as to 1/3
Contingent:     Jocelyn B. Jones as to 1/3
Address and Relationship: Jennifer Weeg as to 1/3
   All of the above are children or stepchildren

NOTE:To name a trust as beneficiary, please provide the name of the trustee and the exact date of the trust agreement.

In the event the primary beneficiary is not the spouse of the Executive, the spouse of the Executive will need to sign the attached Spousal Consent and such signature must be notarized.

THE RIGHT TO REVOKE OR CHANGE ANY BENEFICIARY DESIGNATION IS
HEREBY RESERVED.  ANY PRIOR DESIGNATION OF PRIMARY BENEFICIARIES
AND SECONDARY BENEFICIARIES IS HEREBY REVOKED.

I understand that I may change these beneficiary designations by filing a new written designation with the Bancorp. I further understand that the above designation will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary, in the event of the dissolution of our marriage.



Date: 6/7/96
                             By: /s/ A. Morgan Jones


                             Title: Director

Accepted by the Bancorp this 12 day of June, 1996.



                             By:/s/ Richard Belstock


                             Title: SVP/ Controller

                                         Consent of the Director's Spouse

                                       to the Above Beneficiary Designation



I, _____________, being the spouse of _________, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Beneficiary Designation which relates to the Deferred Fee Agreement entered into by my spouse on ______________, 1996. I understand that the above Beneficiary Designation adversely affects my community property interest in the benefits provided for under the terms of the Deferred Fee Agreement. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



     Dated:_____________, 1996 ---------------------------

     _____________, Spouse

                                           CERTIFICATE OF ACKNOWLEDGMENT
                                                 OF NOTARY PUBLIC

State of California    )
                               ) ss.
County of ________)

On ________________,  1996, before me,  ______________,  Notary Public, State of
California, personally appeared ______________

[ ]      personally know to me - OR
[ ]      proved to me on the basis of satisfactory evidence

to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signatures(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.


                    ----------------------------------------

                    Notary Public

                    State of California
(Seal)

Capacity Claimed by Signer:

[ ]      Individual(s) Signing for Oneself/Themselves

[ ]      Corporate Officer(s)   _________________________  _________________
                                     Title                        Company

                                -------------------------  ---------------------
                                       Title                     Company

[ ]      Partner(s)  ___________________________________________________________
                                                                     Partnership

[ ]      Trustees(s)  __________________________________________________________
                                                                          Trust

[ ]      Attorney-in-Fact  ____________________________   ______________________
                                Principal                        Principal

[ ]      Other  __________________________________  ___________________________
                   Entity(ies) Represented               Entity(ies) Represented
>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>
Title or Type of Document:______________________________________________________

Date of Document:__________________ Number of Pages:________________________

Signer(s) Other Than Named Above:______________________________________________

                                       BENEFICIARY CONTINGENT LIST ADDRESSES


Randall M. Jones
Calle Las Torres
11 ESC 1,1 Piso
B. y C.
Murcia, 30005
Espana



Jocelyn Woodd
Apt C103
16101 Bothell Everett
Mill Creek, WA 98012


Jennifer Weeg
149 Henry Street
San Francisco, CA 94114

                                  EXHIBIT 10.8

                             DEFERRED FEE AGREEMENT

                                ELECTION FORM AND
                          BENEFICIARY DESIGNATION FORM


THIS AGREEMENT is made this 20 day of June, 1996 by and between Sierra Tahoe Bancorp (the "Bancorp"), and John J. Johnson (the "Director").


                                                   INTRODUCTION

The Board of Directors of Bancorp adopted the Sierra Tahoe Bancorp Board of Directors Deferred Compensation and Stock Award Plan ("Plan") to enable outside directors of the Bancorp to defer receipt of compensation for their services to later years and to provide part or all of their compensation in a promise to deliver shares of Bancorp common stock ("Shares") at a future date. The Plan's feature of promised Shares increases the Bancorp's outside directors' interest in Bancorp and attempts to align the interests of the outside directors with those of the shareholders of the Bancorp.


                                                     AGREEMENT

The Director and the Bancorp agree as follows:

                                                     ARTICLE 1

                                                    Definitions

           Capitalized terms used in this Agreement have the meanings defined either as set forth below or in the Plan:

                    1.1 "Cash Account" means a bookkeeping account established for the Director for credits of deferrals of cash as elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be to that section as it now exists and to any successor provision.

     1.3 "Distribution Date" means the date at the time of Termination of Service.

                    1.4  "Election Form" means the Form attached as Exhibit I.

                    1.5 "Fees" means the total director fees payable to the Director for services provided at Bancorp's regular meetings of the Board of Directors (excluding fees for meetings of committees of the Board of Directors).


TRB-05109610.1b-5/31
                                                         1

                    1.6 "Promised Shares Fee Account" means a bookkeeping account established for the Director for credits of deferrals in promised fee Shares as required and/or elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.7 "Termination of Service" means the Director's ceasing to be a member of the Bancorp's Board of Directors for any reason whatsoever.

     1.8 "Shares" means shares of common stock of Sierra Tahoe Bancorp.


                                                     ARTICLE 2

                                     Mandatory Deferral and Optional Deferral

         2.1 Mandatory Deferral of 1/3 of Fees. The Director acknowledges that the Plan provides for the mandatory deferral of 1/3 of the Fees to the Promised Fee Shares Account.

         2.2 Initial Election. The Director may make an initial irrevocable deferral election under this Agreement by filing with the Bancorp a properly completed Election Form. If no initial deferral is made all of the Fees will be deferred to the Promised Fee Shares Account. The Director may irrevocably elect to defer the remaining amount of Fees not deferred mandatorily to the Cash Account.

The Election Form may be used to irrevocably elect deferral of the remaining amount of Fees which the Director is entitled to the Cash Account or the Promised Fee Shares Account. The Election Form when properly completed and filed with Bancorp shall only be effective to defer Fees earned (i) after the date the Election Form is received by the Bancorp and (ii) with respect to elections for deferral to the Promised Fee Shares Account if such election is made at least six months prior to the beginning of the Director's next election term for continuing directors or just prior to the election term for new directors and with respect to elections to the Cash Account only if such election is made at least 30 days prior to the start of the election term for existing directors or prior to the first date of the election term for new directors.

         2.3 Election Changes. The Director may irrevocably change the deferral elections for an election term after the initial term by filing an Election Form that is properly completed with the Bancorp. If no new Election Form is filed for the Director for the any election term after the initial election term, then the Election Form as most recently filed by the Director with the Bancorp shall be controlling. The new Election Form shall not be effective for the next election term unless (i) the new Election Form is properly completed and filed with the Bancorp prior to the beginning of the next election term and (ii) with respect to an election change to increase or decrease deferrals to the Promised Fee Shares Account such new Election Form is filed with Bancorp at least six months prior to the beginning of the Director's next election term or with respect to an election change to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) such new Election Form is filed with the Bancorp at least 30 days prior to the beginning of the Director's next election term.

     2.4 Hardship. In the event the Director incurs a severe financial hardship as defined in the Plan, the Director's deferral schedule with respect to his Cash Account or

Promised Fee Share Account may be revised as provided for in the Plan.

                                                     ARTICLE 3

                                                 Deferral Account

         3.1 Establishing and Crediting. The Bancorp shall establish deferral accounts on its books for the Director, and shall credit to the deferral accounts the following amounts:

         3.2 Deferrals to the Promised Fee Shares Account. The Promised Fee Shares Account will be credited with the number of Shares, including fractions, which could have been purchased had the amount of the Fees deferred mandatorily and at the election of the Director to the Promised Fee Shares Account accrued during a Deferral Period been used to purchase Shares on the date such Fees would have been paid had they not been deferred, at a price per share equal to the Fair Market Value on such date. Dividends and distributions on Shares shall be credited to the Promised Fee Shares Account as set forth in the Plan. Adjustments for a stock split, stock dividend, recapitalization, merger or similar event shall be made as provided for in the Plan.

         3.3 Deferrals to the Cash Account. The Fees deferred at the election of the Director to the Cash Account as of the time such Fees would have otherwise been paid to the Director shall be credited to the Director's Cash Account. Interest shall accrue on the Cash Account balance as provided for in the Plan and in this Agreement.

         3.4 Statement of Accounts. The Bancorp shall provide to the Director, within one hundred twenty (120) days after each anniversary of this Agreement, a statement setting forth the deferral account balances.

         3.5 Accounting Device Only. The deferral accounts are solely a device for measuring amounts to be paid under this Agreement. The deferral accounts are not a trust fund of any kind. The Director is a general unsecured creditor of the Bancorp for the payment of benefits. The benefits represent the mere Bancorp promise to pay such benefits. The Director's rights to such benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.


                                                     ARTICLE 4

                                            Payment of Deferred Amounts

         4.1 Payment. Within 10 business days after the Distribution Date, the Bancorp shall pay to the Director (i) the amount in cash equal to the Cash Account balance including interest to the Distribution Date and (ii) deliver the number of Shares equal to the whole number of Shares in the Promised Fee Shares Account and cash in the amount equal to the fraction share in the Promised Fee Shares Account times the Fair Market Value as of the Distribution Date or in lieu of such Shares and cash, cash in an amount equal to the number of Shares in the Promised Fee Shares Account times the Fair Market Value at the Distribution Date at the election of the Director.

     4.2 Hardship Distribution. Upon the determination of the Bancorp's Board of Director (following petition by the Director) that the Director has suffered a severe financial hardship as described in Section 2.4, the Bancorp shall distribute to the Director all or portion of the balances of the deferral accounts as determined by the Bancorp, but in no event shall the distribution be greater than is necessary to relieve the severe financial hardship.

                                                     ARTICLE 5

                                                   Beneficiaries

         5.1 Beneficiary Designations. The Director shall designate a beneficiary and contingent beneficiary by filing a written designation with the Bancorp attached as Exhibit II. The Director may revoke and modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Director and accepted by the Bancorp during the Director's lifetime. The Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's surviving spouse, if any, and if none, to the Director's estate.

         5.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Bancorp may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Bancorp may require proof of incompetency, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bancorp from all liability with respect to such benefit.

                                                     ARTICLE 6

                                            Amendments and Termination

         The Bancorp's board of directors may amend or terminate this Agreement at any time if, pursuant to legislative, judicial or regulatory action, continuation of the Agreement would (i) cause benefits to be taxable to the Director prior to actual receipt, or (ii) result in significant financial penalties or other significantly detrimental ramifications to the Bancorp (other than the financial impact of paying the benefits). In no event shall this Agreement be terminated without payment and delivery to the Director of the balances of the deferral accounts attributable to the Director's deferrals and interest credited on such amounts. In the event the Plan is terminated (i) no further deferrals pursuant to Article 3 of this Agreement shall be made, (ii) Shares in the Promised Fee Shares Account shall continue to be credited for dividends, distributions and adjustments and amounts in the Cash Account shall continue to be credited with interest as if the Plan were still in effect with respect to such, and (iii) delivery of amounts from the Cash Account and Shares from the Promised Fee Shares Account will be made as if the Plan were still in effect with respect to such.




                                                     ARTICLE 7

                                                   Miscellaneous

     7.1 Binding Effect. This Agreement shall bind the Director and the Bancorp, and their beneficiaries, survivors, executors, administrators and transferees.

     7.2 No Guaranty of Directorship. This Agreement is not a contract for services. It does not give the Director the right to remain a director of the Bancorp, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a director nor interfere with the Director's right to terminate services at any time.

     7.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

     7.4 Tax Withholding. The Bancorp shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

     7.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of California, except to the extent preempted by the laws of the United States of America.

     7.6 Unfunded Arrangement. The Director and beneficiary are general unsecured creditors of the Bancorp for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bancorp to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Director.

IN WITNESS WHEREOF, the Director and a duly authorized Bancorp officer have signed this Agreement.

DIRECTOR
                              SIERRA TAHOE BANCORP



/s/ John J. Johnson
                            By: /s/ Richard Belstock


                             Title: SVP/ Controller



                                         Consent of the Director's Spouse
                                           to the Deferred Fee Agreement



I, _____________, being the spouse of _________, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Deferred Fee Agreement (including the elections made on Exhibit I to such Deferred Fee Agreement) entered into by my spouse on ______________, 1996. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated: 6/20/96, 1996

                               /s/ Shari M. Johnson


                               _____________, Spouse

                                                     EXHIBIT I

                                              DEFERRAL ELECTION FORM


I elect to defer fees under my Deferred Fee Agreement with the Bancorp as follows:


                                         Deferral Options (choose only one)
 X I elect to take the remaining 2/3 of my Fees in cash currently.

___ I elect to defer the remaining 2/3 of my Fees to the Promised Shares Account.(1)

___ I elect to defer ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

___ I elect to defer __% of the remaining 2/3 of my Fees to the Promised Shares Account, ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

- --------------------------------------------------------------------------------
I understand that I may change my deferrals by filing a new election form with the Bancorp; provided, however, (i) that any subsequent election will not be effective until the next election term following the date on which the new election form is received by the Bancorp, (ii) that any election to increase or decrease deferrals to the Promised Fee Shares Account will not be effective for the next election term unless made six months prior to the next election term or prior to the start of the election term for new directors, and (iii) that any election to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) will not be effective for the next election term unless made 30 days prior to the next election term or prior to the start of the election term for new directors.



                                                              DIRECTOR




Date: 6/20/96
                             By: /s/ John J. Johnson


                                Title:____________________________

- ------------

(1) If this is your initial election do not file an election form to defer the remaining 2/3 of your fees, as the remaining 2/3 of your fees will be deferred in the Promised Fee Shares Account when no election is made.

                                                    EXHIBIT II

                                           BENEFICIARY DESIGNATION FORM


I designate the following as beneficiary of benefits under the Deferred Fee Agreement payable following my death:

Primary: Shari Johnson
Address and Relationship: 450 Paseo Perdiro Cathedral City, CA
 92234

Contingent: Davi Johnson
Address and Relationship: son
- ------------------------------------------------------------------------------

NOTE:To name a trust as beneficiary, please provide the name of the trustee and the exact date of the trust agreement.

In the event the primary beneficiary is not the spouse of the Executive, the spouse of the Executive will need to sign the attached Spousal Consent and such signature must be notarized.

THE RIGHT TO REVOKE OR CHANGE ANY BENEFICIARY DESIGNATION IS
HEREBY RESERVED.  ANY PRIOR DESIGNATION OF PRIMARY BENEFICIARIES
AND SECONDARY BENEFICIARIES IS HEREBY REVOKED.

I understand that I may change these beneficiary designations by filing a new written designation with the Bancorp. I further understand that the above designation will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary, in the event of the dissolution of our marriage.



Date: 6/20/96
                             By: /s/ John J. Johnson


                               Title:____________________________

Accepted by the Bancorp this 20 day of June, 1996.



                            By: /s/ Richard Belstock


                             Title: SVP/ Controller

                                         Consent of the Director's Spouse

                                       to the Above Beneficiary Designation



I, Shari M. Johnson, being the spouse of John Johnson, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Beneficiary Designation which relates to the Deferred Fee Agreement entered into by my spouse on ______________, 1996. I understand that the above Beneficiary Designation adversely affects my community property interest in the benefits provided for under the terms of the Deferred Fee Agreement. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



     Dated: 6/20, 1996        /s/ Shari M. Johnson

                              _____________, Spouse

                                           CERTIFICATE OF ACKNOWLEDGMENT
                                                 OF NOTARY PUBLIC

State of California    )
                               ) ss.
County of ________)

On ________________,  1996, before me,  ______________,  Notary Public, State of
California, personally appeared ______________

[ ]      personally know to me - OR
[ ]      proved to me on the basis of satisfactory evidence

to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signatures(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.


                    ----------------------------------------

                    Notary Public

                    State of California
(Seal)

Capacity Claimed by Signer:

[ ]      Individual(s) Signing for Oneself/Themselves

[ ]      Corporate Officer(s)   _________________________  _____________________
                                     Title                           Company

                                ------------------------  ----------------------
                                     Title                           Company

[ ]      Partner(s)  ___________________________________________________________
                                                                     Partnership

[ ]      Trustees(s)  _________________________________________________________
                                                                           Trust

[ ]      Attorney-in-Fact  ____________________________   _____________________
                              Principal                              Principal

[ ]      Other  __________________________________  ___________________________
                    Entity(ies) Represented             Entity(ies) Represented
>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>
Title or Type of Document:_____________________________________________________

Date of Document:__________________ Number of
Pages:______________________________

Signer(s) Other Than Named Above:_______________________________________________

                                                   EXHIBIT 10.9

                                              DEFERRED FEE AGREEMENT

                                                 ELECTION FORM AND
                                           BENEFICIARY DESIGNATION FORM


THIS AGREEMENT is made this 19 day of June, 1996 by and between Sierra Tahoe Bancorp (the "Bancorp"), and Jack V. Leonesio (the "Director").


                                                   INTRODUCTION

The Board of Directors of Bancorp adopted the Sierra Tahoe Bancorp Board of Directors Deferred Compensation and Stock Award Plan ("Plan") to enable outside directors of the Bancorp to defer receipt of compensation for their services to later years and to provide part or all of their compensation in a promise to deliver shares of Bancorp common stock ("Shares") at a future date. The Plan's feature of promised Shares increases the Bancorp's outside directors' interest in Bancorp and attempts to align the interests of the outside directors with those of the shareholders of the Bancorp.


                                                     AGREEMENT

The Director and the Bancorp agree as follows:

                                                     ARTICLE 1

                                                    Definitions

           Capitalized terms used in this Agreement have the meanings defined either as set forth below or in the Plan:

                    1.1 "Cash Account" means a bookkeeping account established for the Director for credits of deferrals of cash as elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be to that section as it now exists and to any successor provision.

     1.3 "Distribution Date" means the date at the time of Termination of Service.

                    1.4  "Election Form" means the Form attached as Exhibit I.

                    1.5 "Fees" means the total director fees payable to the Director for services provided at Bancorp's regular meetings of the Board of Directors (excluding fees for meetings of committees of the Board of Directors).


TRB-05109610.1b-5/31
                                                         1

                    1.6 "Promised Shares Fee Account" means a bookkeeping account established for the Director for credits of deferrals in promised fee Shares as required and/or elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.7 "Termination of Service" means the Director's ceasing to be a member of the Bancorp's Board of Directors for any reason whatsoever.

     1.8 "Shares" means shares of common stock of Sierra Tahoe Bancorp.


                                                     ARTICLE 2

                                     Mandatory Deferral and Optional Deferral

         2.1 Mandatory Deferral of 1/3 of Fees. The Director acknowledges that the Plan provides for the mandatory deferral of 1/3 of the Fees to the Promised Fee Shares Account.

         2.2 Initial Election. The Director may make an initial irrevocable deferral election under this Agreement by filing with the Bancorp a properly completed Election Form. If no initial deferral is made all of the Fees will be deferred to the Promised Fee Shares Account. The Director may irrevocably elect to defer the remaining amount of Fees not deferred mandatorily to the Cash Account.

The Election Form may be used to irrevocably elect deferral of the remaining amount of Fees which the Director is entitled to the Cash Account or the Promised Fee Shares Account. The Election Form when properly completed and filed with Bancorp shall only be effective to defer Fees earned (i) after the date the Election Form is received by the Bancorp and (ii) with respect to elections for deferral to the Promised Fee Shares Account if such election is made at least six months prior to the beginning of the Director's next election term for continuing directors or just prior to the election term for new directors and with respect to elections to the Cash Account only if such election is made at least 30 days prior to the start of the election term for existing directors or prior to the first date of the election term for new directors.

         2.3 Election Changes. The Director may irrevocably change the deferral elections for an election term after the initial term by filing an Election Form that is properly completed with the Bancorp. If no new Election Form is filed for the Director for the any election term after the initial election term, then the Election Form as most recently filed by the Director with the Bancorp shall be controlling. The new Election Form shall not be effective for the next election term unless (i) the new Election Form is properly completed and filed with the Bancorp prior to the beginning of the next election term and (ii) with respect to an election change to increase or decrease deferrals to the Promised Fee Shares Account such new Election Form is filed with Bancorp at least six months prior to the beginning of the Director's next election term or with respect to an election change to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) such new Election Form is filed with the Bancorp at least 30 days prior to the beginning of the Director's next election term.

     2.4 Hardship. In the event the Director incurs a severe financial hardship as defined in the Plan, the Director's deferral schedule with respect to his Cash Account or

Promised Fee Share Account may be revised as provided for in the Plan.

                                                     ARTICLE 3

                                                 Deferral Account

         3.1 Establishing and Crediting. The Bancorp shall establish deferral accounts on its books for the Director, and shall credit to the deferral accounts the following amounts:

         3.2 Deferrals to the Promised Fee Shares Account. The Promised Fee Shares Account will be credited with the number of Shares, including fractions, which could have been purchased had the amount of the Fees deferred mandatorily and at the election of the Director to the Promised Fee Shares Account accrued during a Deferral Period been used to purchase Shares on the date such Fees would have been paid had they not been deferred, at a price per share equal to the Fair Market Value on such date. Dividends and distributions on Shares shall be credited to the Promised Fee Shares Account as set forth in the Plan. Adjustments for a stock split, stock dividend, recapitalization, merger or similar event shall be made as provided for in the Plan.

         3.3 Deferrals to the Cash Account. The Fees deferred at the election of the Director to the Cash Account as of the time such Fees would have otherwise been paid to the Director shall be credited to the Director's Cash Account. Interest shall accrue on the Cash Account balance as provided for in the Plan and in this Agreement.

         3.4 Statement of Accounts. The Bancorp shall provide to the Director, within one hundred twenty (120) days after each anniversary of this Agreement, a statement setting forth the deferral account balances.

         3.5 Accounting Device Only. The deferral accounts are solely a device for measuring amounts to be paid under this Agreement. The deferral accounts are not a trust fund of any kind. The Director is a general unsecured creditor of the Bancorp for the payment of benefits. The benefits represent the mere Bancorp promise to pay such benefits. The Director's rights to such benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.


                                                     ARTICLE 4

                                            Payment of Deferred Amounts

         4.1 Payment. Within 10 business days after the Distribution Date, the Bancorp shall pay to the Director (i) the amount in cash equal to the Cash Account balance including interest to the Distribution Date and (ii) deliver the number of Shares equal to the whole number of Shares in the Promised Fee Shares Account and cash in the amount equal to the fraction share in the Promised Fee Shares Account times the Fair Market Value as of the Distribution Date or in lieu of such Shares and cash, cash in an amount equal to the number of Shares in the Promised Fee Shares Account times the Fair Market Value at the Distribution Date at the election of the Director.

     4.2 Hardship Distribution. Upon the determination of the Bancorp's Board of Director (following petition by the Director) that the Director has suffered a severe financial hardship as described in Section 2.4, the Bancorp shall distribute to the Director all or portion of the balances of the deferral accounts as determined by the Bancorp, but in no event shall the distribution be greater than is necessary to relieve the severe financial hardship.

                                                     ARTICLE 5

                                                   Beneficiaries

         5.1 Beneficiary Designations. The Director shall designate a beneficiary and contingent beneficiary by filing a written designation with the Bancorp attached as Exhibit II. The Director may revoke and modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Director and accepted by the Bancorp during the Director's lifetime. The Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's surviving spouse, if any, and if none, to the Director's estate.

         5.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Bancorp may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Bancorp may require proof of incompetency, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bancorp from all liability with respect to such benefit.

                                                     ARTICLE 6

                                            Amendments and Termination

         The Bancorp's board of directors may amend or terminate this Agreement at any time if, pursuant to legislative, judicial or regulatory action, continuation of the Agreement would (i) cause benefits to be taxable to the Director prior to actual receipt, or (ii) result in significant financial penalties or other significantly detrimental ramifications to the Bancorp (other than the financial impact of paying the benefits). In no event shall this Agreement be terminated without payment and delivery to the Director of the balances of the deferral accounts attributable to the Director's deferrals and interest credited on such amounts. In the event the Plan is terminated (i) no further deferrals pursuant to Article 3 of this Agreement shall be made, (ii) Shares in the Promised Fee Shares Account shall continue to be credited for dividends, distributions and adjustments and amounts in the Cash Account shall continue to be credited with interest as if the Plan were still in effect with respect to such, and (iii) delivery of amounts from the Cash Account and Shares from the Promised Fee Shares Account will be made as if the Plan were still in effect with respect to such.




                                                     ARTICLE 7

                                                   Miscellaneous

          7.1 Binding Effect. This Agreement shall bind the Director and the Bancorp, and their beneficiaries, survivors, executors, administrators and transferees.

         7.2 No Guaranty of Directorship. This Agreement is not a contract for services. It does not give the Director the right to remain a director of the Bancorp, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a director nor interfere with the Director's right to terminate services at any time.

         7.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

         7.4 Tax Withholding. The Bancorp shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

         7.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of California, except to the extent preempted by the laws of the United States of America.

         7.6 Unfunded Arrangement. The Director and beneficiary are general unsecured creditors of the Bancorp for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bancorp to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Director.

IN WITNESS WHEREOF, the Director and a duly authorized Bancorp officer have signed this Agreement.

DIRECTOR
                              SIERRA TAHOE BANCORP



/s/ Jack V. Leonesio
                            By: /s/ Richard Belstock


                             Title: SVP/ Controller



                                         Consent of the Director's Spouse
                                           to the Deferred Fee Agreement



I, _____________, being the spouse of _________, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Deferred Fee Agreement (including the elections made on Exhibit I to such Deferred Fee Agreement) entered into by my spouse on ______________, 1996. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated:_____________, 1996

                                     ---------------------------

     _____________, Spouse

                                                     EXHIBIT I

                                              DEFERRAL ELECTION FORM


I elect to defer fees under my Deferred Fee Agreement with the Bancorp as follows:


                                         Deferral Options (choose only one)
 X I elect to take the remaining 2/3 of my Fees in cash currently.

___ I elect to defer the remaining 2/3 of my Fees to the Promised Shares Account.(1)

___ I elect to defer ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

___ I elect to defer __% of the remaining 2/3 of my Fees to the Promised Shares Account, ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

- -------------------------------------------------------------------------------

I understand that I may change my deferrals by filing a new election form with the Bancorp; provided, however, (i) that any subsequent election will not be effective until the next election term following the date on which the new election form is received by the Bancorp, (ii) that any election to increase or decrease deferrals to the Promised Fee Shares Account will not be effective for the next election term unless made six months prior to the next election term or prior to the start of the election term for new directors, and (iii) that any election to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) will not be effective for the next election term unless made 30 days prior to the next election term or prior to the start of the election term for new directors.



                                                              DIRECTOR




Date: 6/19/1996
                                By: /s/ Jack V. Leonesio


                               Title: STB Director

- ------------

(1) If this is your initial election do not file an election form to defer the remaining 2/3 of your fees, as the remaining 2/3 of your fees will be deferred in the Promised Fee Shares Account when no election is made.

                                                    EXHIBIT II

                                           BENEFICIARY DESIGNATION FORM


I designate the following as beneficiary of benefits under the Deferred Fee Agreement payable following my death:

Primary: Mrs. Marilyn Waldren
Address and Relationship: 4879 Lakeridge Terrace Dr.
  Reno, Nev.  89502 - (Mother)

Contingent:____________________________________________________________________
- -
Address and
Relationship:_________________________________________________________
- ------------------------------------------------------------------------------

NOTE:To name a trust as beneficiary, please provide the name of the trustee and the exact date of the trust agreement.

In the event the primary beneficiary is not the spouse of the Executive, the spouse of the Executive will need to sign the attached Spousal Consent and such signature must be notarized.

THE RIGHT TO REVOKE OR CHANGE ANY BENEFICIARY DESIGNATION IS
HEREBY RESERVED.  ANY PRIOR DESIGNATION OF PRIMARY BENEFICIARIES
AND SECONDARY BENEFICIARIES IS HEREBY REVOKED.

I understand that I may change these beneficiary designations by filing a new written designation with the Bancorp. I further understand that the above designation will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary, in the event of the dissolution of our marriage.



Date: 6/19/1996
                            By: /s/ Jack V. Leonesio


                             Title: Director

Accepted by the Bancorp this 20 day of June, 1996.



                            By: /s/ Richard Belstock


                             Title: SVP/ Controller

                                         Consent of the Director's Spouse

                                       to the Above Beneficiary Designation



I, _____________, being the spouse of _________, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Beneficiary Designation which relates to the Deferred Fee Agreement entered into by my spouse on ______________, 1996. I understand that the above Beneficiary Designation adversely affects my community property interest in the benefits provided for under the terms of the Deferred Fee Agreement. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated:_____________, 1996

              ---------------------------

     _____________, Spouse

                                           CERTIFICATE OF ACKNOWLEDGMENT
                                                 OF NOTARY PUBLIC

State of California    )
                               ) ss.
County of Nevada)

On June 19, 1996, 1996, before me, Jule Roberts, Notary
Public, State of California, personally appeared Jack V. Leonesio

[x]      personally know to me - OR
[ ]      proved to me on the basis of satisfactory evidence

to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signatures(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.


                    /s/ Julie Roberts

                    Notary Public

                    State of California
(Seal)

Capacity Claimed by Signer:

[ ]      Individual(s) Signing for Oneself/Themselves

[ ]      Corporate Officer(s)   _________________________  ____________________
                                    Title                    Company

                               ---------------------  --------------------------
                                     Title                      Company

[ ]      Partner(s)  __________________________________________________________
                                                                     Partnership

[ ]      Trustees(s)  __________________________________________________________
                                                                          Trust

[ ]      Attorney-in-Fact  ____________________________   ______________________
                                 Principal                      Principal

[ ]      Other  __________________________________  ____________________________
                   Entity(ies) Represented               Entity(ies) Represented
>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>
Title or Type of Document:_____________________________________________________

Date of Document:__________________ Number of
Pages:______________________________

Signer(s) Other Than Named Above:_______________________________________________

                                                   EXHIBIT 10.10

                                              DEFERRED FEE AGREEMENT

                                                 ELECTION FORM AND
                                           BENEFICIARY DESIGNATION FORM


THIS AGREEMENT is made this 13th day of June, 1996 by and between Sierra Tahoe Bancorp (the "Bancorp"), and William McClintock (the "Director").


                                                   INTRODUCTION

The Board of Directors of Bancorp adopted the Sierra Tahoe Bancorp Board of Directors Deferred Compensation and Stock Award Plan ("Plan") to enable outside directors of the Bancorp to defer receipt of compensation for their services to later years and to provide part or all of their compensation in a promise to deliver shares of Bancorp common stock ("Shares") at a future date. The Plan's feature of promised Shares increases the Bancorp's outside directors' interest in Bancorp and attempts to align the interests of the outside directors with those of the shareholders of the Bancorp.


                                                     AGREEMENT

The Director and the Bancorp agree as follows:

                                                     ARTICLE 1

                                                    Definitions

           Capitalized terms used in this Agreement have the meanings defined either as set forth below or in the Plan:

                    1.1 "Cash Account" means a bookkeeping account established for the Director for credits of deferrals of cash as elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be to that section as it now exists and to any successor provision.

                    1.3 "Distribution Date" means the date at the time of Termination of Service.

                    1.4  "Election Form" means the Form attached as Exhibit I.

                    1.5 "Fees" means the total director fees payable to the Director for services provided at Bancorp's regular meetings of the Board of Directors (excluding fees for meetings of committees of the Board of Directors).


TRB-05109610.1b-5/31
                                                         1

                    1.6 "Promised Shares Fee Account" means a bookkeeping account established for the Director for credits of deferrals in promised fee Shares as required and/or elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.7 "Termination of Service" means the Director's ceasing to be a member of the Bancorp's Board of Directors for any reason whatsoever.

          1.8 "Shares" means shares of common stock of Sierra Tahoe Bancorp.


                                                     ARTICLE 2

                                     Mandatory Deferral and Optional Deferral

         2.1 Mandatory Deferral of 1/3 of Fees. The Director acknowledges that the Plan provides for the mandatory deferral of 1/3 of the Fees to the Promised Fee Shares Account.

         2.2 Initial Election. The Director may make an initial irrevocable deferral election under this Agreement by filing with the Bancorp a properly completed Election Form. If no initial deferral is made all of the Fees will be deferred to the Promised Fee Shares Account. The Director may irrevocably elect to defer the remaining amount of Fees not deferred mandatorily to the Cash Account.

The Election Form may be used to irrevocably elect deferral of the remaining amount of Fees which the Director is entitled to the Cash Account or the Promised Fee Shares Account. The Election Form when properly completed and filed with Bancorp shall only be effective to defer Fees earned (i) after the date the Election Form is received by the Bancorp and (ii) with respect to elections for deferral to the Promised Fee Shares Account if such election is made at least six months prior to the beginning of the Director's next election term for continuing directors or just prior to the election term for new directors and with respect to elections to the Cash Account only if such election is made at least 30 days prior to the start of the election term for existing directors or prior to the first date of the election term for new directors.

         2.3 Election Changes. The Director may irrevocably change the deferral elections for an election term after the initial term by filing an Election Form that is properly completed with the Bancorp. If no new Election Form is filed for the Director for the any election term after the initial election term, then the Election Form as most recently filed by the Director with the Bancorp shall be controlling. The new Election Form shall not be effective for the next election term unless (i) the new Election Form is properly completed and filed with the Bancorp prior to the beginning of the next election term and (ii) with respect to an election change to increase or decrease deferrals to the Promised Fee Shares Account such new Election Form is filed with Bancorp at least six months prior to the beginning of the Director's next election term or with respect to an election change to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) such new Election Form is filed with the Bancorp at least 30 days prior to the beginning of the Director's next election term.

          2.4 Hardship. In the event the Director incurs a severe financial hardship as defined in the Plan, the Director's deferral schedule with respect to his Cash Account or

Promised Fee Share Account may be revised as provided for in the Plan.

                                                     ARTICLE 3

                                                 Deferral Account

         3.1 Establishing and Crediting. The Bancorp shall establish deferral accounts on its books for the Director, and shall credit to the deferral accounts the following amounts:

         3.2 Deferrals to the Promised Fee Shares Account. The Promised Fee Shares Account will be credited with the number of Shares, including fractions, which could have been purchased had the amount of the Fees deferred mandatorily and at the election of the Director to the Promised Fee Shares Account accrued during a Deferral Period been used to purchase Shares on the date such Fees would have been paid had they not been deferred, at a price per share equal to the Fair Market Value on such date. Dividends and distributions on Shares shall be credited to the Promised Fee Shares Account as set forth in the Plan. Adjustments for a stock split, stock dividend, recapitalization, merger or similar event shall be made as provided for in the Plan.

         3.3 Deferrals to the Cash Account. The Fees deferred at the election of the Director to the Cash Account as of the time such Fees would have otherwise been paid to the Director shall be credited to the Director's Cash Account. Interest shall accrue on the Cash Account balance as provided for in the Plan and in this Agreement.

         3.4 Statement of Accounts. The Bancorp shall provide to the Director, within one hundred twenty (120) days after each anniversary of this Agreement, a statement setting forth the deferral account balances.

         3.5 Accounting Device Only. The deferral accounts are solely a device for measuring amounts to be paid under this Agreement. The deferral accounts are not a trust fund of any kind. The Director is a general unsecured creditor of the Bancorp for the payment of benefits. The benefits represent the mere Bancorp promise to pay such benefits. The Director's rights to such benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.


                                                     ARTICLE 4

                                            Payment of Deferred Amounts

         4.1 Payment. Within 10 business days after the Distribution Date, the Bancorp shall pay to the Director (i) the amount in cash equal to the Cash Account balance including interest to the Distribution Date and (ii) deliver the number of Shares equal to the whole number of Shares in the Promised Fee Shares Account and cash in the amount equal to the fraction share in the Promised Fee Shares Account times the Fair Market Value as of the Distribution Date or in lieu of such Shares and cash, cash in an amount equal to the number of Shares in the Promised Fee Shares Account times the Fair Market Value at the Distribution Date at the election of the Director.

          4.2 Hardship Distribution. Upon the determination of the Bancorp's Board of Director (following petition by the Director) that the Director has suffered a severe financial hardship as described in Section 2.4, the Bancorp shall distribute to the Director all or portion of the balances of the deferral accounts as determined by the Bancorp, but in no event shall the distribution be greater than is necessary to relieve the severe financial hardship.

                                                     ARTICLE 5

                                                   Beneficiaries

         5.1 Beneficiary Designations. The Director shall designate a beneficiary and contingent beneficiary by filing a written designation with the Bancorp attached as Exhibit II. The Director may revoke and modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Director and accepted by the Bancorp during the Director's lifetime. The Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's surviving spouse, if any, and if none, to the Director's estate.

         5.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Bancorp may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Bancorp may require proof of incompetency, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bancorp from all liability with respect to such benefit.

                                                     ARTICLE 6

                                            Amendments and Termination

         The Bancorp's board of directors may amend or terminate this Agreement at any time if, pursuant to legislative, judicial or regulatory action, continuation of the Agreement would (i) cause benefits to be taxable to the Director prior to actual receipt, or (ii) result in significant financial penalties or other significantly detrimental ramifications to the Bancorp (other than the financial impact of paying the benefits). In no event shall this Agreement be terminated without payment and delivery to the Director of the balances of the deferral accounts attributable to the Director's deferrals and interest credited on such amounts. In the event the Plan is terminated (i) no further deferrals pursuant to Article 3 of this Agreement shall be made, (ii) Shares in the Promised Fee Shares Account shall continue to be credited for dividends, distributions and adjustments and amounts in the Cash Account shall continue to be credited with interest as if the Plan were still in effect with respect to such, and (iii) delivery of amounts from the Cash Account and Shares from the Promised Fee Shares Account will be made as if the Plan were still in effect with respect to such.




                                                     ARTICLE 7

                                                   Miscellaneous

          7.1 Binding Effect. This Agreement shall bind the Director and the Bancorp, and their beneficiaries, survivors, executors, administrators and transferees.

         7.2 No Guaranty of Directorship. This Agreement is not a contract for services. It does not give the Director the right to remain a director of the Bancorp, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a director nor interfere with the Director's right to terminate services at any time.

          7.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

          7.4 Tax Withholding. The Bancorp shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

          7.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of California, except to the extent preempted by the laws of the United States of America.

         7.6 Unfunded Arrangement. The Director and beneficiary are general unsecured creditors of the Bancorp for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bancorp to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Director.

IN WITNESS WHEREOF, the Director and a duly authorized Bancorp officer have signed this Agreement.

DIRECTOR
                              SIERRA TAHOE BANCORP



/s/ William W. McClintock
                            By: /s/ Richard Belstock


                             Title: SVP/ Controller



                                         Consent of the Director's Spouse
                                           to the Deferred Fee Agreement



I, Leslie A. McClintock, being the spouse of William W. McClintock, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Deferred Fee Agreement (including the elections made on Exhibit I to such Deferred Fee Agreement) entered into by my spouse on June 13, 1996. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated: June 13, 1996

                                 /s/ Leslie McClintock

                                    _____________, Spouse

                                                     EXHIBIT I

                                              DEFERRAL ELECTION FORM


I elect to defer fees under my Deferred Fee Agreement with the Bancorp as follows:


                                         Deferral Options (choose only one)
 X I elect to take the remaining 2/3 of my Fees in cash currently.

___ I elect to defer the remaining 2/3 of my Fees to the Promised Shares Account.(1)

___ I elect to defer ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

___ I elect to defer __% of the remaining 2/3 of my Fees to the Promised Shares Account, ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

- ------------------------------------------------------------------------------

I understand that I may change my deferrals by filing a new election form with the Bancorp; provided, however, (i) that any subsequent election will not be effective until the next election term following the date on which the new election form is received by the Bancorp, (ii) that any election to increase or decrease deferrals to the Promised Fee Shares Account will not be effective for the next election term unless made six months prior to the next election term or prior to the start of the election term for new directors, and (iii) that any election to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) will not be effective for the next election term unless made 30 days prior to the next election term or prior to the start of the election term for new directors.



                                                              DIRECTOR




Date: 6/13/96
                           By: /s/ William McClintock


                              Title: Director

- ------------

(1) If this is your initial election do not file an election form to defer the remaining 2/3 of your fees, as the remaining 2/3 of your fees will be deferred in the Promised Fee Shares Account when no election is made.

                                                    EXHIBIT II

                                           BENEFICIARY DESIGNATION FORM


I designate the following as beneficiary of benefits under the Deferred Fee Agreement payable following my death:

Primary: Leslie Ann McClintock
Address and Relationship: 902 S. Burnside Ave.  (Wife)
   Los Angeles, CA 90036

Contingent: Mark William McClintock
Address and Relationship: 9676 Clyde Ave.  (Son)
   Kenwood, CA 95452

NOTE:To name a trust as beneficiary, please provide the name of the trustee and the exact date of the trust agreement.

In the event the primary beneficiary is not the spouse of the Executive, the spouse of the Executive will need to sign the attached Spousal Consent and such signature must be notarized.

THE RIGHT TO REVOKE OR CHANGE ANY BENEFICIARY DESIGNATION IS
HEREBY RESERVED.  ANY PRIOR DESIGNATION OF PRIMARY BENEFICIARIES
AND SECONDARY BENEFICIARIES IS HEREBY REVOKED.

I understand that I may change these beneficiary designations by filing a new written designation with the Bancorp. I further understand that the above designation will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary, in the event of the dissolution of our marriage.



     Date: 13 June '96 By: /s/ William W. McClintock


                              Title: Director

Accepted by the Bancorp this 17 day of June, 1996.



                            By: /s/ Richard Belstock


                             Title: SVP/ Controller

                                         Consent of the Director's Spouse

                                       to the Above Beneficiary Designation



I, _____________, being the spouse of _________, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Beneficiary Designation which relates to the Deferred Fee Agreement entered into by my spouse on ______________, 1996. I understand that the above Beneficiary Designation adversely affects my community property interest in the benefits provided for under the terms of the Deferred Fee Agreement. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated:_____________, 1996

                                   ---------------------------

     _____________, Spouse

                                           CERTIFICATE OF ACKNOWLEDGMENT
                                                 OF NOTARY PUBLIC

State of California    )
                               ) ss.
County of ________)

On ________________,  1996, before me,  ______________,  Notary Public, State of
California, personally appeared ______________

[ ]      personally know to me - OR
[ ]      proved to me on the basis of satisfactory evidence

to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signatures(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.


                    ----------------------------------------

                    Notary Public

                    State of California
(Seal)

Capacity Claimed by Signer:

[ ]      Individual(s) Signing for Oneself/Themselves

[ ]      Corporate Officer(s)   _________________________  _____________________
                                   Title                        Company

                                --------------------  --------------------------
                                         Title                   Company

[ ]      Partner(s)  __________________________________________________________
                                                                    Partnership

[ ]      Trustees(s)  _________________________________________________________
                                                                          Trust

[ ]      Attorney-in-Fact  ____________________________   _____________________
                                Principal                           Principal

[ ]      Other  __________________________________  ___________________________
                 Entity(ies) Represented                 Entity(ies) Represented
>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>
Title or Type of Document:_____________________________________________________

Date of Document:__________________ Number of
Pages:______________________________

Signer(s) Other Than Named Above:_______________________________________________

                                                   EXHIBIT 10.11

                                              DEFERRED FEE AGREEMENT

                                                 ELECTION FORM AND
                                           BENEFICIARY DESIGNATION FORM


THIS AGREEMENT is made this 29 day of May, 1996 by and between Sierra Tahoe Bancorp (the "Bancorp"), and Jerrold T. Henley (the "Director").


                                                   INTRODUCTION

The Board of Directors of Bancorp adopted the Sierra Tahoe Bancorp Board of Directors Deferred Compensation and Stock Award Plan ("Plan") to enable outside directors of the Bancorp to defer receipt of compensation for their services to later years and to provide part or all of their compensation in a promise to deliver shares of Bancorp common stock ("Shares") at a future date. The Plan's feature of promised Shares increases the Bancorp's outside directors' interest in Bancorp and attempts to align the interests of the outside directors with those of the shareholders of the Bancorp.


                                                     AGREEMENT

The Director and the Bancorp agree as follows:

                                                     ARTICLE 1

                                                    Definitions

           Capitalized terms used in this Agreement have the meanings defined either as set forth below or in the Plan:

                    1.1 "Cash Account" means a bookkeeping account established for the Director for credits of deferrals of cash as elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be to that section as it now exists and to any successor provision.

          1.3 "Distribution Date" means the date at the time of Termination of Service.

                    1.4  "Election Form" means the Form attached as Exhibit I

                    1.5 "Fees" means the total director fees payable to the Director for services provided at Bancorp's regular meetings of the board of directors (excluding fees for meetings of committees of the Board of Directors).


TRB-05109610.1a-5/22
                                                         1

                    1.6 "Promised Shares Fee Account" means a bookkeeping account established for the Director for credits of deferrals in promised fee Shares as required and/or elected by the Director in accordance with the terms of the Plan and this Agreement.

                    1.7 "Termination of Service" means the Director's ceasing to be a member of the Bancorp's Board of Directors for any reason whatsoever.

          1.8 "Shares" means shares of common stock of Sierra Tahoe Bancorp.


                                                     ARTICLE 2

                                     Mandatory Deferral and Optional Deferral

         2.1 Mandatory Deferral of 1/3 of Fees. The Director acknowledges that the Plan provides for the mandatory deferral of 1/3 of the Fees to the Promised Fee Shares Account.

         2.2 Initial Election. The Director may make an initial irrevocable deferral election under this Agreement by filing with the Bancorp a properly completed Election Form. If no initial deferral is made all of the Fees will be deferred to the Promised Fee Shares Account. The Director may irrevocably elect to defer the remaining amount of Fees not deferred mandatorily to the Cash Account.

The Election Form may be used to irrevocably elect deferral of the remaining amount of Fees which the Director is entitled to the Cash Account or the Promised Fee Shares Account. The Election Form when properly completed and filed with Bancorp shall only be effective to defer Fees earned (i) after the date the Election Form is received by the Bancorp and (ii) with respect to elections for deferral to the Promised Fee Shares Account if such election is made at least six months prior to the beginning of the director's next election term for continuing directors or just prior to the election term for new directors and with respect to elections to the Cash Account only if such election is made at least 30 days prior to the start of the election term for existing directors or prior to the first date of the election term for new directors.

         2.3 Election Changes. The Director may irrevocably change the deferral elections for an election term after the initial term by filing an Election Form that is properly completed with the Bancorp. If no new Election Form is filed for the Director for the any election term after the initial election term, then the Election Form as most recently filed by the Director with the Bancorp shall be controlling. The new Election Form shall not be effective for the next election term unless (i) the new Election Form is properly completed and filed with the Bancorp prior to the beginning of the next election term and (ii) with respect to an election change to increase or decrease deferrals to the Promised Fee Shares Account such new Election Form is filed with Bancorp at least six months prior to the beginning of the Director's next election term or with respect to an election change to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) such new Election Form is filed with the Bancorp at least 30 days prior to the beginning of the Director's next election term.

          2.4 Hardship. In the event the Director incurs a severe financial hardship, the Director's deferral schedule with respect to his Cash Account or Promised Fee Share Account shall be revised by the Bancorp's board of directors (or an authorized committee of the Bancorp's board of directors) to the extent necessary to eliminate the severe financial hardship. The severe financial hardship must be caused by an accident, illness, or an event beyond the control of the Director.

                                                     ARTICLE 3

                                                 Deferral Account

         3.1 Establishing and Crediting. The Bancorp shall establish a deferral accounts on its books for the Director, and shall credit to the deferral accounts the following amounts:

         3.2 Deferrals to the Promised Fee Shares Account. The Promised Fee Shares Account will be credited with the number of Shares, including fractions, which could have been purchased had the amount of the Fees deferred mandatorily and at the election of the Director to the Promised Fee Shares Account accrued during a Deferral Period been used to purchase Shares on the date such Fees would have been paid had they not been deferred, at a price per share equal to the Fair Market Value on such date. Dividends and distributions on Shares shall be credited to the Promised Fee Shares Account as set forth in the Plan. Adjustments for a stock split, stock dividend, recapitalization, merger or similar event shall be made as provided for in the Plan.

         3.3 Deferrals to the Cash Account. The Fees deferred at the election of the Director to the Cash Account as of the time such Fees would have otherwise been paid to the Director shall be credited to the Director's Cash Account. Interest shall accrue on the Cash Account balance as provided for in the Plan and in this Agreement.

         3.4 Statement of Accounts. The Bancorp shall provide to the Director, within one hundred twenty (120) days after each anniversary of this Agreement, a statement setting forth the deferral account balances.

         3.5 Accounting Device Only. The deferral accounts are solely a device for measuring amounts to be paid under this Agreement. The deferral accounts are not a trust fund of any kind. The Director is a general unsecured creditor of the Bancorp for the payment of benefits. The benefits represent the mere Bancorp promise to pay such benefits. The Director's rights to such benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.


                                                     ARTICLE 4

                                            Payment of Deferred Amounts

         4.1 Payment. Within 10 business days after the Distribution Date, the Bancorp shall pay to the Director (i) the amount in cash equal to the Cash Account balance including interest to the Distribution Date and (ii) deliver the number of Shares equal to the whole number of Shares in the Promised Fee Shares Account and cash in the amount equal to the fraction share in the Promised Fee Shares Account times the Fair Market Value as of the Distribution Date or in lieu of such Shares and cash, cash in an amount equal to the number of Shares in the Promised Fee Shares Account times the Fair Market Value at the Distribution Date at the election of the Director.

         4.2 Hardship Distribution. Upon the determination of the Bancorp's Board of Director (following petition by the Director) that the Director has suffered a severe financial hardship as described in Section 2.4, the Bancorp shall distribute to the Director all or portion of the balances of the deferral accounts as determined by the Bancorp, but in no event shall the distribution be greater than is necessary to relieve the severe financial hardship.

                                                     ARTICLE 5

                                                   Beneficiaries

         5.1 Beneficiary Designations. The Director shall designate a beneficiary and contingent beneficiary by filing a written designation with the Bancorp attached as Exhibit II. The Director may revoke and modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Director and accepted by the Bancorp during the Director's lifetime. The Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's surviving spouse, if any, and if none, to the Director's estate.

         5.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Bancorp may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Bancorp may require proof of incompetency, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bancorp from all liability with respect to such benefit.

                                                     ARTICLE 6

                                           Claims and Review Procedures

         6.1 Claims Procedure. The Bancorp shall notify the Director's beneficiary in writing, within ninety (90) days of his or her written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Bancorp determines that the beneficiary is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the beneficiary wishes to have the claim reviewed. If the Bancorp determines that there are special circumstances requiring additional time to make a decision, the Bancorp shall notify the beneficiary of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

         6.2 Review Procedure. If the beneficiary is determined by the Bancorp not to be eligible for benefits, or if the beneficiary believes that he or she is entitled to greater or different benefits, the beneficiary shall have the opportunity to have such claim reviewed by the Bancorp by filing a petition for review with the Bancorp within sixty (60) days after receipt of the notice issued by the Bancorp. Said petition shall state the specific reasons which the beneficiary believes entitle him or her to benefits or to greater or different benefits.

         Within sixty (60) days after receipt by the Bancorp of the petition, the Bancorp shall afford the beneficiary (and counsel, if any) an opportunity to present his or her position to the Bancorp orally or in writing, and the beneficiary (or counsel) shall have the right to review the pertinent documents. The Bancorp shall notify the beneficiary of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the beneficiary and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Bancorp, but notice of this deferral shall be given to the beneficiary.

                                                     ARTICLE 7

                                            Amendments and Termination

         The Bancorp's board of directors may amend or terminate this Agreement at any time if, pursuant to legislative, judicial or regulatory action, continuation of the Agreement would (i) cause benefits to be taxable to the Director prior to actual receipt, or (ii) result in significant financial penalties or other significantly detrimental ramifications to the Bancorp (other than the financial impact of paying the benefits). In no event shall this Agreement be terminated without payment and delivery to the Director of the balances of the deferral accounts attributable to the Director's deferrals and interest credited on such amounts. In the event the Plan is terminated (i) no further deferrals pursuant to Article 3 of this Agreement shall be made, (ii) Shares in the Promised Fee Shares Account shall continue to be credited for dividends, distributions and adjustments and amounts in the Cash Account shall continue to be credited with interest as if the Plan were still in effect with respect to such, and (iii) delivery of amounts from the Cash Account and Shares from the Promised Fee Shares Account will be made as if the Plan were still in effect with respect to such.

                                                     ARTICLE 8

                                                   Miscellaneous

          8.1 Binding Effect. This Agreement shall bind the Director and the Bancorp, and their beneficiaries, survivors, executors, administrators and transferees.

         8.2 No Guaranty of Directorship. This Agreement is not a contract for services. It does not give the Director the right to remain a director of the Bancorp, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a director nor interfere with the Director's right to terminate services at any time.

          8.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

          8.4 Tax Withholding. The Bancorp shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

          8.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of California, except to the extent preempted by the laws of the United States of

America.

         8.6 Unfunded Arrangement. The Director and beneficiary are general unsecured creditors of the Bancorp for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bancorp to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Director.

IN WITNESS WHEREOF, the Director and a duly authorized Bancorp officer have signed this Agreement.

DIRECTOR
                              SIERRA TAHOE BANCORP



Jerrold T. Henley

                             By: /s/ J. Henley /   /s/ Richard Belstock


                            Title: Chairman / SVP/ Controller

IN WITNESS WHEREOF, the Director and a duly authorized Bancorp officer have signed this Agreement.

DIRECTOR
                              SIERRA TAHOE BANCORP



 ----------------------------
                    By: --------------------


                           Title: -------------------



                                         Consent of the Director's Spouse
                                           to the Deferred Fee Agreement



I, Carolina E. Henley, being the spouse of Jerrold t. Henley, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Deferred Fee Agreement (including the elections made on Exhibit I to such Deferred Fee Agreement) entered into by my spouse in May, 1996. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated: June 20, 1996

                                           /s/ Carolina E. Henley

                                             _____________, Spouse

                                                     EXHIBIT I

                                              DEFERRAL ELECTION FORM


I elect to defer fees under my Deferred Fee Agreement with the Bancorp as follows:


                                         Deferral Options (choose only one)
 X I elect to take the remaining 2/3 of my Fees in cash currently.

___     I elect to defer the remaining 2/3 of my Fees to the Promised Shares
        Account.3

___ I elect to defer ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

___ I elect to defer __% of the remaining 2/3 of my Fees to the Promised Shares Account, ___% of the remaining 2/3 of my Fees to the Cash Account and to take any remaining portion in cash currently.

- --------------------------------------------------------------------------------


- -------------------------------------------------------------------------------

I understand that I may change my deferrals by filing a new election form with the Bancorp; provided, however, (i) that any subsequent election will not be effective until the next election term following the date on which the new election form is received by the Bancorp, (ii) that any election to increase or decrease deferrals to the Promised Fee Shares Account will not be effective for the next election term unless made six months prior to the next election term or prior to the start of the election term for new directors, and (iii) that any election to increase or decrease deferrals to the Cash Account (that does not involve an increase or decrease of deferrals to the Promised Fee Shares Account) will not be effective for the next election term unless made 30 days prior to the next election term or prior to the start of the election term for new directors.



                                                              DIRECTOR



                                                              Jerrold T. Henley

Date: May 29, 1996
                                                             By: /s/ J. Henley


                                                              Title: Chairman


- --------
         3 If this is your initial election do not file an election form to defer the remaining 2/3 of your fees, as the remaining 2/3 of your fees will be deferred in the Promised Fee Shares Account when no election is made.

                                                    EXHIBIT II

                                           BENEFICIARY DESIGNATION FORM


I designate the following as beneficiary of benefits under the Deferred Fee Agreement payable following my death:

Primary: The Sagehaven Trust of 1989
Address and Relationship: Husband & Wife Trustees as Co-Trustees
   ((Wife is therefore beneficiary in case of my death))

Contingent: ((See Trust))
Address and
Relationship:_________________________________________________________
- ------------------------------------------------------------------------------

NOTE:To name a trust as beneficiary, please provide the name of the trustee and the exact date of the trust agreement.

In the event the primary beneficiary is not the spouse of the Executive, the spouse of the Executive will need to sign the attached Spousal Consent and such signature must be notarized.

THE RIGHT TO REVOKE OR CHANGE ANY BENEFICIARY DESIGNATION IS
HEREBY RESERVED.  ANY PRIOR DESIGNATION OF PRIMARY BENEFICIARIES
AND SECONDARY BENEFICIARIES IS HEREBY REVOKED.

I understand that I may change these beneficiary designations by filing a new written designation with the Bancorp. I further understand that the above designation will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary, in the event of the dissolution of our marriage.


                                Jerrold T. Henley

Date: May 29, 1996
                                By: /s/ J. Henley


                                   Title: Chairman

Accepted by the Bancorp this 3 day of June, 1996.



                            By: /s/ Richard Belstock


                             Title: SVP/ Controller

                                         Consent of the Director's Spouse

                                       to the Above Beneficiary Designation



I, _____________, being the spouse of _________, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Beneficiary Designation which relates to the Deferred Fee Agreement entered into by my spouse on ______________, 1996. I understand that the above Beneficiary Designation adversely affects my community property interest in the benefits provided for under the terms of the Deferred Fee Agreement. I understand that I have been advised to consult with an attorney of my choice prior to executing this consent, so that such attorney can explain the effects of this consent.



Dated:_____________, 1996

                  ---------------------------

     _____________, Spouse

                                           CERTIFICATE OF ACKNOWLEDGMENT
                                                 OF NOTARY PUBLIC

State of California    )
                               ) ss.
County of ________)

On ________________,  1996, before me,  ______________,  Notary Public, State of
California, personally appeared ______________

[ ]      personally know to me - OR
[ ]      proved to me on the basis of satisfactory evidence

to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signatures(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.


                    ----------------------------------------

                    Notary Public

                    State of California
(Seal)

Capacity Claimed by Signer:

[ ]      Individual(s) Signing for Oneself/Themselves

[ ]      Corporate Officer(s)   _________________________  _____________________
                                         Title                     Company

                                -------------------------  ---------------------
                                        Title                      Company

[ ]      Partner(s)  ___________________________________________________________
                                                                    Partnership

[ ]      Trustees(s)  _________________________________________________________
                                                                         Trust

[ ]      Attorney-in-Fact  ____________________________   _____________________
                                 Principal                           Principal

[ ]      Other  __________________________________  ____________________________
                 Entity(ies) Represented                Entity(ies) Represented
>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>>
Title or Type of Document:______________________________________________________

Date of Document:__________________ Number of
Pages:______________________________

Signer(s) Other Than Named Above:_______________________________________________

TRB-04119606.1b-7/25
                                                         1

                                                   EXHIBIT 10.12

NOTWITHSTANDING ANY OTHER PROVISION OF THIS AGREEMENT, NO SHARES OF SIERRA TAHOE BANCORP'S COMMON STOCK SHALL BE ISSUED PURSUANT HERETO UNLESS THE SIERRA TAHOE BANCORP 1996 STOCK OPTION PLAN SHALL HAVE FIRST BEEN APPROVED BY THE SHAREHOLDERS OF SIERRA TAHOE BANCORP.

                                               SIERRA TAHOE BANCORP

                                         INCENTIVE STOCK OPTION AGREEMENT


          This Incentive Stock Option Agreement (the "Agreement") is made and entered into as of the 1st day of July, 1996, by and between Sierra Tahoe Bancorp, a California corporation (the "Bancorp"), and William T. Fike ("Optionee");

         WHEREAS, pursuant to the Sierra Tahoe Bancorp 1996 Stock Option Plan (the "Plan"), a copy of which is attached hereto, the Stock Option Committee has authorized granting to Optionee an incentive stock option to purchase all or any part of two thousand four hundred eighty-four (2,484) authorized but unissued shares of the Bancorp's common stock for cash at the price of fourteen dollars and twenty-five cents ($14.25) per share, such option to be for the term and upon the terms and conditions hereinafter stated;

         NOW, THEREFORE, it is hereby agreed:

          1. Grant of Option. Pursuant to said action of the Stock Option Committee, the Bancorp hereby grants to Optionee the option to purchase, upon and subject to the terms and conditions of

fike2.agr
                                                         1
the Plan which is incorporated in full herein by this reference, all or any part of two thousand four hundred eighty-four (2,484) shares of the Bancorp's common stock (hereinafter called "stock") at the price of fourteen dollars and twenty-five cents ($14.25) per share, which price is not less than one hundred percent (100%) of the fair market value of the stock (or not less than 110% of the fair market value of the stock for Optionee-shareholders who own securities possessing more than ten percent (10%) of the total combined voting power of all classes of securities of the Bancorp) as of the date of action of the Stock Option Committee granting this option.
         2. Exercisability. This option shall be exercisable upon grant. This option shall remain exercisable as to all of such shares until July 1, 2006 (but not later than ten (10) years from the date this option is granted) unless this option has expired or terminated earlier in accordance with the provisions hereof. Shares as to which this option becomes exercisable pursuant to the foregoing provision may be purchased at any time prior to expiration of this option.
         3. Exercise of Option. This option may be exercised by written notice delivered to the Bancorp stating the number of shares with respect to which this option is being exercised, together with cash or shares of the Bancorp's stock, as applicable, in the amount of the purchase price of such shares. Not less than ten (10) shares may be purchased at any one time unless the number purchased is the total number which may be purchased under this option and in no event may the option be exercised with respect to fractional shares. Upon exercise, Optionee shall make appropriate arrangements and shall be responsible for the withholding of any federal and state taxes then due.
         4. Cessation of Employment. Except as provided in Paragraphs 2 and 5 hereof, if Optionee shall cease to be an employee of the Bancorp or a subsidiary corporation for any reason other than Optionee's death or disability, [as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended from time to time (the "Code")], this option shall expire three (3) months thereafter. During the three (3) month period this option shall be exercisable only as to those installments, if any, which had accrued as of the date when Optionee ceased to be an employee of the Bancorp or the subsidiary corporation.
         5. Termination of Employment for Cause. If Optionee's employment with the Bancorp or a subsidiary corporation is terminated for cause, this option shall expire thirty (30) days from the date of such termination. Termination for cause shall include, but not be limited to, termination for malfeasance or gross misfeasance in the performance of duties or conviction of a crime involving moral turpitude, and, in any event, the determination of the Board of Directors with respect thereto shall be final and conclusive.
         6. Nontransferability; Death or Disability of Optionee. This option shall not be transferable except by will or by the laws of descent and distribution and shall be exercisable during Optionee's lifetime only by Optionee. If Optionee dies while an employee of the Bancorp or a subsidiary corporation, or during the three (3) month period referred to in Paragraph 4 hereof, this option shall expire one (1) year after the date of Optionee's death or on the day specified in Paragraph 2 hereof, whichever is earlier. After Optionee's death but before such expiration, the persons to whom Optionee's rights under this option shall have passed by will or by the applicable laws of descent and distribution or the executor or administrator of Optionee's estate shall have the right to exercise this option as to those shares for which installments had accrued under Paragraph 2 hereof as of the date on which Optionee ceased to be an employee of the Bancorp or a subsidiary corporation.
         If Optionee terminates his or her employment because of disability, (as defined in Section 22(e)(3) of the Code), Optionee may exercise this option to the extent he or she is entitled to do so at the date of termination, at any time within one (1) year of the date of termination, or before the expiration date specified in Paragraph 2 hereof, whichever is earlier.

          7. Employment. This Agreement shall not obligate the Bancorp or a subsidiary corporation to employ Optionee for any period, nor shall it interfere in any way with the right of the Bancorp or a subsidiary corporation to reduce Optionee's compensation. 8. Privileges of Stock Ownership. Optionee shall have no rights as a shareholder with respect to the Bancorp's stock subject to this option until the date of issuance of stock certificates to Optionee. Except as provided in the Plan, no adjustment will be made for dividends or other rights for which the record date is prior to the date such stock certificates are issued. 9.
     Modification and Termination. The rights of Optionee are subject to modification and termination upon the occurrence of certain events as provided in Sections 13 and 14 of the Plan. 10. Notification of Sale. Optionee agrees that Optionee, or any person acquiring shares upon exercise of this option, will notify the Bancorp not more than five (5) days after any sale or other disposition of such shares. 11. Representations of Optionee. No shares issuable upon the exercise of this option shall be issued and delivered unless and until the Bancorp has complied with all applicable requirements of California and federal law and of the Securities and Exchange Commission and the California Department of Corporations pertaining to the issuance and sale of such shares, and all applicable listing requirements of the securities exchanges, if any, on which shares of the Bancorp of the same class are then listed. Optionee agrees to ascertain that such requirements shall have been complied with at the time of any exercise of this option. In addition, if the Optionee is an "affiliate" for purposes of the Securities Act of 1933, there may be additional restrictions on the resale of stock, and Optionee therefore agrees to ascertain what those restrictions are and to abide by the restrictions and other applicable federal and state securities laws. Furthermore, the Bancorp may, if it deems appropriate, issue stop transfer instructions against any shares of stock purchased upon the exercise of this option and affix to any certificate representing such shares the legends which the Bancorp deems appropriate.

         Optionee represents that the Bancorp, its directors, officers, employees and agents have not and will not provide tax advice with respect to the option, and Optionee agrees to consult with his or her own tax advisor as to the specific tax consequences of the option, including the application and effect of federal, state, local and other tax laws.
         12. Notices. Any notice to the Bancorp provided for in this Agreement shall be addressed to it in care of its President or Chief Financial Officer at its main office and any notice to Optionee shall be addressed to Optionee's address on file with the Bancorp or a subsidiary corporation, or to such other address as either may designate to the other in writing. Any notice shall be deemed to be duly given if and when enclosed in a properly sealed envelope and addressed as stated above and deposited, postage prepaid, with the United States Postal Service. In lieu of giving notice by mail as aforesaid, any written notice under this Agreement may be given to Optionee in person, and to the Bancorp by personal delivery to its President or Chief Financial Officer.

          13. Incentive Stock Option. This Agreement is intended to be an incentive stock option agreement as defined in Section 422 of the Code.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement.

OPTIONEE
                              SIERRA TAHOE BANCORP


By /s/ W. T. Fike               By /s/ J. Henley


                                Chairman

                           By_________________________

                                                   EXHIBIT 10.13

NOTWITHSTANDING ANY OTHER PROVISION OF THIS AGREEMENT, NO SHARES OF SIERRA TAHOE BANCORP'S COMMON STOCK SHALL BE ISSUED PURSUANT HERETO UNLESS THE SIERRA TAHOE BANCORP 1996 STOCK OPTION PLAN SHALL HAVE FIRST BEEN APPROVED BY THE SHAREHOLDERS OF SIERRA TAHOE BANCORP.


                                               SIERRA TAHOE BANCORP

                                        NONQUALIFIED STOCK OPTION AGREEMENT


          This Nonqualified Stock Option Agreement (the "Agreement") is made and entered into as of the 1st day of July, 1996, by and between Sierra Tahoe Bancorp, a California corporation (the "Bancorp"), and William T. Fike, ("Optionee");

         WHEREAS, pursuant to the Sierra Tahoe Bancorp 1996 Stock Option Plan (the "Plan"), a copy of which is attached hereto, the Stock Option Committee has authorized granting to Optionee a nonqualified stock option to purchase all or any part of forty-seven thousand five hundred and sixteen (47,516) authorized but unissued shares of the Bancorp's common stock for cash at the price of fourteen dollars and twenty-five cents ($14.25) per share, such option to be for the term and upon the terms and conditions hereinafter stated;
         NOW, THEREFORE, it is hereby agreed:

fike3.agr

         1. Grant of Option. Pursuant to said action of the Stock Option Committee, the Bancorp hereby grants to Optionee the option to purchase, upon and subject to the terms and conditions of the Plan which is incorporated in full herein by this reference, all or any part of forty-seven thousand five hundred and sixteen (47,516) shares of the Bancorp's common stock (hereinafter called "stock") at the price of fourteen dollars and twenty-five cents ($14.25) per share, which price is not less than one hundred percent (100%) of the fair market value of the stock (or not less than 110% of the fair market value of the stock for Optionee-shareholders who own securities possessing more than ten percent (10%) of the total combined voting power of all classes of securities of the Bancorp) as of the date of action of the Stock Option Committee granting this option.
         2. Exercisability. This option shall be exercisable upon grant. This option shall remain exercisable as to all of such shares until July 1, 2006 (but not later than ten (10) years from the date this option is granted) unless this option has expired or terminated earlier in accordance with the provisions hereof. Shares as to which this option becomes exercisable pursuant to the foregoing provision may be purchased at any time prior to expiration of this option.
         3. Exercise of Option. This option may be exercised by written notice delivered to the Bancorp stating the number of shares with respect to which this option is being exercised, together with cash or shares of the Bancorp's stock, as applicable, in the amount of the purchase price of such shares. Not less than ten (10) shares may be purchased at any one time unless the number purchased is the total number which may be purchased under this option and in no event may the option be exercised with respect to fractional shares. Upon exercise, Optionee shall make appropriate arrangements and shall be responsible for the withholding of any federal and state taxes then due.
         4. Cessation of Employment. Except as provided in Paragraphs 2 and 5 hereof, if Optionee shall cease to be an employee of the Bancorp or a subsidiary corporation for any reason other than Optionee's death or disability, [as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended from time to time (the "Code")] this option shall expire three (3) months thereafter.

During the three (3) month period this option shall be exercisable only as to those installments, if any, which had accrued as of the date when Optionee ceased to be an employee of the Bancorp or the subsidiary corporation.
         5. Termination of Employment for Cause. If Optionee's employment with the Bancorp or a subsidiary corporation is terminated for cause, this option shall expire thirty (30) days from the date of such termination. Termination for cause shall include, but not be limited to, termination for malfeasance or gross misfeasance in the performance of duties or conviction of a crime involving moral turpitude, and, in any event, the determination of the Board of Directors with respect thereto shall be final and conclusive.
         6. Nontransferability; Death or Disability of Optionee. This option shall not be transferable except by will or by the laws of descent and distribution and shall be exercisable during Optionee's lifetime only by Optionee. If Optionee dies while serving as an employee of the Bancorp or a subsidiary corporation, or during the three (3) month period referred to in Paragraph 4 hereof, this option shall expire one (1) year after the date of Optionee's death or on the day specified in Paragraph 2 hereof, whichever is earlier. After Optionee's death but before such expiration, the persons to whom Optionee's rights under this option shall have passed by will or by the applicable laws of descent and distribution or the executor or administrator of Optionee's estate shall have the right to exercise this option as to those shares for which installments had accrued under Paragraph 2 hereof as of the date on which Optionee ceased to be an employee of the Bancorp or a subsidiary corporation.
         If Optionee terminates his or her employment because of disability, (as defined in Section 22(e)(3) of the Code), Optionee may exercise this option to the extent he or she is entitled to do so at the date of termination, at any time within one (1) year of the date of termination, or before the expiration date specified in Paragraph 2 hereof, whichever is earlier.

          7. Employment. This Agreement shall not obligate the Bancorp or a subsidiary corporation to employ Optionee for any period, nor shall it interfere in any way with the right of the Bancorp or a subsidiary corporation to reduce Optionee's compensation.

         8. Privileges of Stock Ownership. Optionee shall have no rights as a shareholder with respect to the Bancorp's stock subject to this option until the date of issuance of stock certificates to Optionee. Except as provided in the Plan, no adjustment will be made for dividends or other rights for which the record date is prior to the date such stock certificates are issued.

          9. Modification and Termination. The rights of Optionee are subject to modification and termination upon the occurrence of certain events as provided in Sections 13 and 14 of the Plan.

         10. Notification of Sale. Optionee agrees that Optionee, or any person acquiring shares upon exercise of this option, will notify the Bancorp not more than five (5) days after any sale or other disposition of such shares.
         11. Representations of Optionee. No shares issuable upon the exercise of this option shall be issued and delivered unless and until the Bancorp has complied with all applicable requirements of California and federal law and of the Securities and Exchange Commission and the California Department of Corporations pertaining to the issuance and sale of such shares, and all applicable listing requirements of the securities exchanges, if any, on which shares of the Bancorp of the same class are then listed. Optionee agrees to ascertain that such requirements shall have been complied with at the time of any exercise of this option. In addition, if the Optionee is an "affiliate" for purposes of the Securities Act of 1933, there may be additional restrictions on the resale of stock, and Optionee therefore agrees to ascertain what those restrictions are and to abide by the restrictions and other applicable federal and state securities laws.
         Furthermore, the Bancorp may, if it deems appropriate, issue stop transfer instructions against any shares of stock purchased upon the exercise of this option and affix to any certificate representing such shares the legends which the Bancorp deems appropriate.

         Optionee represents that the Bancorp, its directors, officers, employees and agents have not and will not provide tax advice with respect to the option, and Optionee agrees to consult with his or her own tax advisor as to the specific tax consequences of the option, including the application and effect of federal, state, local and other tax laws.
         12. Notices. Any notice to the Bancorp provided for in this Agreement shall be addressed to it in care of its President or Chief Financial Officer at its main office and any notice to Optionee shall be addressed to Optionee's address on file with the Bancorp or a subsidiary corporation, or to such other address as either may designate to the other in writing. Any notice shall be deemed to be duly given if and when enclosed in a properly sealed envelope and addressed as stated above and deposited, postage prepaid, with the United States Postal Service. In lieu of giving notice by mail as aforesaid, any written notice under this Agreement may be given to Optionee in person, and to the Bancorp by personal delivery to its President or Chief Financial Officer.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement.

OPTIONEE
                              SIERRA TAHOE BANCORP


By /s/ W. T. Fike                     By /s/ J. Henley


                                       Chairman


                                      By______________________________

                                                   EXHIBIT 10.14

                                        FIXED PRICE CONSTRUCTION AGREEMENT


         THIS FIXED PRICE CONSTRUCTION AGREEMENT (the "Agreement") is made and entered into this 12th day of June, 1996 by and between the following parties:
SierraWest Bank, a Nevada Banking Corporation, whose address is 4950 Kietzke Lane, Reno, Nevada 89509 hereinafter "Bank"), and Shaver Construction, Inc., a Nevada Corporation, whose address is 9 Greg Street, Sparks, Nevada 89431 hereinafter "Contractor") and concerns the following Recitals:


                                               W I T N E S S E T H:


         WHEREAS, Bank currently owns that certain parcel of unimproved real property located at the Southeast corder of Nye Lane and Carson Street (Highway 395) in the City of Carson, County of Carson, State of Nevada and specifically described in Exhibit "A" attached hereto and incorporated herein consisting of approximately 1.15 acres in size (the "Property"); and

         WHEREAS, Contractor is an experienced licensed contractor within the State of Nevada and has agreed, at the specific request of Bank, to construct upon the property described in Exhibit "A" pursuant to this Agreement a first class freestanding bank branch office according to the plans, specifications and design attached hereto as Exhibit "B" and incorporated herein by this reference as if set forth in full and consisting of one level with an aggregate square footage of approximately Five Thousand Four Hundred (5,400) square feet (the "Building"); and

         WHEREAS, Bank and Contractor wish to formalize their intentions with regard to the construction design, cost and completion of the Building;

         NOW, THEREFORE, Bank and Contractor agree as follows:

         1. Purpose of Agreement; Incorporation of Recitals. The purpose of this Agreement is to establish the respective terms, conditions, rights and obligations regarding the construction of the Building upon the Property. In that regard, the above-referenced Recitals are incorporated into this Agreement.

         2. Relationship of Bank and Contractor. Bank and Contractor agree and restate that the relationship by and between the parties under this Agreement shall be one between property owner and licensed contractor/Contractor. Bank and Contractor are not joint venturers or partners with regard to this Agreement.

          3. Approved Architect and Engineer; Approved Plans, Specifications and Design; Change Orders; Quality of Construction. It is intended that Contractor build the building according to the construction plans, including all drive-thru, parking areas and landscaping required therein. The architect and engineer for the project shall be Don Mackey and Lumis and Associates, respectively. The architect and engineer shall not be changed by Bank or Contractor without the other parties written concurrence; that approval not to be unreasonably withheld. The plans, specifications and design of the building to be built and surrounding drive-thru, parking areas and landscaping shall be according to the following approved plans and specifications: See Plans attached hereto as Exhibit "B". These approved plans, specification and design shall be referred to herein as the "Plans". Except as to matters requiring immediate change, and for which no possible consent could be obtained in sufficient time, the approved Plans may be changed only upon the prior mutual written consent of Bank and Contractor. No adjustment shall be made for items included within the original plans or that decrease the cost of completion since this is a fixed price agreement. Any adjustments for additional items or changes rendering the project more expensive to complete shall specify the new price to complete that changed project component and the new cost of the entire project and any affect upon completion time being clearly noted thereon by Contractor. No adjustments for cost or completion date shall be allowed to be unilaterally elected by Contractor as to any matter reasonably within the original approved Plans. Any additional changes in addition to the original approved Plans shall be assumed to be within the current construction cost and completion schedule unless specifically stated as set forth above in the written change order. Any additive change orders will carry a fifteen percent (15%) overhead and profit markup. Deductive change orders will be at cost only.

         4. Construction Cost; Fixed Price Agreement; Exceeding Fixed Price. The cost for the construction of the building, including, but not limited to all drive-thru, parking and landscaping required by the Plans and project construction expenses shall be the sum of Six Hundred Sixty-Eight Thousand Eight Hundred Dollars ($668,800.00) (hereinafter referred to as the "Fixed

Price"). The Fixed Price may be adjusted only by change orders executed only in compliance with Paragraph 3, above. Contractor shall assume the risk of any construction costs that exceed the Fixed Price, plus approved change orders for additional work. Draws and disbursements by Bank (or Bank's lending institution) to Contractor shall be in accordance with the schedule set forth in Exhibit "C".

         5. Start Date; Completion Date; Penalties For Not Meeting Completion Date. Construction shall commence promptly after the appropriate building permits and approval have been obtained after diligent attempt to obtain same. Work shall proceed without interruption for One Hundred Fifty (150) calendar days when the project shall be completed and be ready for normal use and occupancy.

         6. Default; Lien Free Status of Project. Failure to adhere to this Agreement by either Bank or Contractor shall result in a default and shall accord the party otherwise in accordance with this Agreement to seek damages or equitable relief as allowed by applicable law in conformance with the dispute resolution procedure stated in Paragraph 7, below. During all times, Contractor shall maintain a lien free status for all work performed as to the project for which Bank has paid sums with regard to.

         7. Arbitration of Disputes. All disputes regarding this Agreement shall be resolved by final and binding arbitration according to the commercial construction dispute resolution rules of the American Arbitration Association. Venue shall be in Reno, Nevada. Arbitration shall be commenced within 30 days of the first demand for arbitration being made and shall be completed within 100 days of the first demand for arbitration. Any disputes under $25,000 shall be resolved by a single arbitrator. Any disputes over that amount shall be resolved by a panel of three (3) arbitrators. The decision of the arbitrator(s) shall be final and binding and may include an award of legal fees, costs and expenses.

         8. Miscellaneous. All customary building and system warranties shall be assigned to Bank at completion of construction. This Agreement may not be assigned by Contractor without the prior written consent of Bank. Contractor shall identify all subcontractors intended to be used on the project to Bank and Bank shall have the right to give preference as subcontractors to Bank customer/tradesmen who serve that particular trade where appropriate and where the project cost would not be increased by that use of bank customer/tradesmen. This Agreement shall be construed according to the laws of the State of Nevada. This Agreement shall only be amended in writing, signed by each party hereto. This Agreement may be executed in counterparts. Gender and tense shall be read in context and shall include singular, plural, masculine, feminine and neuter, where applicable. This Agreement is the result of negotiation and shall not be construed against either party as draftsperson.

         IN  WITNESS   WHEREOF,   we  have  executed   this   Agreement  on  the
above-referenced date in Reno, Nevada.

BANK:

SIERRAWEST BANK,
a Nevada Corporation




By: /s/ David A. Funk
         David A. Funk

Its:  President/CEO


Contractor:

SHAVER CONSTRUCTION, INC.
a Nevada Corporation

By: /s/ Deane Shaver
         Deane Shaver

Its: President








contract\shaver.3

                                                    EXHIBIT "A"

                                                 Legal Description

                                                    EXHIBIT "B"

                                         Plans, Specifications and Design

                                                    EXHIBIT "C"

                                            Draw Disbursement Schedule

                                   Exhibit 11

                      Sierra Tahoe Bancorp and Subsidiaries
                    Computation of Earnings Per Common Share

                 (Amounts in thousands except per share amounts)


                                                                             Three           Three             Six           Six
                                                                            Months          Months          Months        Months
                                                                             Ended           Ended           Ended         Ended
                                                                          06/30/96        06/30/95        06/30/96      06/30/95

Primary

Net income                                                             $       388      $      436      $      956    $      964
                                                                       ===========      ==========      ==========    ==========
Shares
  Weighted average number of common
    shares outstanding                                                       2,668           2,610           2,634         2,615

  Assuming  exercise of options reduced by the number
   of shares which could have
   been purchased with the proceeds from
   exercise of such option                                                     131              74             119            71
                                                                       -----------      ----------      ----------    ----------

  Weighted average number of common
    shares outstanding as adjusted                                           2,799           2,684           2.753         2,686
                                                                       ===========      ==========      ==========    ==========

Net income per share                                                   $      0.14      $     0.16      $     0.35    $     0.36
                                                                       ===========      ==========      ==========    ==========

Assuming full dilution





Earnings                                                               $       388      $      436      $      956    $      964
Add after tax interest expense
  applicable to convertible debentures                                         112             125             233           250
                                                                       -----------      ----------      ----------    ----------

Net income                                                             $       500      $      561      $    1,189    $    1,214
                                                                       ===========      ==========      ==========    ==========

Shares
  Weighted average number of common
    shares outstanding                                                       2,668           2,610           2,634         2,615

  Assuming conversion of
    convertible debentures                                                     930           1,000             962         1,000

  Assuming  exercise of options reduced by
    the number of shares which could have
    been purchased with the proceeds
    from exercise of such options                                              144              86             135            78
                                                                       -----------      ----------      ----------    ----------

  Weighted average number of common
    shares outstanding as adjusted                                           3,742           3,696           3,731         3,693
                                                                       ===========      ==========      ==========    ==========

Net income per share assuming full
  dilution                                                             $      0.13      $     0.15      $     0.32    $     0.33
                                                                       ===========      ==========      ==========    ==========
