Form 10-Q
period 1996-09-30
SIERRAWEST BANCORP
filed 1996-11-14
CIK 790555

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                      ----------------------------

                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      -----------------------------

For the Quarter ended September 30, 1996        Commission File No. 0-15450


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

As of October 31, 1996: Common Stock - Authorized 10,000,000 shares of no par; issued and outstanding - 2,742,819.

10-Q Filing
September 30, 1996

Part I.     Financial Information

Item 1.     Financial Statements

Following are condensed consolidated financial statements for SierraWest Bancorp ("Bancorp", or together with its subsidiaries, the "Company") for the reportable period ending September 30, 1996. These condensed consolidated financial statements are unaudited, however, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and earnings of the Company in conformity with generally accepted accounting principles. The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SIERRAWEST BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                               (Unaudited)

                September 30, 1996 and December 31, 1995
                    (Amounts in thousands of dollars)


ASSETS                                            09/30/96            12/31/95
------                                            --------            --------
Cash and due from banks                           $ 23,268            $ 18,689

Federal funds sold                                  12,900              20,500

Investment securities and investment in
 mutual funds                                       34,447              29,734

Loans held for sale                                 37,200              16,529

Loans and leases, net of allowance for
 possible loan and lease losses of $4,577
 in 1996 and $3,845 in 1995 (Note 2)               263,384             219,595

Other assets                                        34,042              32,471
                                                    ------              ------
 TOTAL ASSETS                                     $405,241            $337,518
                                                  ========            ========

LIABILITIES
-----------
Deposits                                          $358,949            $293,154

Convertible debentures                               9,035              10,000

Other liabilities                                    5,405               4,531
                                                     -----               -----

 TOTAL LIABILITIES                                 373,389             307,685
                                                   -------             -------

SHAREHOLDER'S EQUITY
--------------------
Common stock                                        11,758              10,709

Retained earnings                                   20,222              19,131

Unrealized loss on investment securities
 available for sale, net of tax                       (128)                 (7)
                                                      ----                  --

  TOTAL SHAREHOLDERS' EQUITY                        31,852              29,833
                                                    ------              ------


TOTAL LIABILITIES &
 SHAREHOLDERS' EQUITY                             $405,241            $337,518
                                                  ========            ========


The accompanying notes are an integral part of these Condensed Consolidated Statements of Condition.


                       SIERRAWEST BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

      For     the  Three  and Nine  Months  Ended  September  30,  1996 and 1995
              (Amounts in thousands except per share amount

                             Three          Three          Nine         Nine
                             Months         Months         Months       Months
                             Ended          Ended          Ended        Ended
                            09/30/96        09/30/95       09/30/96     09/30/95
                            --------        --------       --------     --------
Interest Income:

Interest and fees on loans
   and leases                $ 8,018         $ 6,175        $22,001     $16,904

Interest on federal funds
   sold                          236             186            652         360

Interest on investment
   securities and deposits       460             405          1,290       1,238
                                 ---             ---          -----       -----

Total Interest Income          8,714           6,766         23,943      18,502
                               -----           -----         ------      ------

Less Interest Expense:

  Interest on deposits        3,075            2,075          8,363       5,188
  Interest on convertible
   debentures                   195              212            592         638
  Other interest expenses         5               (1)           (42)         15
                                  -               --            ---          --

Total Interest Expense        3,275            2,286          8,913       5,841
                              -----            -----          -----       -----

Net Interest Income           5,439            4,480         15,030      12,661

Provision for Possible
 Loan and Lease Losses          250              390            910         980
                                ---              ---            ---         ---

Net Interest Income After
 Provision for Possible
 Loan and Lease Losses        5,189            4,090         14,120      11,681

Other Operating Income        1,825            1,977          5,246       6,058

Other Operating Expenses      5,472            5,020         16,302      15,159
                              -----            -----         ------      ------

Income Before Provision
 for Income Taxes             1,542            1,047          3,064       2,580

Provision for Income Taxes      602              424          1,168         993
                                ---              ---          -----         ---

  NET INCOME                $   940          $   623        $ 1,896     $ 1,587
                            =======          =======        =======     =======

  EARNINGS PER SHARE
   Primary                  $  0.33          $  0.23        $  0.68     $  0.59
   Weighted Average Shares
    Outstanding               2,818            2,649          2,775       2,675
   Fully diluted               0.28             0.20           0.60        0.53
   Weighted Average Shares
    Outstanding               3,755            3,676          3,739       3,687
   Cash Dividends Paid Per
    Share of Common Stock   $  0.15          $  0.12        $  0.30     $  0.24


The accompanying notes are an integral part of these Condensed Consolidated Statements of Income.


                   SIERRAWEST BANCORP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

           For the Nine Months Ended September 30, 1996 and 1995
                     (Amounts in thousands of dollars)





                                                            Nine        Nine
                                                            Months      Months
                                                            Ended       Ended
                                                            09/30/96   09/30/95
                                                            --------   --------
Cash Flow from Operating Activities:
  Interest and Fees Received                                $ 23,475   $ 17,619
  Service charges and commissions received                     1,272      1,283
  Servicing income received                                    4,220      4,679
  Interest paid                                               (8,973)    (5,946)
  Cash paid to suppliers and employees                       (14,695)   (13,490)
  Income taxes paid                                           (1,090)      (965)
  Mortgage loans originated for sale                               0    (25,176)
  Government guaranteed loans originated
   for sale                                                   (8,194)   (18,724)
  SBA loans sold                                                 134      5,503
  Mortgage loans sold                                              0     26,167
  Other items                                                    812        788
                                                                 ---        ---
  Net Cash Used in Operating Activities                     $ (3,039)  $ (8,262)
                                                            --------   --------


Cash Flow From Investing Activities:
  Proceeds from:
   Sales of mutual funds-available for sale                        0        225
   Maturities of investment securities-held to maturity        1,015        573
   Maturities of investment securities-available for sale     10,230      1,198
   Sales of investment securities-available for sale           8,239      8,484
   Sales of investment securities-held to maturity
    (Note 5)                                                       0        999
   Purchase of investment securities-available for sale      (24,483)    (4,092)
   Loans and leases made net of principal collections        (56,887)   (37,303)
   Capital expenditures                                       (3,701)    (1,944)
   Decrease (increase) in other assets                           458        (28)
                                                                 ---        ---
   Net Cash Used in Investing Activities                    $(65,129)  $(31,888)
                                                            --------   --------

Cash Flow from Financing Activities:
  Net increase (decrease) in demand, interest bearing
   and savings accounts                                       25,348     (3,003)
  Net increase in time deposits                               40,447      52,471
  Dividend paid                                                 (805)      (624)
  Proceeds from issuance of common stock                         157         77
  Repurchase of common stock                                       0       (445)
                                                                   -       ----
  Net Cash Provided by Financing Activities                 $ 65,147   $ 48,476
                                                            --------   --------

Net (decrease) increase in Cash and Cash Equivalents          (3,021)     8,326
Cash and Cash Equivalents at Start of Year                    39,189     26,049
                                                              ------     ------
Cash and Cash Equivalents at September 30                   $ 36,168   $ 34,375
                                                            ========   ========


The accompanying notes are an integral part of these Condensed Consolidated Statements ofCash Flows.



                       SIERRAWEST BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

              For The Nine Months Ended September 30, 1996 and 1995
                  (Continued) (Amounts in thousands of dollars)

                       RECONCILIATION OF NET INCOME TO NET
                        CASH USED IN OPERATING ACTIVITIES



                                                 Nine           Nine
                                                 Months         Months
                                                 Ended          Ended
                                                09/30/96       09/30/95
                                                --------       --------

Net Income:                                      $ 1,896        $ 1,587

Adjustment to Reconcile Net income to Net
Cash Provided:

  Depreciation and amortization                      891            806
  Provision for possible loan and lease losses       910            980
  Provision for income taxes                       1,168            993
  Amortization of excess servicing on SBA loans      979          1,009
  Amortization of purchased mortgage servicing
   rights                                            129            129
  Decrease in interest payable                       (60)          (105)
  Increase in accrued expenses                       928            396
  Amortization of premiums/discounts on loans       (358)          (345)
  Decrease in taxes payable                       (1,090)          (965)
  Increase in loans originated for sale           (8,060)       (12,230)
  (Increase) decrease in prepaid expenses           (212)            53
  Other items                                       (160)          (570)
                                                    ----           ----

     Total Adjustments                            (4,935)        (9,849)
                                                  ------         ------

Net Cash Used In Operating Activities           $ (3,039)      $ (8,262)
                                                ========       ========

   --------------------------------------------------------------------
   SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

In 1996, $15.7 million of unguaranteed SBA loans and $4.3 million of guaranteed SBA loans were transferred to held for sale status. Also in 1996, $965 thousand of convertible debentures were converted to common stock, net of $73 thousand unamortized offering costs.

For the nine months ended September 30, 1996 and 1995, $66,000 and $373,000 of loans were transferred to other real estate owned.

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

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements
September 30, 1996 and December 31, 1995

1. BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements have been prepared in a condensed format and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2. LOANS AND LEASES

 As of September 30, 1996, and December 31, 1995, the Bank's loan and lease portfolio consisted of the following (in thousands):



                                                  September      December
                                                  30,1996        30, 1995
                                                  -------        --------
Commercial.......................................$195,105        $155,176
Real Estate - Mortgage...........................  26,286          26,665
Real Estate - Construction.......................  32,730          31,718
Individual and Other.............................   5,726           6,530
Lease Receivables................................   9,352           4,164
                                                    -----           -----

Total gross loans and leases..................... 269,199         224,253

Unearned income on leases........................  (1,394)           (808)
Net deferred loan costs/(fees)...................     156              (5)
Allowance for possible loan and lease losses.....  (4,577)         (3,845)
                                                   ------          ------

Total net loans and leases...................... $263,384        $219,595
                                                 ========        ========

Loans held for sale............................. $ 37,200        $ 16,529
                                                 ========        ========


 Of total gross loans and leases at September 30, 1996, $5.7 million were considered to be impaired. The allowance for possible loan and lease losses included $432 thousand related to these loans. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was $5.7 million.

3. COMMITMENTS & CONTINGENT LIABILITIES

 In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

4. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

 During the first quarter of 1996, the Company entered into an interest rate swap agreement with a major bank (the "Bank") to reduce its exposure to fluctuations in interest rates. The notional principal amount is $20 million, and the term is three years. Under the agreement, the Bank pays a fixed rate of 8.17% and receives from the Company the prime rate. Net interest income or expense resulting from the differential between the fixed and prime rates is recorded on a current basis and any resultant accrual is settled quarterly. The net interest expense recognized in the first nine months of 1996 was $9,333.

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements
September 30, 1996 and December 31, 1995

5. INVESTMENT SECURITIES

 Sales of investment securities classified as held to maturity in 1995 consisted of a single security which was sold within 90 days of the maturity date. The amortized cost at the date of sale was $998,203 and the loss realized was $1,172.

                       SIERRAWEST BANCORP AND SUBSIDIARIES

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

Total assets increased by $67.7 million from $337.5 million at December 31, 1995, to $405.2 million at September 30, 1996. This increase included increases of $64.4 million in loans and loans held for sale, net of the allowance for possible loan and lease losses, $4.7 million in investment securities and investment in mutual funds, $4.6 million in cash and due from banks, and $1.6 million in other assets. These increases were offset by decreases of $7.6 million in federal funds sold. Mutual funds, federal funds sold and unpledged investment securities classified as available for sale (which consist primarily of U. S. Treasury securities with a remaining maturity of less than two years and col- lateralized mortgage obligations) are all sources of short-term liquidity and can be used somewhat interchangeably to provide liquidity. Of the Company's total investment securities, $9.0 million were pledged at September 30, 1996.

The following table summarizes the Company's deposit and loan portfolios as of September 30, 1996, and December 31, 1995.


Deposits:                                    09/30/96      12/31/95      Change
                                             --------      --------      ------

Non-interest bearing demand................. $ 69,479      $ 60,579    $  8,900

Savings.....................................   13,326        13,693        (367)

Interest bearing transaction accounts.......  108,088        91,273      16,815

Time........................................  168,056       127,609      40,447
                                              -------       -------      ------

  TOTAL DEPOSITS............................ $358,949      $293,154    $ 65,795
                                             ========      ========    ========


Loans:                                       09/30/96      12/31/95      Change
                                             --------      --------      ------

SBA......................................... $146,793      $116,529    $ 30,264

Other Commercial............................   85,512        55,176      30,335

Real Estate.................................   59,016        58,383         634

Individual and Other........................    5,726         6,530        (804)

Lease Receivables...........................    9,352         4,164       5,188
                                                -----         -----       -----

  SUBTOTAL..................................  306,399       240,782      65,617

Net deferred loan fees/costs and unearned
  income on leases..........................   (1,238)         (813)       (425)
                                               ------          ----        ----

  TOTAL GROSS LOANS AND LEASES.............. $305,161      $239,969    $ 65,192
                                             ========      ========    ========


Included in SBA loans at September 30, 1996 are loans held for sale totaling $37.2 million. Of the $30.3 million increase in commercial loans, $11.8 million was generated in the Company's Nevada branches and $11.7 million was generated out of the Company's new branch located in Sacramento, California. Loans held for sale increased $20.7 million, primarily as a result of a change in SBA regulations. In 1996, the SBA ruled that loans originated through the Preferred Lender Program could be sold down to 10% of the principal balance. At December 31, 1995, loans held for sale reflected the previous regulation allowing sale down to 20%. Pending approval from the SBA, the Company intends to securitize these loans and sell the resulting securities to investors.

Unearned income on leases totaled $1.4 million at September 30, 1996 and $0.8 million at December 31, 1995.

The increase in time deposits includes a $10.9 million increase in out-of-area certificates of deposit. The Company's new branches opened during 1995 generated a net increase in deposits of $34.7 million during the first nine months of 1996.

Included in interest bearing transaction accounts are money market accounts totaling $61.9 million and $50.6 million at September 30, 1996 and December 31, 1995, respectively.

The unrealized loss on investment securities available for sale, net of the related tax effect, increased $121 thousand from $7 thousand at December 31, 1995 to $128 thousand at September 30, 1996. Of this ending balance, $117 thousand represents unrealized losses on mutual funds. Gross unrealized losses on securities classified as available for sale represent 0.6% of the amortized cost of the Company's available for sale securities at September 30, 1996.

The Company has completed construction of a new regional facility in Reno, Nevada. Total costs incurred for the land and building through September 30, 1996 were $3.8 million. The final total cost of this facility is not expected to exceed $4.1 million. Also under construction is a branch facility in Carson City, Nevada to replace the leased branch currently in use. Total cost of the land and building for the Carson City facility is estimated at $1.2 million with completion expected in December, 1996. As of September 30, 1996 the Company has incurred land and construction costs of $782 thousand on this facility.

Bancorp paid dividends of fifteen cents per share in April and September 1996.

In the first quarter of 1996, the names of both of the Bancorp's banking subsidiaries were changed to SierraWest Bank. Effective October 1, 1996 the operations of the Company's Nevada subsidiary were merged into the California subsidiary.

Also in the first nine months of 1996, $965 thousand of the Company's 8% convertible debentures were converted into 96,500 shares of common stock.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 1996 and 1995)

Net income for the nine months ended September 30, 1996 increased by 19.5% from $1,587 thousand for the nine months ended September 30, 1995 to $1,896 thousand during the current nine month period. Net interest income increased by $2,369 thousand while the provision for loan and lease losses decreased by $70 thousand. The positive effect of these items on net income was partially offset by a reduction of $812 thousand in other operating income, a $1,143 thousand increase in other operating expenses and a $175 thousand increase in the provision for income taxes.

Net Interest Income

The yield on average interest earning assets for the nine months ended September 30, 1996 was 6.25%. This compares to 7.32% for the first nine months of 1995. The decrease reflects the decrease in the average prime rate during the comparison periods and the funding of loan growth primarily through the issuance of time deposits. In addition, related to market conditions in the Company's service areas, the average rate paid on the Company's money market accounts has increased during the comparison periods.

Yields and interest earned on loans, including loan fees for the nine months ended September 30, 1996 and 1995, were as follows (in thousands except percent amounts):


                                                       Nine           Nine
                                                       Months         Months
                                                       Ended          Ended
                                                       09/30/96       09/30/95
                                                       --------       --------
Average loans outstanding (1)                          $272,826       $192,393
Average yields                                            10.8%          11.8%
Amount of interest and origination fees earned         $ 22,001       $ 16,904


(1)  Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $858 thousand and $846 thousand for the nine months ended September 30, 1996 and 1995, yields on average loans outstanding were 10.4% and 11.2%, respectively. The prime rate (upon which a large portion of the Company's loan portfolio is based), averaged 8.3% for the 1996 period and 8.9% for the 1995 period.

The Company has experienced an increase in its overall cost of deposits from 2.99% for the nine months ended September 30, 1995 to 3.48% in the current period. This includes the effect of the increase in rates on Money Market accounts during the comparison period and an increase in the percentage of time deposits to total deposits. Average time deposits were 46.1% and 35.3% of average total deposits for the nine months ended September 30, 1996 and 1995, respectively.

Rates and amounts paid on average deposits including non-interest bearing deposits for the nine months ended September 30, 1996 and 1995 were as follows (in thousands except percent amount):






                                                       Nine           Nine
                                                       Months         Months
                                                       Ended          Ended
                                                       09/30/96       09/30/95
                                                       --------       --------
Average deposits outstanding (1)                       $321,348       $230,947
Average rates paid                                         3.5%           3.0%
Amount of interest paid or accrued                     $  8,363       $  5,188


(1) Amounts outstanding are the average of daily balances for the periods.

The effective interest rate paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the first nine months of 1996 and 1995 were as follows:


                               1996                            1995
                      -------------------------------------------------------
                               MONEY                           MONEY
                      NOW      MARKET   TIME         NOW       MARKET    TIME
                      -------------------------------------------------------
Average Balance
(in thousands)(1) $42,413    $ 56,612 $148,263    $ 35,779   $ 50,743  $ 81,503
Rate Paid            1.2%        3.4%     5.7%        1.3%       2.9%      5.8%


(1) Amounts outstanding are the average of daily balances for the periods.

The increase in money market rates includes the effect of tiering money market accounts at the Company's Nevada subsidiary and general market conditions in the Company's service area.

Provision for Possible Loan and Lease Losses

In evaluating the Company's loan loss reserve, management considers the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio which includes SBA loans and local commercial loans. From inception of its SBA lending program in 1983, the Company has sustained a relatively low level of losses from these loans, averaging less than 0.5% of loans outstanding per year. Losses in 1994 for these loans were $373 thousand. During 1995, net losses in the SBA loan portfolio increased to $575 thousand. For the first nine months of 1996, loan losses net of recoveries totaled $178 thousand.

Most of the Company's non SBA commercial loan losses have been for loans to businesses within the Tahoe basin area and during 1994 and 1995 at the Company's SierraWest Bank subsidiary in Nevada. The Company believes that it has taken steps to minimize its commercial loan losses, including centralization of lending approval and processing functions. It is important for the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. To offset the added risk these loans may represent, the Company typically charges a higher interest rate. It also attempts to mitigate this risk through the loan review and approval process.

The provision for loan losses was $910 thousand and $980 thousand for the first nine months of 1996 and 1995, respectively. The provision in 1996 is primarily attributable to growth in the loan portfolio. Excluding the guaranteed portions of loans, loans increased $53.1 million and $34.0 million in the first nine months of 1996 and 1995, respectively. The allowance for possible loan and lease losses as a percentage of loans and leases was 1.50% at September 30, 1996, 1.60% at December 31, 1995, and 1.68% at September 30, 1995. The decrease in the allowance for possible loan and lease losses as a percentage of loans from September 30, 1995 reflects the higher level of guaranteed loans in the portfolio resulting from the Company's decision to retain the guaranteed portion of loans it originates. The Company will monitor its exposure to loan losses each quarter and adjust its level of provision in the future to reflect changing circumstances. The Company expects that its existing loan loss reserve will be adequate to provide for any additional losses.

The following table sets forth the ratio of nonaccrual loans to total loans, the allowance for possible loan and lease losses to nonaccrual loans and the ratio of the allowance for possible loan and lease losses to total loans and leases, as of the dates indicated.


                                      September 30             December 31
                                      --------------    ------------------------
                                      1996    1995       1995      1994     1993
                                      --------------    ------------------------
Nonaccrual loans to total loans        1.9%   1.8%       2.3%      1.4%     1.8%
Allowance for possible loan and lease
 losses to nonaccrual loans           79.7%  93.7%      70.2%    142.9%   120.9%
Allowance for possible loan and lease
 losses to total loans                 1.5%   1.7%       1.6%      2.1%     2.2%


If the guaranteed portions of loans on nonaccrual status, which total $1.95 million, are excluded from the calculations, the ratio of nonaccrual loans to total loans and leases at September 30, 1996 declines to 1.2% and the allowance for possible loan and lease losses to nonaccrual loans increases to 120.7%.

At September 30, 1995, excluding the guaranteed portions of loans on nonaccrual, these same percentages are 1.3% and 127.8%, respectively.

The following table sets forth the amount of the Company's nonperforming loans as of the dates indicated (amounts in thousands).


                                     September 30              December 31
                                   ---------------      ------------------------
                                   1996       1995      1995      1994      1993
                                   ---------------      ------------------------
Nonaccrual loans:
 SBA............................. $5,484    $3,920    $5,351    $2,423    $2,517
 Other...........................    261        71       125        59       355

Accruing loans past due 90
 SBA.............................  1,037     1,285       816     1,754       496
 Other...........................  1,049       234       207         9     1,029
 Restructured loans (in
  compliance with modified terms)    140        99        78       194       201


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

Although the level of nonperforming assets will depend on the future economic environment, as of October 31, 1996, in addition to the assets disclosed in the above chart, management of the Company has identified approximately $69 thousand in potential problem loans about which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

Interest income on nonaccrual loans which would have been recognized if all such loans had been current in accordance with their original terms totaled $509 thousand for the nine months ended September 30, 1996. Interest income actually recognized on nonaccrual loans for the nine months ended September 30, 1996 was $216 thousand.

The following table shows the loans outstanding, actual charge-offs, recoveries on loans previously charged off, the allowance for possible loan and lease losses and net loans charged off to average loans outstanding during the periods and as of the dates indicated (amounts in thousands except percentage amounts).


                           September 30             December 31
                           --------------------    -----------------------------
                           1996        1995         1995      1994      1993
                           --------------------    -----------------------------
Average loans..............$272,826    $192,393    $203,231  $166,366  $159,463
Total gross loans at end of
 period.................... 305,161     222,075     239,969   172,939   158,819
Allowance for possible loan
 and lease losses: Balance
 beginning of period.......$  3,845    $  3,546    $  3,546  $  3,472  $  2,742
                           --------    --------    --------  --------  --------

Actual charge-offs:

 SBA.......................      84         498         595       447       391
 Commercial and industrial.     312         249         350       467       143
 Real estate...............       0          40          40        60       190
 Installment...............      25          27          40       101        42
                                 --          --          --       ---        --
  Total....................     421         814       1,025     1,075       766
                                ---         ---       -----     -----       ---

Less recoveries:
 SBA.......................      68           8          20        74        14
 Commercial and industrial.     165          12          26       187        52
 Real estate...............       0           0           0         0         0
 Installment...............      10           6           8         3         6
                                 --           -           -         -         -
   Total...................     243          26          54       264        72
                                ---          --          --       ---        --

Net charge-offs............     178         788         971       811       694
Allowance applicable to sold
 loans.....................       0           0           0         0      (136)
Provision for possible loan and
 lease losses..............     910         980       1,270       885     1,560
                                ---         ---       -----       ---     -----

Balance-end of period......$  4,577    $  3,738    $  3,845  $  3,546  $  3,472
                           ========    ========    ========  ========  ========
Net loans charged off to
 average loans outstanding (1) 0.09%       0.55%       0.48%     0.49%    0.44%


(1) Percentages for the nine months are based on annualized net charge-offs.

Included in total loans outstanding at September 30, 1996 and 1995 were SBA loans totaling $146,793 thousand and $115,677 thousand, respectively.

The following table sets forth management's historical allocation of the allowance for possible loan and lease losses by loan category and percentage of loans in each category. Percentage amounts are the percentage of loans in each category to total loans at the dates indicated (in thousands except percentage amounts).


                                                 December 31,
                         -------------------------------------------------------
                                1995              1994               1993
                         -----------------  -----------------  -----------------
                         Amount Percentage  Amount Percentage  Amount Percentage
                         -----------------  -----------------  -----------------
SBA loans.............  $ 1,468       49%  $ 2,372        56% $ 2,379        55%

Commercial and
 industrial loans.....    1,592       24       627        18      541        17

Real estate loans.....      564       23       366        21      334        22

Consumer loans to
 individuals (1)......      221        4       181         5      218         6
                            ---        -       ---         -      ---         -

  Total...............  $ 3,845      100%  $ 3,546       100% $ 3,472       100%
                        =======      ===   =======       ===  =======       ===


                                  September 30,
                         -------------------------------------
                               1996                1995
                         -----------------   -----------------
                         Amount Percentage   Amount Percentage
                         -----------------   -----------------
SBA loans.............  $ 1,732       48%  $ 2,025        52%

Commercial and
 industrial loans.....    1,992       31       899        20

Real estate loans.....      559       18       509        23

Consumer loans to
 individuals (1)......      294        3       305         5
                            ---        -       ---         -

  Total...............  $ 4,577      100%  $ 3,738       100%
                        =======      ===   =======       ===

-----------------------------------
(1) Includes equity lines of credit


In allocating the Company's loan loss reserve, management has considered the credit risk in the various loan categories in its portfolio. While every effort has been made to allocate the reserve to specific categories of loans, management believes that any breakdown or allocation of the loan loss reserve into loan categories lends an appearance of axactness which does not exist, in that the reserve is utilized as a single unallocated reserve available for losses on all types of loans.

Other Operating Income

Other operating income decreased $812 thousand during the first nine months of 1996 compared to the previous year's first nine months.

The gain on sale of SBA loans for the current nine month period declined from $333 thousand at September 30, 1995 to $4 thousand. Sales of SBA loans for the nine months ended September 30, 1996 totaled $134 thousand compared to $5.5 million in the 1995 period. In July 1995, the Company altered its strategy with respect to the sale of SBA loans. Rather than continuing to sell the guaranteed portion of the portfolio, the Company began to retain the guaranteed portion and plans to securitize and sell portions of unguaranteed SBA loans. The Company's loan portfolio currently includes $29.4 million in guaranteed portions of SBA loans which are available for sale, an increase of $14 million over the balance at December 31, 1995. The Company plans on selling approximately $4.3 million of guaranteed portions of SBA loans during the fourth quarter of 1996 in order to lower its holdings of loans to the hotel/motel industry. By selling these guaranteed portions the Company is able to take advantage of new lending opportunities in this industry while maintaining an acceptable level of loans to this industry in its portfolio.

Net servicing income on SBA loans (the net of the servicing income generated on sold SBA loans less the amortization of the gain recorded on the sale of these same loans and the amortization of purchased SBA servicing rights) decreased by $424 thousand from $3,536 thousand during the first nine months of 1995 to $3,112 thousand for the nine months ended September 30, 1996. This decline relates to payments on existing loans, including normal amortization and pre-payments.

Mortgage banking income was $436 thousand in the first nine months of 1995. In mid-1995, mortgage banking operations were terminated. This decrease has been partially offset by an increase of $97 thousand in merchant credit card revenue, a $45 thousand increase in building rental income and an increase of $167 thousand related to the sale of mutual funds and annuities through a third party marketer. The Company rents out portions of its Truckee, CA administration building.

In addition, included in other income in 1996 is an $84 thousand insurance recovery on a 1995 foreclosure loss.

Other Operating Expense

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the first nine months of 1996 and 1995 (in thousands except percentage amounts):


Nine Months                   Salaries &     Occupancy &     Other
Ended          Average        Related        Equipment       Operating
September 30   Assets (1)     Benefits (2)   Expenses        Expenses
------------------------------------------------------------------------
1996           $366,612        3.1%           0.9%            1.7%
1995           $272,891        3.7%           1.1%            2.5%


(1)    Based on average daily balances.

(2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages are 3.3% and 3.9% for 1996 and 1995, respectively.

The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the nine months ended September 30, 1996 and 1995 (amounts in thousands except percentage amounts):



                                   Nine months ended       Increase(decrease)
                                     September 30            1996 over 1995
                                   -----------------      ---------------------
                                   1996         1995      Amount     Percentage
                                   -----------------      ---------------------
Salaries and related benefits   $ 9,076      $ 7,860     $ 1,216          15.5%
Occupancy and equipment.........  2,575        2,232         343          15.4
Insurance.......................    183          208         (25)        (12.0)
Postage.........................    254          235          19           8.1
Stationary and supplies.........    278          240          38          15.8
Telephone.......................    272          249          23           9.2
Advertising.....................    345          552        (207)        (37.5)
Legal...........................    462          302         160          53.0
Consulting......................    428          246         182          74.0
Audit and accounting fees.......    116          109           7           6.4
Directors' fees and expenses....    331          631        (300)        (47.5)
FDIC assessments................      3          260        (257)        (98.8)
Sundry losses...................    688          679           9           1.3
Other...........................  1,291        1,356         (65)         (4.8)
                                  -----        -----         ---
                                $16,302      $15,159     $ 1,143           7.5%
                                =======      =======     =======


The increase in salary expense includes the effect of the four new branches opened in 1995, partially offset by the termination of the Company's mortgage operations. In addition the Company has increased the number of employees whose compensation is partially commission based and has changed the commission structure of many of its SBA loan production personnel. In total, commissions and incentive pay have increased by $451 thousand during the comparison periods. In addition, the Company has accrued bonus costs of $260 thousand in 1996 and $51 thousand in 1995.

The  increase in  occupancy  and  equipment  expense  includes  costs on the new branches. The increase in legal expense during 1996 relates primarily to two litigation matters. One matter went to trial in June, 1996 and was decided in the Company's favor. Increased costs were incurred in the second matter, which is ongoing and relates to a property acquired by the Company through foreclosure. See Part II, Item 1 for a description of this matter. Consulting costs during 1996 include $173 thousand related to costs associated with the changing of the name of the Company's subsidiary banks. Advertising costs in 1995 were high primarily related to the new branch openings.

Directors' expense during the 1995 period included a $314 thousand pre-tax charge for the Company's Director Emeritus Program. The decrease in FDIC assessments resulted from a reduction in rates. Sundry losses in 1995 included a $100 thousand business loss related to other real estate owned, $166 thousand related to litigation matters and $223 thousand related to the termination of mortgage operations. 1996 sundry losses include a charge of $352 thousand related to a reduction in staffing effective May 1, 1996, $70 thousand on a litigation matter and $114 thousand related to a servicing error on an SBA loan.

Provision for Income Taxes

Provision for income taxes have been made at the prevailing statutory rates and include the effect of items which are classified as permanent differences for federal and state income tax. The provision for income taxes was $1,168 thousand and $993 thousand for the nine months ended September 30, 1996 and 1995, respectively, representing 38.1% and 38.5% of income before taxation for the respective periods.

Results of Operations (Three months ended September 30, 1996 and 1995)

Net income increased by $317 thousand from $623 thousand for the three months ended September 30, 1995 to $940 thousand for the current quarter. The increase included a $959 thousand increase in net interest income and a $140 thousand reduction in the provision for loan and lease losses. These items were partially offset by a $178 thousand increase in the provision for income taxes, a $152 thousand decrease in other operating income and a $452 thousand increase in other operating expenses.

Net Interest Income

The yield on net interest earning assets decreased from 7.02% during the third quarter of 1995 to 6.21% during the three months ended September 30, 1996. This decrease in yield was offset by an increase of 37.5% in average interest earning assets. Average interest earning assets totaled $348 million during the 1996 quarter and $253 million during the third quarter of 1995. As in the nine month comparison, yield was negatively affected by an increase in the percentage of average time deposits to total deposits and a decrease in the average prime interest rate.

Yields and interest earned on loans, including loan fees for the nine months ended September 30, 1996 and 1995 were as follows (in thousands except percent amounts):


                                                  Three          Three
                                                  Months         Months
                                                  Ended          Ended
                                                  09/30/96       09/30/95
                                                  --------       --------
Average loans outstanding (1)                     $297,294       $211,264
Average yields                                       10.7%          11.6%
Amount of interest and origination fees earned    $  8,018       $  6,175


(1)  Amounts outstanding are the average of daily balances for the periods.


Excluding loan fees of $366 thousand and $285 thousand for the three months ended September 30, 1996 and 1995, respectively, yields on average loans outstanding were 10.2% and 11.1%. The prime rate (upon which a large portion of the Company's loan portfolio is based) was 8.25% for the 1996 quarter and averaged 8.78% for the 1995 quarter. This decrease in prime is the major component of the decrease in loan yields.

Rates and amounts paid on average deposits, including non-interest bearing deposits for the three months ended September 30, 1996 and 1995, were as follows (in thousands except percent amounts):



                                                  Three          Three
                                                  Months         Months
                                                  Ended          Ended
                                                  09/30/96       09/30/95
                                                  --------       --------
Average deposits outstanding (1)                  $350,698       $253,767
Average rate paid                                     3.5%           3.2%
Amount of interest paid or accrued                $  3,075       $  2,075


(1)  Amounts outstanding are the average of daily balances for the periods.

The effective interest rates paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the third quarter of 1996 and 1995 were as follows (in thousands except percent amounts):



                              1996                               1995
                      ----------------------------------------------------------
                              MONEY                             MONEY
                      NOW     MARKET    TIME           NOW      MARKET     TIME
                      ----------------------------------------------------------
Average Balance (1)  $46,445  $60,155  $163,004     $39,362    $47,073  $101,154
Average Rate Paid       1.2%     3.6%      5.7%        1.3%       3.1%      5.9%


(1) Amount outstanding is the average of daily balances for the periods.

Time certificates of deposit represent 39.9% of average deposits during the third quarter of 1995 and 46.5% during the 1996 quarter.

Provision for Possible Loan and Lease Losses

A detailed comparison analysis of the Company's non-performing loans and charge-off history is reported in the nine month discussion. The provision recorded during the third quarter of 1996 relates to loan growth during the quarter.

Other Operating Income

The gain on sale of SBA loans was $23 thousand during the 1995 quarter, resulting from total sales of $0.5 million. No sales were made during the current quarter.

Net servicing income on SBA loans decreased from $1,161 thousand for the three months ended September 30, 1995 to $1,001 thousand for the current quarter. Mortgage banking income for the third quarter of 1995 totaled $176 thousand. These decreases in other income, which in the aggregate totaled $359 thousand, were partially offset by an $84 thousand insurance recovery and increased revenues on the sale of mutual funds and annuities through a third party marketer.

Other Operating Expense

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the third quarter of 1996 and 1995 (in thousands except percentage amounts):


Three Months                       Salaries &         Occupancy &     Other
Ended               Average        Related            Equipment       Operating
September 30        Assets         Benefits           Expenses        Expenses
------------        --------       ----------         -----------     ----------
1996                396,253        2.9%               0.9%            1.5%
1995                296,222        3.7%               1.2%            2.2%



  (1) Based on average daily balances.
  (2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages are 3.2% and 3.5% for 1996 and 1995, respectively.

The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the three months ended September 30, 1996 and 1995 (amounts in thousands except percentage amounts):


                                        Three Months             Increase
                                        Ended                   (decrease)
                                        September 30          1996 over 1995
                                        --------------       -------------------
                                        1996      1995       Amount   Percentage
                                        --------------       -------------------
Salaries and Related benefits.........$3,145    $2,596     $  549         21.1%
Occupancy and Equipment...............   864       803         61          7.6
Insurance.............................    65        68         (3)        (4.4)
Postage...............................   100        86         14         16.3
Stationary and supplies...............   107        94         13         13.8
Telephone.............................    93        99         (6)        (6.1)
Advertising...........................    53       199       (146)       (73.4)
Legal.................................   154        91         63         69.2
Consulting............................   100        55         45         81.8
Directors' fees and expenses..........   103       126        (23)       (18.3)
Sundry losses.........................   177       328       (151)       (46.0)
Other.................................   511       475         36          7.6
                                         ---       ---         --          ---
                                      $5,472    $5,020     $  452          9.0%
                                      ======    ======     ======          ===


The increase in salary and benefits includes commission and incentive costs of $199 thousand and $175 thousand in accrued bonus expense. Sundry losses for the 1996 quarter include $70 thousand on a litigation matter and $114 thousand related to a servicing error on an SBA loan.

Provision for Income Taxes

The provision for income taxes was $602 thousand and $424 thousand for the three months ended September 30, 1996 and 1995, respectively, representing 39.0% and 40.5% of income before taxation for the respective periods.

SierraWest Bancorp
10-Q Filing
September 30, 1996

Part II.

Item 1.Legal Proceedings.

       During 1987, SierraWest Bank, formerly Truckee River Bank, ("SWB") took title, through foreclosure, of a property located in Placer County which subsequent to SWB's sale of the property was determined to be contaminated with a form of hydrocarbons. At the time it owned the property, SWB became aware of and investigated the status of certain underground tanks that had existed on the property. SWB hired a consultant to study the tanks and properly seal them. Several years later, and after resale of the property, contamination was observed in the area of at least one of the buried tanks and along an adjoining riverbank of the Yuba River. SWB, at the time of resale of the property, was not aware of this contamination adjacent to the tanks but was aware of the existence of the tanks and disclosed this to its purchaser.

       A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board but is being finalized by an independent consultant retained for this purpose. As a result of the discovery of the contamination, two civil lawsuits were instituted against SWB and other prior owners by the current owner of the property, Rainbow Holding Company, who is also SWB's borrower. One of the actions, the state court matter, was dismissed by agreement of the parties. The other matter, filed in the summer of 1995 in the U.S. District Court, Eastern District of California, is ongoing, with the next status conference anticipated in the next several months.

       SWB's external and internal counsel on this matter believe that SWB's share of the cost of remediation and the costs of defense will not be material to SWB's or the Company's performance and will be within existing reserves established by SWB for this matter. It is also expected that clean-up of the property will be undertaken in the first half of 1997.

       In addition, the Company is subject to some minor pending and threatened legal actions which arise out of the normal course of business and, in the opinion of Management and the Company's General Counsel, the disposition of these claims currently pending will not have a material adverse affect on the Company's financial position or results of operations.

Item 2.Change in Securities.  Not applicable.

Item 3.Defaults Upon Senior Securities.  Not applicable.

Item 4.Submission of Matters to a Vote of Securities Holders.  Not Applicable.

Item 5.     Other Information.  Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

       10.1 Incentive Stock Option Agreement between Sierra Tahoe Bancorp and Claire H. Young, dated August 1, 1996.

       10.2 Amendment No. 1 to Employment Agreement between SierraWest Bancorp and William T. Fike, dated June 27, 1996.

       10.3 Amendment No. 1 to Executive Salary Continuation Agreement between SierraWest Bancorp and William T. Fike, dated June 27, 1996.

       10.4 Amendment No. 1 to Executive Salary Continuation Agreement between SierraWest Bancorp and David C. Broadley, dated June 27, 1996.

       10.5 Amendment No. 1 to Executive Salary Continuation Agreement between SierraWest Bancorp and Martin R. Sorensen, dated June 27, 1996.

       10.6 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and William W. McClintock, dated June 27, 1996.

       10.7 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Jerrold T. Henley, dated June 27, 1996.

       10.8 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and A. Morgan Jones, dated June 27, 1996.

       10.9 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Jack V. Leonesio, dated June 27, 1996.

       10.10 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Thomas M. Watson, dated June 27, 1996.

       10.11 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and David W. Clark, dated June 27, 1996.

       10.12 Director's Payment Continuation Agreement between SierraWest Bancorp and Richard S. Gaston, dated June 27, 1996.

       10.13 Director's Payment Continuation Agreement between SierraWest Bancorp and John J. Johnson, dated June 27, 1996.

       10.14 Director's Payment Continuation Agreement between SierraWest Bancorp and Ralph J. Coppola, dated June 27, 1996.

       10.15 Director's Payment Continuation Agreement between SierraWest Bancorp and Ronald A. Johnson, dated June 27, 1996.

       11.  Statement regarding computation of per share earnings.

       27.  Financial Data Schedule

        (b)Reports on Form 8-K.

            There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

10-Q Filing
September 30, 1996


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 Date: 11/13/96          /s/ W.T. Fike
       ------------      ----------------------------
                         William T. Fike
                       President, Chief Executive Officer



Date:  11/13/96          /s/ David Broadley
       ------------      ---------------------------
                         David C. Broadley
                         Executive Vice President/Chief Financial Officer

                          EXHIBIT 10.1

NOTWITHSTANDING ANY OTHER PROVISION OF THIS AGREEMENT, NO SHARES OF SIERRA TAHOE BANCORP'S COMMON STOCK SHALL BE ISSUED PURSUANT HERETO UNLESS THE SIERRA TAHOE BANCORP 1996 STOCK OPTION PLAN SHALL HAVE FIRST BEEN APPROVED BY THE SHAREHOLDERS OF SIERRA TAHOE BANCORP.

                              SIERRA TAHOE BANCORP

                        INCENTIVE STOCK OPTION AGREEMENT


  This Incentive Stock Option Agreement (the "Agreement") is made and entered into as of the 1st day of August, 1996, by and between Sierra Tahoe Bancorp, a California corporation (the "Bancorp"), and Claire H. Young ("Optionee");

  WHEREAS, pursuant to the Sierra Tahoe Bancorp 1996 Stock Option Plan (the "Plan"), a copy of which is attached hereto, the Stock Option Committee has authorized granting to Optionee an incentive stock option to purchase all or any part of ten thousand (10,000) authorized but unissued shares of the Bancorp's common stock for cash at the price of thirteen dollars and thirteen cents ($13.13) per share, such option to be for the term and upon the terms and conditions hereinafter stated;

  NOW, THEREFORE, it is hereby agreed:

  1. Grant of Option. Pursuant to said action of the Stock Option Committee, the Bancorp hereby grants to Optionee the option to purchase, upon and subject to the terms and conditions of the Plan which is incorporated in full herein by this reference, all or any part of ten thousand (10,000) shares of the Bancorp's common stock (hereinafter called "stock") at the price of thirteen dollars and thirteen cents ($13.13) per share, which price is not less than one hundred percent (100%) of the fair market value of the stock (or not less than 110% of the fair market value of the stock for Optionee-shareholders who own securities possessing more than ten percent (10%) of the total combined voting power of all classes of securities of the Bancorp) as of the date of action of the Stock Option Committee granting this option.

  2. Exercisability. This Option shall be exercisable as to two thousand (2,000) shares on or after 12 months, an additional two thousand (2,000) shares on or after 24 months, an additional two thousand (2,000) shares on or after 36 months, an additional two thousand (2,000) shares on or after 48 months, and an additional two thousand (2,000) shares at 60 months. This option shall remain exercisable as to all of such shares until August 1, 2006 [but not later than ten (10) years from the date this option is granted] unless this option has expired or terminated earlier in accordance with the provisions hereof. Shares as to which this option becomes exercisable pursuant to the foregoing provision may be purchased at any time prior to expiration of this option.

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

IN WITNESS WHEREOF, the parties hereto have executed this Agreement.

OPTIONEE                             SIERRA TAHOE BANCORP


By /s/ Claire H. Young               By /s/ W. T. Fike
   -------------------                  ---------------
   Claire H. Young                      William T. Fike



                                     By /s/ Robert C. Silver
                                        --------------------
                                        Robert C. Silver

                                  EXHIBIT 10.2

                                 AMENDMENT NO. 1
                                       to
                              EMPLOYMENT AGREEMENT

                                 by and between

           SIERRAWEST BANCORP, a California corporation and Executive

      This Amendment No. 1 is made this 27th day of June, 1996 by and between SierraWest Bancorp, a California corporation (formerly known as Sierra Tahoe Bancorp, hereinafter "Bancorp") and William T. Fike ("Executive"), and amends the Employment Agreement entered into between Bancorp and Executive dated as of October 1, 1994 as follows:

    1. Paragraph 2.5 is amended in its entirety by replacing all language in the paragraph with the following:

          "Memberships and Other Major Purchases. Bancorp shall purchase and hold in Executive's name for his use during the term of this Agreement, a full membership in Montreux Country Club located in the State of Nevada. It is agreed and understood that Executive has provided, and will continue to provide, all requested particulars to the Board Compensation Committee, regarding this membership and any other membership or other major purchases which the Board may consider purchasing for the benefit of Executive. The Board will consider and approve or disapprove such requests in the reasonable exercise of its business judgment. Executive specifically agrees that in the event his employment is terminated for any reason pursuant to which he is not entitled, under the provisions of this Agreement, to retain ownership of the Montreux Country Club membership, or any other membership which may have been purchased in his name, he will promptly take all action necessary to transfer ownership of the membership to Bancorp."

    2. Paragraph 3.4 is amended in its entirety by replacing all language in the paragraph with the following:

          "Termination Without Cause or Upon Change of Control or at the Expiration of the Term. Bancorp may terminate Fike's employment without any breach of this Agreement at any time and upon written notice Without Cause, which for purposes of this Agreement means for any reasons other than for Cause, upon Death or for Complete Disability. Bancorp may also terminate Fike's employment without any breach of this Agreement upon a Change of Control as defined herein. In the event of Termination Without Cause or Termination upon a Change of Control, or in the event that this Agreement expires at the end of its term and the parties fail to extend, renew or replace it with another employment agreement ("Termination at the Expiration of the Term), Bancorp shall pay to Fike the following, in liquidation of all its obligations under this Agreement: (i) his salary through the date of termination at the rate in effect at that time; (ii) his accrued but unpaid vacation and personal days through the date of termination;
          (iii) an amount equal to any bonus he would have been awarded, paid on a prorata basis, after the end of Bancorp's year and in conjunction with other executive bonus payments; (iv) reimbursement for approved unreimbursed expenses incurred pursuant to Section 2.4 herein; (v) transfer to or retention of (as applicable) his ownership, without penalty, of the automobile and club membership provided pursuant to 2.3(c) and 2.5 respectively of this Agreement; and (vi) an amount in the nature of severance pay equal to 18 months' base salary, payable in a lump sum as soon after the date of termination as is practicable. Bancorp shall have no further obligation or liability to Fike, except with respect to benefits already vested pursuant to the terms of the respective benefit plans."

          For the purposes hereof, "Change of Control" is defined as any one of the following, provided however that Change of Control shall be without the monetary assistance of the FDIC: (i) an acquisition (other than directly from Bancorp) by an individual, entity or group (excluding Bancorp or one of its employee benefit plans or an entity controlled by Bancorp's shareholders) of 20% or more of Bancorp's common stock or voting securities; (ii) a change in a majority of the current Board of Directors (excluding any persons approved by a vote of at least a majority of the Board other than in connection with an actual or threatened proxy contest); (iii) liquidation or dissolution of Bancorp or a merger, consolidation or sale of all or substantially of the Bancorp's assets ("Business Combination") other than one in which all or substantially all of Bancorp's shareholders receive 50% or more of the stock of the company resulting from the Business Combination, at least a majority of the board of directors of the resulting corporation were members of the incumbent board, and after which no person owns 20% or more of the stock of the resulting corporation who did not own such stock immediately before the Business Combination.

    3. Paragraph 3.6, subparagraph (iv) is hereby amended in its entirety to read as follows:

          "(iv) within the period up to 365 days following a Change of Control, Fike concludes in good faith and so notifies Bancorp or its successor on sixty (60) days' written notice that, because of changes following the Change of Control, he can no longer properly or effectively discharge his duties and responsibilities, whether as President and CEO or otherwise as assigned and mutually agreed at that time.

          If Fike terminates his employment for Good Reason, he shall be entitled to those benefits he would have received in the event of Termination Upon Change of Control."

    4. Except as amended or modified herein, all other provisions of the Employment Agreement between Bancorp and Executive remain in full force and effect.


    IN WITNESS WHEREOF, the parties have executed this Agreement to be effective as of 27th day of June, 1996.


    SIERRAWEST BANCORP, a California banking corporation






    By: /s/ Jerrold T. Henley      Date: September 26, 1996
        ---------------------
        Jerrold T. Henley
        Chairman of the Board


        /s/ W. T. Fike             Date: September 26, 1996
        --------------
        William T. Fike

                                  EXHIBIT 10.3

                                 AMENDMENT NO. 1
                                       TO
                     EXECUTIVE SALARY CONTINUATION AGREEMENT


                                 by and between

  SIERRAWEST BANCORP, a California corporation (formerly known as Sierra Tahoe Bancorp, hereinafter "Bancorp") and William T. Fike ("Executive").

       This  Amendment No. 1 is made this 27th day of June,  1996 by and between
    Bancorp  and  Executive,   and  amends  the  Executive  Salary  Continuation
    Agreement between the parties dated as of May 1, 1991 as follows:

    1. Paragraph 2 is hereby amended by adding the following language at the end of the first paragraph thereof: ", pursuant to the terms set forth in 6 below."

    2. Paragraph 2 is hereby further amended by substituting the following language in its entirety for paragraph three of Paragraph 2:

    "In lieu of receiving a lump sum payment of the Service Benefit, Executive may elect, provided that he has served at least five (5) years and provided further that such election is made at least two (2) years prior to Employment Termination, to receive the benefit in installment payments rather than a lump sum. Monthly installments shall begin ninety (90) days after Employment Termination. If Executive shall have reached the age of 65 before retirement, such installments shall equal $50,000 annually, payable in two hundred and forty (240) installments. If Executive shall retire or his employment shall otherwise terminate prior to that time, such installments shall equal that pro-rata share of $50,000 per annum as the vested accumulated benefit bears to the total accumulated benefit described in Schedule A as "TOTAL NEEDED." The appropriate monthly benefit is shown in Schedule B. There is no installment option if Executive's employment is terminated prior to five (5) years of continuous employment. Should Executive pass away during any installment payout period, appropriate installments will be paid to those persons designated by Executive to receive such benefit or as otherwise directed by the qualified representative of Executive's estate."

    3. Paragraph 4 is hereby amended by adding the following language at the end of the second sentence thereof: ", pursuant to the terms set forth in 6 below."

    4. Paragraph 10 is hereby amended by deleting the language in its entirety and replacing it as follows:

         "Except as hereafter set forth, Bancorp reserves the right to cancel the Salary Continuation Program and/or to terminate this Agreement ("Termination/Cancellation") as to any unvested benefits under the Program for any reason in its sole and absolute discretion; provided however, that Executive shall be entitled to the accrued and vested amount set forth on Schedule A attached hereto as determined by the date the Termination/Cancellation occurs. Termination shall be effective on fifteen
    (15) days prior written notice to Executive.

         The foregoing notwithstanding, in the event of a Change of Control (defined below), Executive shall be deemed to be fully vested in the Full Accumulation Value as set forth in Schedule A as if Executive had served through all years set forth on Schedule A. The Full Accumulation Value of $50,000 per year for twenty (20) years shall be paid in two hundred and forty (240) equal monthly installments beginning on the date which Executive would otherwise have been entitled to be paid such sums under the provisions of 2. In the event that Executive's employment is not terminated coincident with a Change of Control so that he is not yet entitled to receive immediate payment of the Full Accumulation Value pursuant to the provisions of 2, interest shall be deemed to accrue on the Full Accumulation Value at the prime rate minus one percent from the date the benefit vests until it is paid, including accrued interest thereon. In addition, in the event that Executive's employment is terminated in connection with, in anticipation of, or following a Change of Control, Executive shall be excused from and shall not be obligated to act as a consultant or otherwise be restricted in his activities as provided in 2 of this Agreement.


         For purposes of this Agreement, Change of Control is defined as any one of the following, provided however that Change of Control shall be without the monetary assistance of the FDIC: (i) an acquisition (other than directly from Bancorp) by an individual, entity or group (excluding Bancorp or one of its employee benefit plans or an entity controlled by Bancorp's shareholders) of 20% or more of Bancorp's common stock or voting securities;
    (ii) a change in a majority of the current Board of Directors (excluding any persons approved by a vote of at least a majority of the Board other than in connection with an actual or threatened proxy contest); (iii) liquidation or dissolution of Bancorp or a merger, consolidation or sale of all or substantially of the Bancorp's assets ("Business Combination") other than one in which all or substantially all of Bancorp's shareholders receive 50% or more of the stock of the company resulting from the Business Combination, at least a majority of the board of directors of the resulting corporation were members of the incumbent board, and after which no person owns 20% or more of the stock of the resulting corporation who did not own such stock immediately before the Business Combination."

         For purposes of this Agreement, "in connection with" or "in anticipation of" a Change of Control with respect to subsections (i) and
    (iii) above shall mean on or after the date of an executed Letter of Intent or, if there is no written Letter of Intent, on or after the date of the first act of due diligence inspection by a potential acquirer, provided that the transaction contemplated by the Letter of Intent or due diligence inspection in fact concludes no later than eighteen (18) months after that date. Moreover, "following a Change of Control" shall mean termination by or within 365 days of the conclusion of a Change of Control."

    5. Paragraph 15 is hereby amended by adding the following language at the end of the sentence as currently written:

         ". . . to obtain said policy(cies). Moreover, should Bancorp elect to purchase a life insurance policy or annuity policy as provided above, Executive agrees to make appropriate arrangements so that Bancorp, as sole beneficiary of said policy, will be notified timely by Executive's estate upon his death. Upon such notification, which shall include receipt of a certified copy of death certificate, Bancorp shall pay the sum of $5,000 ("Notification Fee") to Executive's estate or designated beneficiary."

    6. Except as specifically modified herein, all other provisions of the Salary Continuation Agreement entered into between the parties remains in full force and effect.




    Agreed to this 26th day of September, 1996,


    /s/ W. T. Fike
    --------------
    EXECUTIVE


    SIERRAWEST BANCORP,
    a California banking corporation


    By:/s/ Jerrold T. Henley
       ---------------------
          Jerrold T. Henley

    Its: Chairman of the Board


SIERRAWEST BANCORP
SALARY CONTINUATION PLAN
CALCULATION OF ANNUAL CONTRIBUTION

William T Fike
Date of Retirement..........08.04.2012
Plan Commencement...........05.01.1991
Retirement Benefit..........$50,000 per year for 20 years
Discount Rate...............10 percent
Years to Accrue.............21 yers 3 months


                                                 SCHEDULE A    SCHEDULE B
                                                 Cash benefit  Annual
                                                 Accumulated   Benefit
ACCRUAL PER YEAR
1991............................ 4,060            4,060           N/A
1992............................ 6,619           10,679           N/A
1993............................ 7,312           17,991           N/A
1994............................ 8,078           26,069           N/A
1995............................ 8,924           34,993           N/A
1996............................ 9,858           44,851           5,194
1997............................10,890           55,741           6,455
1998............................12,031           67,772           7,848
1999............................13,290           81,062           9,387
2000............................14,682           95,744          11,087
2001............................16,219          111,963          12,966
2002............................17,918          129,881          15,041
2003............................19,794          149,675          17,333
2004............................21,867          171,542          19,865
2005............................24,157          195,699          22,663
2006............................26,686          222,385          25,753
2007............................29,480          251,865          29,167
2008............................32,567          284,432          32,938
2009............................35,978          320,410          37,104
2010............................39,745          360,155          41,707
2011............................43,907          404,062          46,792
2012............................27,706          431,768          50,000


                             ----------
               TOTAL NEEDED   $431,768
                             ==========


                                  EXHIBIT 10.4

                                 AMENDMENT NO. 1
                                       TO
                     EXECUTIVE SALARY CONTINUATION AGREEMENT


                                 by and between

    SIERRAWEST BANCORP, a California corporation (formerly known as Sierra Tahoe Bancorp, hereinafter "Bancorp") and David C. Broadley
    ("Executive").

         This Amendment No. 1 is made this 27th day of June, 1996 by and between
    Bancorp  and  Executive,   and  amends  the  Executive  Salary  Continuation
    Agreement between the parties dated as of December 26th, 1986 as follows:

    1. Paragraph 2 is hereby amended by adding the following language at the end of the first paragraph thereof: ", pursuant to the terms set forth in 6 below."

    2. Paragraph 2 is hereby further amended by substituting the following language in its entirety for paragraph three of Paragraph 2:

    "In lieu of receiving a lump sum payment of the Service Benefit, Executive may elect, provided that he has served at least five (5) years and provided further that such election is made at least two (2) years prior to Employment Termination, to receive the benefit in installment payments rather than a lump sum. Monthly installments shall begin ninety (90) days after Employment Termination. If Executive shall have reached the age of 65 before retirement, such installments shall equal $40,000 annually, payable in two hundred and forty (240) installments. If Executive shall retire or his employment shall otherwise terminate prior to that time, such installments shall equal that pro-rata share of $40,000 per annum as the vested accumulated benefit bears to the total accumulated benefit described in Schedule A as "TOTAL NEEDED." The appropriate monthly benefit is shown in Schedule B. There is no installment option if Executive's employment is terminated prior to five (5) years of continuous employment. Should Executive pass away during any installment payout period, appropriate installments will be paid to those persons designated by Executive to receive such benefit or as otherwise directed by the qualified representative of Executive's estate."

     3. Paragraph 4 is hereby amended by adding the following language at the end of the second sentence thereof: ", pursuant to the terms set forth in 6 below."

     4. Paragraph 10 is hereby amended by deleting the language in its entirety and replacing it as follows:

       "Except as hereafter set forth, Bancorp reserves the right to cancel the Salary Continuation Program and/or to terminate this Agreement ("Termination/Cancellation") as to any unvested benefits under the Program for any reason in its sole and absolute discretion; provided however, that Executive shall be entitled to the accrued and vested amount set forth on Schedule A attached hereto as determined by the date the Termination/Cancellation occurs. Termination shall be effective on fifteen
    (15) days prior written notice to Executive.

       The foregoing notwithstanding, in the event of a Change of Control (defined below), Executive shall be deemed to be fully vested in the Full Accumulation Value as set forth in Schedule A as if Executive had served through all years set forth on Schedule A. The Full Accumulation Value of $40,000 per year for twenty (20) years shall be paid in two hundred and forty (240) equal monthly installments beginning on the date which Executive would otherwise have been entitled to be paid such sums under the provisions of 2. In the event that Executive's employment is not terminated coincident with a Change of Control so that he is not yet entitled to receive immediate payment of the Full Accumulation Value pursuant to the provisions of 2, interest shall be deemed to accrue on the Full Accumulation Value at the prime rate minus one percent from the date the benefit vests until it is paid, including accrued interest thereon. In addition, in the event that Executive's employment is terminated in connection with, in anticipation of, or following a Change of Control, Executive shall be excused from and shall not be obligated to act as a consultant or otherwise be restricted in his activities as provided in 2 of this Agreement.

       For purposes of this Agreement, Change of Control is defined as any one of the following, provided however that Change of Control shall be without the monetary assistance of the FDIC: (i) an acquisition (other than directly from Bancorp) by an individual, entity or group (excluding Bancorp or one of its employee benefit plans or an entity controlled by Bancorp's shareholders) of 20% or more of Bancorp's common stock or voting securities;
    (ii) a change in a majority of the current Board of Directors (excluding any persons approved by a vote of at least a majority of the Board other than in connection with an actual or threatened proxy contest); (iii) liquidation or dissolution of Bancorp or a merger, consolidation or sale of all or substantially of the Bancorp's assets ("Business Combination") other than one in which all or substantially all of Bancorp's shareholders receive 50% or more of the stock of the company resulting from the Business Combination, at least a majority of the board of directors of the resulting corporation were members of the incumbent board, and after which no person owns 20% or more of the stock of the resulting corporation who did not own such stock immediately before the Business Combination."

       For purposes of this Agreement, "in connection with" or "in anticipation of" a Change of Control with respect to subsections (i) and (iii) above shall mean on or after the date of an executed Letter of Intent or, if there is no written Letter of Intent, on or after the date of the first act of due diligence inspection by a potential acquirer, provided that the transaction contemplated by the Letter of Intent or due diligence inspection in fact concludes no later than eighteen (18) months after that date. Moreover, "following a Change of Control" shall mean termination by or within 365 days of the conclusion of a Change of Control."

    5. Paragraph 15 is hereby amended by adding the following language at the end of the sentence as currently written:

         ". . . to obtain said policy(cies). Moreover, should Bancorp elect to purchase a life insurance policy or annuity policy as provided above, Executive agrees to make appropriate arrangements so that Bancorp, as sole beneficiary of said policy, will be notified timely by Executive's estate upon his death. Upon such notification, which shall include receipt of a certified copy of death certificate, Bancorp shall pay the sum of $5,000 ("Notification Fee") to Executive's estate or designated beneficiary."

    6. Except as specifically modified herein, all other provisions of the Salary Continuation Agreement entered into between the parties remains in full force and effect.


    Agreed to this 27th day of September, 1996,


    /s/ David C. Broadley
    ---------------------
    EXECUTIVE


    SIERRAWEST BANCORP,
    a California banking corporation


    By:/s/ W. T. Fike
       ---------------
       William T. Fike

    Its:  President and Chief Executive Officer


SIERRAWEST BANCORP
SALARY CONTINUATION PLAN
CALCULATION OF ANNUAL CONTRIBUTION

David Broadley

Date of Retirement.......07.19.2008
Plan Commencement........01.01.1986
Retirement Benefit.......$40,000 per year for 20 years
Discount Rate............10 percent
Years to Accrue..........22 years 6 months

                                                  SCHEDULE A     SCHEDULE B
                                                  Cash benefit   Annual
ACCRUAL PER YEAR                                  Accumulated    Benefit
 1986.................... 4,306                    4,306          N/A
 1987.................... 4,757                    9,063          N/A
 1988.................... 5,255                   14,318          N/A
 1989.................... 5,805                   20,123          N/A
 1990.................... 6,413                   26,536          3,073
 1991.................... 7,085                   33,621          3,893
 1992.................... 7,827                   41,448          4,800
 1993.................... 8,646                   50,094          5,801
 1994.................... 9,552                   59,646          6,907
 1995....................10,552                   70,198          8,129
 1996....................11,657                   81,855          9,479
 1997 ...................12,877                   94,732         10,970
 1998....................14,226                  108,958         12,618
 1999....................15,715                  124,673         14,437
 2000....................17,361                  142,034         16,448
 2001....................19,179                  161,213         18,669
 2002....................21,187                  182,400         21,122
 2003....................23,406                  205,806         23,833
 2004....................25,857                  231,663         26,827
 2005....................28,564                  260,227         30,135
 2006....................31,555                  291,782         33,789
 2007....................34,860                  326,642         37,826
 2008....................18,776                  345,418         40,000



                      ----------
       TOTAL NEEDED     345,418
                      ==========



NPV $40K/Yr.for 20 Yrs. at 10% Disc.

                                  EXHIBIT 10.5

                                 AMENDMENT NO. 1
                                       TO
                     EXECUTIVE SALARY CONTINUATION AGREEMENT


                                 by and between

    SIERRAWEST BANCORP, a California corporation (formerly known as Sierra Tahoe Bancorp, hereinafter "Bancorp") and Martin R. Sorensen
    ("Executive").

         This Amendment No. 1 is made this 27th day of June, 1996 by and between
    Bancorp  and  Executive,   and  amends  the  Executive  Salary  Continuation
    Agreement between the parties dated as of March 31, 1995 as follows:

    1. Paragraph 2 is hereby amended by adding the following language at the end of the first paragraph thereof: ", pursuant to the terms set forth in 6 below."

    2. Paragraph 2 is hereby further amended by substituting the following language in its entirety for paragraph three of Paragraph 2:

    "In lieu of receiving a lump sum payment of the Service Benefit, Executive may elect, provided that he has served at least five (5) years and provided further that such election is made at least two (2) years prior to Employment Termination, to receive the benefit in installment payments rather than a lump sum. Monthly installments shall begin ninety (90) days after Employment Termination. If Executive shall have reached the age of 65 before retirement, such installments shall equal $50,000 annually, payable in two hundred and forty (240) installments. If Executive shall retire or his employment shall otherwise terminate prior to that time, such installments shall equal that pro-rata share of $50,000 per annum as the vested accumulated benefit bears to the total accumulated benefit described in Schedule A as "TOTAL NEEDED." The appropriate monthly benefit is shown in Schedule B. There is no installment option if Executive's employment is terminated prior to five (5) years of continuous employment. Should Executive pass away during any installment payout period, appropriate installments will be paid to those persons designated by Executive to receive such benefit or as otherwise directed by the qualified representative of Executive's estate."

    3. Paragraph 4 is hereby amended by adding the following language at the end of the second sentence thereof: ", pursuant to the terms set forth in 6 below."

    4. Paragraph 10 is hereby amended by deleting the language in its entirety and replacing it as follows:

         "Except as hereafter set forth, Bancorp reserves the right to cancel the Salary Continuation Program and/or to terminate this Agreement ("Termination/Cancellation") as to any unvested benefits under the Program for any reason in its sole and absolute discretion; provided however, that Executive shall be entitled to the accrued and vested amount set forth on Schedule A attached hereto as determined by the date the Termination/Cancellation occurs. Termination shall be effective on fifteen
    (15) days prior written notice to Executive.

         The foregoing notwithstanding, in the event of a Change of Control (defined below), Executive shall be deemed to be fully vested in the Full Accumulation Value as set forth in Schedule A as if Executive had served through all years set forth on Schedule A. The Full Accumulation Value of $50,000 per year for twenty (20) years shall be paid in two hundred and forty (240) equal monthly installments beginning on the date which Executive would otherwise have been entitled to be paid such sums under the provisions of 2. In the event that Executive's employment is not terminated coincident with a Change of Control so that he is not yet entitled to receive immediate payment of the Full Accumulation Value pursuant to the provisions of 2, interest shall be deemed to accrue on the Full Accumulation Value at the prime rate minus one percent from the date the benefit vests until it is paid, including accrued interest thereon. In addition, in the event that Executive's employment is terminated in connection with, in anticipation of, or following a Change of Control, Executive shall be excused from and shall not be obligated to act as a consultant or otherwise be restricted in his activities as provided in 2 of this Agreement.

         For purposes of this Agreement, Change of Control is defined as any one of the following, provided however that Change of Control shall be without the monetary assistance of the FDIC: (i) an acquisition (other than directly from Bancorp) by an individual, entity or group (excluding Bancorp or one of its employee benefit plans or an entity controlled by Bancorp's shareholders) of 20% or more of Bancorp's common stock or voting securities;
    (ii) a change in a majority of the current Board of Directors (excluding any persons approved by a vote of at least a majority of the Board other than in connection with an actual or threatened proxy contest); (iii) liquidation or dissolution of Bancorp or a merger, consolidation or sale of all or substantially of the Bancorp's assets ("Business Combination") other than one in which all or substantially all of Bancorp's shareholders receive 50% or more of the stock of the company resulting from the Business Combination, at least a majority of the board of directors of the resulting corporation were members of the incumbent board, and after which no person owns 20% or more of the stock of the resulting corporation who did not own such stock immediately before the Business Combination."

         For purposes of this Agreement, "in connection with" or "in anticipation of" a Change of Control with respect to subsections (i) and
    (iii) above shall mean on or after the date of an executed Letter of Intent or, if there is no written Letter of Intent, on or after the date of the first act of due diligence inspection by a potential acquirer, provided that the transaction contemplated by the Letter of Intent or due diligence inspection in fact concludes no later than eighteen (18) months after that date. Moreover, "following a Change of Control" shall mean termination by or within 365 days of the conclusion of a Change of Control."

    5. Paragraph 15 is hereby amended by adding the following language at the end of the sentence as currently written:

         ". . . to obtain said policy(cies). Moreover, should Bancorp elect to purchase a life insurance policy or annuity policy as provided above, Executive agrees to make appropriate arrangements so that Bancorp, as sole beneficiary of said policy, will be notified timely by Executive's estate upon his death. Upon such notification, which shall include receipt of a certified copy of death certificate, Bancorp shall pay the sum of $5,000 ("Notification Fee") to Executive's estate or designated beneficiary."

    6. Except as specifically modified herein, all other provisions of the Salary Continuation Agreement entered into between the parties remains in full force and effect.

    Agreed to this 2nd day of October, 1996,


    /s/ Martin Sorensen
    -------------------
    EXECUTIVE


    SIERRAWEST BANCORP,
    a California banking corporation


    By:/s/ W. T. Fike
       ---------------
       William T. Fike

    Its:  President and Chief Executive Officer


SIERRAWEST BANCORP
SALARY CONTINUATION PLAN
CALCULATION OF ANNUAL CONTRIBUTION

Marty Sorensen

Date of Retirement...........02.23.2009
Plan Commencement............05.01.1994
Retirement Benefit...........$50,000 per year for 20 years
Discount Rate................10 percent
Years to Accrue..............14 years 10 months


                                                  SCHEDULE A     SCHEDULE B
Accrual                                           Cash benefit   Annual
Per year
    1994....................... 8,767              8,767         N/A
    1995.......................14,292             23,059         N/A
    1996.......................15,789             38,848         N/A
    1997.......................17,442             56,289         N/A
    1998.......................19,268             75,558         N/A
    1999.......................21,286             96,843         11,215
    2000.......................23,515            120,358         13,938
    2001.......................25,977            146,335         16,946
    2002.......................28,697            175,032         20,269
    2003.......................31,702            206,734         23,940
    2004.......................35,022            241,756         27,996
    2005.......................38,689            280,445         32,476
    2006.......................42,740            323,185         37,426
    2007.......................47,216            370,400         42,893
    2008.......................52,160            422,560         48,934
    2009....................... 9,210            431,770         50,000



                            ----------
               TOTAL NEEDED   431,769
                            ==========

                                  EXHIBIT 10.6

                         DIRECTOR'S AMENDED AND RESTATED
                         PAYMENT CONTINUATION AGREEMENT

      This Amended and Restated Agreement is between and among SierraWest Bancorp (formerly known as Sierra Tahoe Bancorp, hereinafter "Bancorp"), a California corporation and William W. McClintock ("Director"), shall be effective as of June 27, 1996, and is intended to and shall replace all prior agreements between the parties relating to the subject matter hereof, except as specifically otherwise provided herein.

                             RECITALS

         WHEREAS, Bancorp continues to deem Director's future counsel and advice to be valuable to it by virtue of Director's past experience as a director of Bancorp and/or Sierra Bank of Nevada ("Bank"); and

         WHEREAS, Bancorp desires to engage Director as a consultant and advisor to Bancorp from time to time after termination of Director's active service as a director ("Service Termination"); and

         WHEREAS, the parties desire to replace their existing agreement dated May 1, 1988 with this Agreement in its entirety

         NOW THEREFORE, Bancorp and Director mutually agree as:

         1. Benefit Granted.

            a. Continuous Service. If Director maintains his service to Bancorp as a Director continuously for five (5) years from May 1, 1988 ("Commencement Date"), and at any time thereafter resigns, is not reelected, is not reappointed or is terminated from service as a director for any reason other than Cause (defined below), he shall be entitled to receive the appropriate vested benefit as set forth in Schedule A attached hereto and incorporated herein ("Service Benefit"). The Service Benefit vests according to the schedule as set forth in Schedule A, is determined by completed year of service calculated from the Commencement Date up to a maximum benefit at fifteen (15) years, and is paid following termination of service as Director, either in a lump sum or in installments as hereinafter provided, in consideration for Director's agreement to act as a consultant for Bancorp as set forth in Paragraph 2.

                   For purposes of this Agreement, "Cause" whenever used shall mean any one of the following: gross misconduct; conviction of a felony by any criminal tribunal; willful and continuing failure to substantially perform his duties as a director after delivery of written demand, signed by a majority of the Board of Directors, identifying the substantial failure to perform; or willful conduct that results in Director's gain or personal enrichment at the expense of Bancorp.

            b. Early Termination From Service. In the event Director leaves service as a director, whether voluntarily or for any reason other than termination for cause, before the expiration of five years of continuous service but after one year of service, Director shall be eligible for 20% of the benefit as set forth in Schedule A for each year of completed service (so that as of the first year of completed service Director is eligible for 20% of the vested one year benefit as reflected on Schedule A, 40% of the vested two year benefit as of the second year of completed service, and so forth.) Payment of a Service Benefit resulting from Early Termination will be made only in a lump sum.

            c. Option to Pay Benefits In Installments; Election Date. In lieu of receiving a lump sum payment of the Service Benefit, Director may elect, provided that he has served at least five (5) years and provided further that such election is made at least two (2) years prior to Service Termination, to receive the benefit in installment payments rather than a lump sum. Monthly installments shall begin ninety (90) days after Service Termination. If Director has served at least 15 years, installment payments shall equal $4,000 annually for a period of fifteen (15) years, payable in one hundred eighty (180) equal monthly installments. If Director has served at least five (5) years but less than 15 years of continuous service, such installments shall equal that pro-rata share of Four Thousand Dollars per annum as the vested accumulated benefit bears to the total accumulated benefit described in Schedule A as "TOTAL NEEDED." The appropriate monthly benefit is set forth in Schedule B. This amount is also payable in one hundred eight (180) equal monthly installments. There is no installment option if service is terminated prior to five (5) years of continuous service. Should Director pass away during any installment payout period, appropriate installments will be paid to those persons designated by Director to receive such benefit or as otherwise directed by the qualified representative of Director's estate.

            d. Health Care Benefits. In addition to the benefits set forth above, in the event of Service Termination at any time and for any reason other than Cause, Director shall be eligible to continue coverage, at his election and expense, under Bancorp's group health plan as it exists at the time of Service Termination or as it may be modified from time to time. Director may elect to retain, increase or decrease the coverage as it existed at the time of Service Termination. Premiums for such coverage, both for individual and dependent coverage as appropriate, shall be at the rates charged as if Director had remained a director in active service. If Director has elected monthly benefit installment payments pursuant to 1(c) above, he may also elect to have the monthly health benefit premium charges deducted from those monthly benefit installment payments.

         2. Consultant Obligation.

            a. Upon Service Termination Director agrees to make himself available for a five (5) year term to the management of Bancorp and its subsidiaries, its various boards of directors and other specified individuals that management or the board may designate for the purpose of advising and consulting with those individuals on behalf of Bancorp and its subsidiaries. Director agrees that he will devote as much time as is necessary and required by Bancorp, but not to exceed twenty (20) hours per month, at an hourly fee of one hundred fifty dollars ($150.00). It is expressly understood that the compensation paid in the prior sentence is in addition to the benefit paid pursuant to Paragraph 1 above, and is paid in consideration for the services of Director as a consultant and advisor to Bancorp at Bancorp's request.

            b. Bancorp shall reimburse Director for his reasonable and necessary travel and expenses incurred in such consulting or advisory work. In the event Director is not residing in the community where Bancorp's principal offices are located, Bancorp agrees to reimburse Director for all reasonable travel and expenses incurred by Director. Director agrees that during his engagement he will keep himself informed concerning the affairs of Bancorp and its subsidiaries by reviewing annual or periodic reports and other data supplied to Director by Bancorp. Director agrees to review these items without charge to Bancorp.

         3. Independent Contractor. The status of Director when engaged as a consultant and contemplated by this Agreement shall be that of Independent Contractor.

         4. Death Benefit for Director. In the event Director should die while actively serving as director at any time, Bancorp will pay $4,000 per year to Director's surviving spouse or designated nominee or beneficiary. Such death benefit is payable on a monthly basis for a period of one hundred and eighty (180) months.

         5. Inability to Transfer Benefits. Neither the Director, the spouse, or any other beneficiary under this agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, or in any way exercise any control or right over vested benefits granted under this Agreement. None of said benefits shall be subject to seizure for the payments of any debts, judgments, alimony or separate maintenance which may be owed by the Director or his beneficiary or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Director or any beneficiary attempts an assignment, computation, hypothecation, transfer or disposal of the benefit hereunder, Bancorp's responsibilities, liabilities, and obligations shall forthwith immediately cease and terminate as to any unvested benefits and this Agreement shall be deemed to terminate as set forth in paragraph 7(a) below.

         6. Nothing contained in this agreement shall be construed to alter, abridge or in any manner affect the rights and privileges of the Director to participate in and be covered by any pension profit sharing group insurance bonus or similar employment benefits which Bancorp may now have or hereafter adopt for which Director may be determined to be eligible.

         7. Benefits Not Accumulated; Cancellation; Notice.

            a. Except as otherwise set forth herein, Bancorp reserves the right to cancel the Payment Continuation Program and/or to terminate this Agreement ("Termination/Cancellation") at any time and for any reason as to any benefits not yet vested, in its sole and absolute discretion; provided however that Director shall be entitled to the vested amount set forth on Schedule A attached hereto as determined by the date the termination/cancellation occurs. In the event of Termination/Cancellation, the vested amounts will be paid in one lump sum at the time of Director's termination from office as Director. Bancorp will give fifteen (15) days prior written notice of Termination/Cancellation.

            b. The foregoing notwithstanding, in the event of a Change of Control (defined below), Director shall be deemed to be fully vested in the Full Accumulation Value as set forth in Schedule A as if Director had served through all years as specified on Schedule A. The Full Accumulation Value shall be paid in one lump sum in the amount and when Director would otherwise have been entitled to be paid under the provisions of Paragraph 1. In the event that Director's service is not terminated coincident with a change of control so that he is not yet entitled to receive immediate payment of the Full Accumulation Value pursuant to the provisions of &1, interest shall be deemed to accrue on the Full Accumulation Value at the prime rate minus one percent from the date the benefit vests until it is paid. In addition, in the event that Director's termination occurs in connection with, in anticipation of, or following a Change of Control, Director shall be excused from and shall not be obligated to act as a consultant or be restricted in his activities as provided in Paragraph 2 of this Agreement.

              For purposes of this Agreement, Change of Control is defined as any one of the following, provided however that Change of Control shall be without the monetary assistance of the FDIC: (i) an acquisition (other than directly from Bancorp) by an individual, entity or group (excluding Bancorp or one of its employee benefit plans or an entity controlled by Bancorp's shareholders) of 20% or more of Bancorp's common stock or voting securities; (ii) a change in a majority of the current Board of Directors (excluding any persons approved by a vote of at least a majority of the Board other than in connection with an actual or threatened proxy contest); (iii) liquidation or dissolution of Bancorp or a merger, consolidation or sale of all or substantially of the Bancorp's assets ("Business Combination") other than one in which all or substantially all of Bancorp's shareholders receive 50% or more of the stock of the company resulting from the Business Combination, at least a majority of the board of directors of the resulting corporation were members of the incumbent board, and after which no person owns 20% or more of the stock of the resulting corporation who did not own such stock immediately before the Business Combination.

              For purposes of this Agreement, "in connection with" or "in anticipation of" a Change of Control with respect to subsections
              (i) and (iii) above shall mean on or after the date of an executed Letter of Intent or, if there is no written Letter of Intent, on or after the date of the first act of due diligence inspection by a potential acquiror, provided that the transaction contemplated by the Letter of Intent or due diligence inspection in fact concludes no later than eighteen (18) months after that date.
              Moreover, "following a Change of Control" shall mean Service Termination by or within 365 days of the conclusion of a Change of Control as defined above.

         8. Funding of Benefits.

            a. Bancorp reserves the absolute right in its sole and exclusive discretion either to: (i) fund by cash, insurance, or otherwise the obligation undertaken by this Agreement, or
                   (ii) not fund the obligation in advance. Should Bancorp elect to fund in advance the benefits contemplated by this Agreement in whole or in part through the median of life insurance or annuities or both, then Bancorp shall be the owner and beneficiary of the policy.

            b. Bancorp reserves the absolute right in its sole discretion to terminate such life insurance or annuities as well as any other funding program at any time in whole or in part. At no time shall the Director be deemed to have any right, title or interest or any specified asset or assets of Bancorp including but not by way of restriction any insurance annuity contract or contracts of the proceeds thereof except to those rights listed in this agreement.

            c. Any advance funding of obligations hereunder shall not in any way be considered to constitute security for the performance of the obligations of this Agreement. The obligation shall be considered to be paid from current available resources and otherwise unsecured.

            d. If Bancorp elects to purchase a life insurance policy or annuity policy on the life of the Director to fund any obligations under this Agreement, Director agrees to cooperate with the issuance of such policies to sign any and all documents which may be required for that purpose and to undergo any reasonable medical examination or test which may be necessary or otherwise required to obtain said policy(ies). Moreover, should Bancorp elect to purchase a life insurance policy or annuity policy as provided above, Director agrees to make appropriate arrangements so that Bancorp as sole beneficiary of such policy will be notified timely by Director's estate upon Director's death. Upon notification by Director's estate pursuant to this provision, Bancorp shall pay the sum of $5,000 (Notification Fee") to Director's estate or designated beneficiary which shall include a certified copy of the death certificate.

         9. General Obligation. This Agreement shall not be construed as giving Director or his beneficiary any greater rights of those of any other unsecured creditor of Bancorp.

         10.Agreement  Binding.  This Agreement shall be binding upon and insure to the benefit of the  Director  and his  personal  representatives, agents and assigns. To the extent consistent herewith, this Agreement shall inure to any successor organization of Bancorp which shall succeed to substantially all the stock of its assets in business.

         11.Beneficiaries; Election. Director reserves the right to change the name of his named primary or contingent beneficiaries by separate letter from time to time or upon properly notifying Bancorp or its successor of this document in writing as to the recipient of such benefits. Bancorp reserves the right to require a spouse's signature thereon if in the opinion of counsel, such is required.

         12.Suicide Exclusion. In the event that it is demonstrated to Bancorp's reasonable certainty that, within two (2) years of the Commencement Date, Director has taken his own life, any and all amounts unpaid under this Agreement shall be deemed to have lapsed and shall be terminated prior to any vesting. In such event, Bancorp shall have no liability to Director or any persons which otherwise would be entitled to benefits under this Agreement.

         13.Miscellaneous. The provisions of this agreement shall be severable from each other. In the event that a court should declare any provision unenforceable, the remaining provisions of the agreement shall continue to be binding and enforceable. This agreement shall be construed under the laws of the State of California. Venue shall be appropriate wherever allowed by law and in the County of Nevada (Truckee Session). This Agreement represents the final expression of the parties and may be modified only in writing. This Agreement may be executed in counterparts.

         14.Attorneys Fees. In the event either party employs an attorney to enforce any of the provisions hereof, or for the purpose of declaring the effect of a provisions which interpretation it contests, the prevailing party shall be entitled to reasonable attorney fees


    Agreed and accepted this 2nd day of October, 1996.

 DIRECTOR                          SIERRAWEST BANCORP


 By:/s/ William W. McClintock      By:/s/ W. T. Fike
    -------------------------         ---------------
 Director                          President



                                   By:/s/ A. Morgan Jones
                                      -------------------
                                    Secretary


SIERRAWEST BANCORP
SALARY CONTINUATION PLAN
CALCULATION OF ANNUAL CONTRIBUTION

William McClintock - Director benefit

Date of Retirement................05.01.2003
Plan Commencement.................05.01.1988
Retirement Benefit................$4,000 per year for 15 years
Discount Rate.....................10 percent
Years to Accrue...................15 years

                                             SCHEDULE A            SCHEDULE B
                              Accrual        Cash benefit          Annual
                              Per year       Accumulated           benefit
1988.......................   616              616                   N/A
1989....................... 1,005            1,621                   N/A
1990....................... 1,110            2,731                   N/A
1991....................... 1,226            3,957                   N/A
1992....................... 1,355            5,312                   N/A
1993....................... 1,497            6,809                   878
1994....................... 1,653            8,462                 1,091
1995....................... 1,827           10,289                 1,327
1996....................... 2,018           12,307                 1,587
1997....................... 2,229           14,536                 1,875
1998....................... 2,463           16,999                 2,192
1999....................... 2,720           19,719                 2,543
2000....................... 3,005           22,724                 2,930
2001....................... 3,320           26,044                 3,359
2002....................... 3,668           29,712                 3,832
2003....................... 1,306           31,018                 4,000


                         ---------
          TOTAL NEEDED   $ 31,018
                         NPV $4K/Yr.


                                  EXHIBIT 10.7

                         DIRECTOR'S AMENDED AND RESTATED
                         PAYMENT CONTINUATION AGREEMENT

      This Amended and Restated Agreement is between and among SierraWest Bancorp (formerly known as Sierra Tahoe Bancorp, hereinafter "Bancorp"), a California corporation and Jerrold T. Henley ("Director"), shall be effective as of June 27, 1996, and is intended to and shall replace all prior agreements between the parties relating to the subject matter hereof, except as specifically otherwise provided herein.

                                    RECITALS

          WHEREAS, Bancorp continues to deem Director's future counsel and advice to be valuable to it by virtue of Director's past experience as a director of Bancorp and/or Sierra Bank of Nevada ("Bank"); and

         WHEREAS, Bancorp desires to engage Director as a consultant and advisor to Bancorp from time to time after termination of Director's active service as a director ("Service Termination"); and

         WHEREAS, the parties desire to replace their existing agreement dated January 1, 1986 with this Agreement in its entirety

         NOW THEREFORE, Bancorp and Director mutually agree as:

         1. Benefit Granted.

            a. Continuous Service. If Director maintains his service to Bancorp as a Director continuously for five (5) years from January 1, 1986 ("Commencement Date"), and at any time thereafter resigns, is not reelected, is not reappointed or is terminated from service as a director for any reason other than Cause (defined below), he shall be entitled to receive the appropriate vested benefit as set forth in Schedule A attached hereto and incorporated herein ("Service Benefit"). The Service Benefit vests according to the schedule as set forth in Schedule A, is determined by completed year of service calculated from the Commencement Date up to a maximum benefit at fifteen (15) years, and is paid following termination of service as Director, either in a lump sum or in installments as hereinafter provided, in consideration for Director's agreement to act as a consultant for Bancorp as set forth in Paragraph 2.

                   For purposes of this Agreement, "Cause" whenever used shall mean any one of the following: gross misconduct; conviction of a felony by any criminal tribunal; willful and continuing failure to substantially perform his duties as a director after delivery of written demand, signed by a majority of the Board of Directors, identifying the substantial failure to perform; or willful conduct that results in Director's gain or personal enrichment at the expense of Bancorp.

            b. Early Termination From Service. In the event Director leaves service as a director, whether voluntarily or for any reason other than termination for cause, before the expiration of five years of continuous service but after one year of service, Director shall be eligible for 20% of the benefit as set forth in Schedule A for each year of completed service (so that as of the first year of completed service Director is eligible for 20% of the vested one year benefit as reflected on Schedule A, 40% of the vested two year benefit as of the second year of completed service, and so forth.) Payment of a Service Benefit resulting from Early Termination will be made only in a lump sum.

            c. Option to Pay Benefits In Installments; Election Date. In lieu of receiving a lump sum payment of the Service Benefit, Director may elect, provided that he has served at least five (5) years and provided further that such election is made at least two (2) years prior to Service Termination, to receive the benefit in installment payments rather than a lump sum. Monthly installments shall begin ninety (90) days after Service Termination. If Director has served at least 15 years, installment payments shall equal $4,000 annually for a period of fifteen (15) years, payable in one hundred eighty (180) equal monthly installments. If Director has served at least five (5) years but less than 15 years of continuous service, such installments shall equal that pro-rata share of Four Thousand Dollars per annum as the vested accumulated benefit bears to the total accumulated benefit described in Schedule A as "TOTAL NEEDED." The appropriate monthly benefit is set forth in Schedule B. This amount is also payable in one hundred eight (180) equal monthly installments. There is no installment option if service is terminated prior to five (5) years of continuous service. Should Director pass away during any installment payout period, appropriate installments will be paid to those persons designated by Director to receive such benefit or as otherwise directed by the qualified representative of Director's estate.

            d. Health Care Benefits. In addition to the benefits set forth above, in the event of Service Termination at any time and for any reason other than Cause, Director shall be eligible to continue coverage, at his election and expense, under Bancorp's group health plan as it exists at the time of Service Termination or as it may be modified from time to time. Director may elect to retain, increase or decrease the coverage as it existed at the time of Service Termination. Premiums for such coverage, both for individual and dependent coverage as appropriate, shall be at the rates charged as if Director had remained a director in active service. If Director has elected monthly benefit installment payments pursuant to 1(c) above, he may also elect to have the monthly health benefit premium charges deducted from those monthly benefit installment payments.

         2. Consultant Obligation.

            a. Upon Service Termination Director agrees to make himself available for a five (5) year term to the management of Bancorp and its subsidiaries, its various boards of directors and other specified individuals that management or the board may designate for the purpose of advising and consulting with those individuals on behalf of Bancorp and its subsidiaries. Director agrees that he will devote as much time as is necessary and required by Bancorp, but not to exceed twenty (20) hours per month, at an hourly fee of one hundred fifty dollars ($150.00). It is expressly understood that the compensation paid in the prior sentence is in addition to the benefit paid pursuant to Paragraph 1 above, and is paid in consideration for the services of Director as a consultant and advisor to Bancorp at Bancorp's request.

            b. Bancorp shall reimburse Director for his reasonable and necessary travel and expenses incurred in such consulting or advisory work. In the event Director is not residing in the community where Bancorp's principal offices are located, Bancorp agrees to reimburse Director for all reasonable travel and expenses incurred by Director. Director agrees that during his engagement he will keep himself informed concerning the affairs of Bancorp and its subsidiaries by reviewing annual or periodic reports and other data supplied to Director by Bancorp. Director agrees to review these items without charge to Bancorp.

         3. Independent Contractor. The status of Director when engaged as a consultant and contemplated by this Agreement shall be that of Independent Contractor.

         4. Death Benefit for Director. In the event Director should die while actively serving as director at any time, Bancorp will pay $4,000 per year to Director's surviving spouse or designated nominee or beneficiary. Such death benefit is payable on a monthly basis for a period of one hundred and eighty (180) months.

         5. Inability to Transfer Benefits. Neither the Director, the spouse, or any other beneficiary under this agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, or in any way exercise any control or right over vested benefits granted under this Agreement. None of said benefits shall be subject to seizure for the payments of any debts, judgments, alimony or separate maintenance which may be owed by the Director or his beneficiary or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Director or any beneficiary attempts an assignment, computation, hypothecation, transfer or disposal of the benefit hereunder, Bancorp's responsibilities, liabilities, and obligations shall forthwith immediately cease and terminate as to any unvested benefits and this Agreement shall be deemed to terminate as set forth in paragraph 7(a) below.

         6. Nothing contained in this agreement shall be construed to alter, abridge or in any manner affect the rights and privileges of the Director to participate in and be covered by any pension profit sharing group insurance bonus or similar employment benefits which Bancorp may now have or hereafter adopt for which Director may be determined to be eligible.

         7. Benefits Not Accumulated; Cancellation; Notice.

            a. Except as otherwise set forth herein, Bancorp reserves the right to cancel the Payment Continuation Program and/or to terminate this Agreement ("Termination/Cancellation") at any time and for any reason as to any benefits not yet vested, in its sole and absolute discretion; provided however that Director shall be entitled to the vested amount set forth on Schedule A attached hereto as determined by the date the termination/cancellation occurs. In the event of Termination/Cancellation, the vested amounts will be paid in one lump sum at the time of Director's termination from office as Director. Bancorp will give fifteen (15) days prior written notice of Termination/Cancellation.

            b. The foregoing notwithstanding, in the event of a Change of Control (defined below), Director shall be deemed to be fully vested in the Full Accumulation Value as set forth in Schedule A as if Director had served through all years as specified on Schedule A. The Full Accumulation Value shall be paid in one lump sum in the amount and when Director would otherwise have been entitled to be paid under the provisions of Paragraph 1. In the event that Director's service is not terminated coincident with a change of control so that he is not yet entitled to receive immediate payment of the Full Accumulation Value pursuant to the provisions of &1, interest shall be deemed to accrue on the Full Accumulation Value at the prime rate minus one percent from the date the benefit vests until it is paid. In addition, in the event that Director's termination occurs in connection with, in anticipation of, or following a Change of Control, Director shall be excused from and shall not be obligated to act as a consultant or be restricted in his activities as provided in Paragraph 2 of this Agreement.

              For purposes of this Agreement, Change of Control is defined as any one of the following, provided however that Change of Control shall be without the monetary assistance of the FDIC: (i) an acquisition (other than directly from Bancorp) by an individual, entity or group (excluding Bancorp or one of its employee benefit plans or an entity controlled by Bancorp's shareholders) of 20% or more of Bancorp's common stock or voting securities; (ii) a change in a majority of the current Board of Directors (excluding any persons approved by a vote of at least a majority of the Board other than in connection with an actual or threatened proxy contest); (iii) liquidation or dissolution of Bancorp or a merger, consolidation or sale of all or substantially of the Bancorp's assets ("Business Combination") other than one in which all or substantially all of Bancorp's shareholders receive 50% or more of the stock of the company resulting from the Business Combination, at least a majority of the board of directors of the resulting corporation were members of the incumbent board, and after which no person owns 20% or more of the stock of the resulting corporation who did not own such stock immediately before the Business Combination.

              For purposes of this Agreement, "in connection with" or in anticipation of" a Change of Control with respect to subsections
              (i) and (iii) above shall mean on or after the date of an executed Letter of Intent or, if there is no written Letter of Intent, on or after the date of the first act of due diligence inspection by a potential acquiror, provided that the transaction contemplated by the Letter of Intent or due diligence inspection in fact concludes no later than eighteen (18) months after that date.
              Moreover, "following a Change of Control" shall mean Service Termination by or within 365 days of the conclusion of a Change of Control as defined above.

         8. Funding of Benefits.

            a. Bancorp reserves the absolute right in its sole and exclusive discretion either to: (i) fund by cash, insurance, or otherwise the obligation undertaken by this Agreement, or
                   (ii) not fund the obligation in advance. Should Bancorp elect to fund in advance the benefits contemplated by this Agreement in whole or in part through the median of life insurance or annuities or both, then Bancorp shall be the owner and beneficiary of the policy.

            b. Bancorp reserves the absolute right in its sole discretion to terminate such life insurance or annuities as well as any other funding program at any time in whole or in part. At no time shall the Director be deemed to have any right, title or interest or any specified asset or assets of Bancorp including but not by way of restriction any insurance annuity contract or contracts of the proceeds thereof except to those rights listed in this agreement.

            c. Any advance funding of obligations hereunder shall not in any way be considered to constitute security for the performance of the obligations of this Agreement. The obligation shall be considered to be paid from current available resources and otherwise unsecured.

            d. If Bancorp elects to purchase a life insurance policy or annuity policy on the life of the Director to fund any obligations under this Agreement, Director agrees to cooperate with the issuance of such policies to sign any and all documents which may be required for that purpose and to undergo any reasonable medical examination or test which may be necessary or otherwise required to obtain said policy(ies). Moreover, should Bancorp elect to purchase a life insurance policy or annuity policy as provided above, Director agrees to make appropriate arrangements so that Bancorp as sole beneficiary of such policy will be notified timely by Director's estate upon Director's death. Upon notification by Director's estate pursuant to this provision, Bancorp shall pay the sum of $5,000 (Notification Fee") to Director's estate or designated beneficiary which shall include a certified copy of the death certificate.

         9. General Obligation. This Agreement shall not be construed as giving Director or his beneficiary any greater rights of those of any other unsecured creditor of Bancorp.

         10. Agreement Binding. This Agreement shall be binding upon and insure to the benefit of the Director and his personal representatives, agents and assigns. To the extent consistent herewith, this Agreement shall inure to any successor organization of Bancorp which shall succeed to substantially all the stock of its assets in business.

         11. Beneficiaries; Election. Director reserves the right to change the name of his named primary or contingent beneficiaries by separate letter from time to time or upon properly notifying Bancorp or its successor of this document in writing as to the recipient of such benefits. Bancorp reserves the right to require a spouse's signature thereon if in the opinion of counsel, such is required.

         12. Suicide Exclusion. In the event that it is demonstrated to Bancorp's reasonable certainty that, within two (2) years of the Commencement Date, Director has taken his own life, any and all amounts unpaid under this Agreement shall be deemed to have lapsed and shall be terminated prior to any vesting. In such event, Bancorp shall have no liability to Director or any persons which otherwise would be entitled to benefits under this Agreement.

         13. Miscellaneous. The provisions of this agreement shall be severable from each other. In the event that a court should declare any provision unenforceable, the remaining provisions of the agreement shall continue to be binding and enforceable. This agreement shall be construed under the laws of the State of California. Venue shall be appropriate wherever allowed by law and in the County of Nevada (Truckee Session). This Agreement represents the final expression of the parties and may be modified only in writing. This Agreement may be executed in counterparts.

         14. Attorneys Fees. In the event either party employs an attorney to enforce any of the provisions hereof, or for the purpose of declaring the effect of a provisions which interpretation it contests, the prevailing party shall be entitled to reasonable attorney fees


    Agreed and accepted this 26th day of September, 1996.

  DIRECTOR                         SIERRAWEST BANCORP


 By:/s/ Jerrold T. Henley          By:/s/ W. T. Fike
    ---------------------             ---------------
 Director                          President


                                   By:/s/ A. Morgan Jones
                                      -------------------
                                    Secretary



SIERRAWEST BANCORP
SALARY CONTINUATION PLAN
CALCULATION OF ANNUAL CONTRIBUTION

Jerrold T. Henley - Director benefit

Date of Retirement................05.01.2003
Plan Commencement.................05.01.1988
Retirement Benefit................$4,000 per year for 15 years
Discount Rate.....................10 percent
Years to Accrue...................15 years



                                             SCHEDULE A            SCHEDULE B
                              Accrual        Cash benefit          Annual
                              Per year       Accumukated           benefit
1988.......................   616              616                   N/A
1989....................... 1,005            1,621                   N/A
1990....................... 1,110            2,731                   N/A
1991....................... 1,226            3,957                   N/A
1992....................... 1,355            5,312                   N/A
1993....................... 1,497            6,809                   878
1994....................... 1,653            8,462                 1,091
1995....................... 1,827           10,289                 1,327
1996....................... 2,018           12,307                 1,587
1997....................... 2,229           14,536                 1,875
1998....................... 2,463           16,999                 2,192
1999....................... 2,720           19,719                 2,543
2000....................... 3,005           22,724                 2,930
2001....................... 3,320           26,044                 3,359
2002....................... 3,668           29,712                 3,832
2003....................... 1,306           31,018                 4,000


                         ---------
         TOTAL NEEDED    $ 31,018
                         NPV $4K/Yr.
                         =========


                                  EXHIBIT 10.8

                         DIRECTOR'S AMENDED AND RESTATED
                         PAYMENT CONTINUATION AGREEMENT

    This Amended and Restated Agreement is between and among SierraWest Bancorp (formerly known as Sierra Tahoe Bancorp, hereinafter "Bancorp"), a California corporation and A. Morgan Jones ("Director"), shall be effective as of June 27, 1996, and is intended to and shall replace all prior agreements between the parties relating to the subject matter hereof, except as specifically otherwise provided herein.

                                    RECITALS

         WHEREAS, Bancorp continues to deem Director's future counsel and advice to be valuable to it by virtue of Director's past experience as a director of Bancorp and/or Sierra Bank of Nevada ("Bank"); and

         WHEREAS, Bancorp desires to engage Director as a consultant and advisor to Bancorp from time to time after termination of Director's active service as a director ("Service Termination"); and

         WHEREAS, the parties desire to replace their existing agreement dated May 1, 1988 with this Agreement in its entirety

         NOW THEREFORE, Bancorp and Director mutually agree as:

         1. Benefit Granted.

            a. Continuous Service. If Director maintains his service to Bancorp as a Director continuously for five (5) years from May 1, 1988 ("Commencement Date"), and at any time thereafter resigns, is not reelected, is not reappointed or is terminated from service as a director for any reason other than Cause (defined below), he shall be entitled to receive the appropriate vested benefit as set forth in Schedule A attached hereto and incorporated herein ("Service Benefit"). The Service Benefit vests according to the schedule as set forth in Schedule A, is determined by completed year of service calculated from the Commencement Date up to a maximum benefit at fifteen (15) years, and is paid following termination of service as Director, either in a lump sum or in installments as hereinafter provided, in consideration for Director's agreement to act as a consultant for Bancorp as set forth in Paragraph 2.

                   For purposes of this Agreement, "Cause" whenever used shall mean any one of the following: gross misconduct; conviction of a felony by any criminal tribunal; willful and continuing failure to substantially perform his duties as a director after delivery of written demand, signed by a majority of the Board of Directors, identifying the substantial failure to perform; or willful conduct that results in Director's gain or personal enrichment at the expense of Bancorp.

            b. Early Termination From Service. In the event Director leaves service as a director, whether voluntarily or for any reason other than termination for cause, before the expiration of five years of continuous service but after one year of service, Director shall be eligible for 20% of the benefit as set forth in Schedule A for each year of completed service (so that as of the first year of completed service Director is eligible for 20% of the vested one year benefit as reflected on Schedule A, 40% of the vested two year benefit as of the second year of completed service, and so forth.) Payment of a Service Benefit resulting from Early Termination will be made only in a lump sum.

            c. Option to Pay Benefits In Installments; Election Date. In lieu of receiving a lump sum payment of the Service Benefit, Director may elect, provided that he has served at least five (5) years and provided further that such election is made at least two (2) years prior to Service Termination, to receive the benefit in installment payments rather than a lump sum. Monthly installments shall begin ninety (90) days after Service Termination. If Director has served at least 15 years, installment payments shall equal $4,000 annually for a period of fifteen (15) years, payable in one hundred eighty (180) equal monthly installments. If Director has served at least five (5) years but less than 15 years of continuous service, such installments shall equal that pro-rata share of Four Thousand Dollars per annum as the vested accumulated benefit bears to the total accumulated benefit described in Schedule A as "TOTAL NEEDED." The appropriate monthly benefit is set forth in Schedule B. This amount is also payable in one hundred eight (180) equal monthly installments. There is no installment option if service is terminated prior to five (5) years of continuous service. Should Director pass away during any installment payout period, appropriate installments will be paid to those persons designated by Director to receive such benefit or as otherwise directed by the qualified representative of Director's estate.

            d. Health Care Benefits. In addition to the benefits set forth above, in the event of Service Termination at any time and for any reason other than Cause, Director shall be eligible to continue coverage, at his election and expense, under Bancorp's group health plan as it exists at the time of Service Termination or as it may be modified from time to time. Director may elect to retain, increase or decrease the coverage as it existed at the time of Service Termination. Premiums for such coverage, both for individual and dependent coverage as appropriate, shall be at the rates charged as if Director had remained a director in active service. If Director has elected monthly benefit installment payments pursuant to 1(c) above, he may also elect to have the monthly health benefit premium charges deducted from those monthly benefit installment payments.

         2. Consultant Obligation.

            a. Upon Service Termination Director agrees to make himself available for a five (5) year term to the management of Bancorp and its subsidiaries, its various boards of directors and other specified individuals that management or the board may designate for the purpose of advising and consulting with those individuals on behalf of Bancorp and its subsidiaries. Director agrees that he will devote as much time as is necessary and required by Bancorp, but not to exceed twenty (20) hours per month, at an hourly fee of one hundred fifty dollars ($150.00). It is expressly understood that the compensation paid in the prior sentence is in addition to the benefit paid pursuant to Paragraph 1 above, and is paid in consideration for the services of Director as a consultant and advisor to Bancorp at Bancorp's request.

            b. Bancorp shall reimburse Director for his reasonable and necessary travel and expenses incurred in such consulting or advisory work. In the event Director is not residing in the community where Bancorp's principal offices are located, Bancorp agrees to reimburse Director for all reasonable travel and expenses incurred by Director. Director agrees that during his engagement he will keep himself informed concerning the affairs of Bancorp and its subsidiaries by reviewing annual or periodic reports and other data supplied to Director by Bancorp. Director agrees to review these items without charge to Bancorp.

         3. Independent Contractor. The status of Director when engaged as a consultant and contemplated by this Agreement shall be that of Independent Contractor.

         4. Death Benefit for Director. In the event Director should die while actively serving as director at any time, Bancorp will pay $4,000 per year to Director's surviving spouse or designated nominee or beneficiary. Such death benefit is payable on a monthly basis for a period of one hundred and eighty (180) months.

         5. Inability to Transfer Benefits. Neither the Director, the spouse, or any other beneficiary under this agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, or in any way exercise any control or right over vested benefits granted under this Agreement. None of said benefits shall be subject to seizure for the payments of any debts, judgments, alimony or separate maintenance which may be owed by the Director or his beneficiary or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Director or any beneficiary attempts an assignment, computation, hypothecation, transfer or disposal of the benefit hereunder, Bancorp's responsibilities, liabilities, and obligations shall forthwith immediately cease and terminate as to any unvested benefits and this Agreement shall be deemed to terminate as set forth in paragraph 7(a) below.

         6. Nothing contained in this agreement shall be construed to alter, abridge or in any manner affect the rights and privileges of the Director to participate in and be covered by any pension profit sharing group insurance bonus or similar employment benefits which Bancorp may now have or hereafter adopt for which Director may be determined to be eligible.

         7. Benefits Not Accumulated; Cancellation; Notice.

            a. Except as otherwise set forth herein, Bancorp reserves the right to cancel the Payment Continuation Program and/or to terminate this Agreement ("Termination/Cancellation") at any time and for any reason as to any benefits not yet vested, in its sole and absolute discretion; provided however that Director shall be entitled to the vested amount set forth on Schedule A attached hereto as determined by the date the termination/cancellation occurs. In the event of Termination/Cancellation, the vested amounts will be paid in one lump sum at the time of Director's termination from office as Director. Bancorp will give fifteen (15) days prior written notice of Termination/Cancellation.

            b. The foregoing notwithstanding, in the event of a Change of Control (defined below), Director shall be deemed to be fully vested in the Full Accumulation Value as set forth in Schedule A as if Director had served through all years as specified on Schedule A. The Full Accumulation Value shall be paid in one lump sum in the amount and when Director would otherwise have been entitled to be paid under the provisions of Paragraph 1. In the event that Director's service is not terminated coincident with a change of control so that he is not yet entitled to receive immediate payment of the Full Accumulation Value pursuant to the provisions of &1, interest shall be deemed to accrue on the Full Accumulation Value at the prime rate minus one percent from the date the benefit vests until it is paid. In addition, in the event that Director's termination occurs in connection with, in anticipation of, or following a Change of Control, Director shall be excused from and shall not be obligated to act as a consultant or be restricted in his activities as provided in Paragraph 2 of this Agreement.

              For purposes of this Agreement, Change of Control is defined as any one of the following, provided however that Change of Control shall be without the monetary assistance of the FDIC: (i) an acquisition (other than directly from Bancorp) by an individual, entity or group (excluding Bancorp or one of its employee benefit plans or an entity controlled by Bancorp's shareholders) of 20% or more of Bancorp's common stock or voting securities; (ii) a change in a majority of the current Board of Directors (excluding any persons approved by a vote of at least a majority of the Board other than in connection with an actual or threatened proxy contest); (iii) liquidation or dissolution of Bancorp or a merger, consolidation or sale of all or substantially of the Bancorp's assets ("Business Combination") other than one in which all or substantially all of Bancorp's shareholders receive 50% or more of the stock of the company resulting from the Business Combination, at least a majority of the board of directors of the resulting corporation were members of the incumbent board, and after which no person owns 20% or more of the stock of the resulting corporation who did not own such stock immediately before the Business Combination.

              For purposes of this Agreement, "in connection with" or "in anticipation of" a Change of Control with respect to subsections
              (i) and (iii) above shall mean on or after the date of an executed Letter of Intent or, if there is no written Letter of Intent, on or after the date of the first act of due diligence inspection by a potential acquiror, provided that the transaction contemplated by the Letter of Intent or due diligence inspection in fact concludes no later than eighteen (18) months after that date.
              Moreover, "following a Change of Control" shall mean Service Termination by or within 365 days of the conclusion of a Change of Control as defined above.

         8. Funding of Benefits.

            a. Bancorp reserves the absolute right in its sole and exclusive discretion either to: (i) fund by cash, insurance, or otherwise the obligation undertaken by this Agreement, or
                   (ii) not fund the obligation in advance. Should Bancorp elect to fund in advance the benefits contemplated by this Agreement in whole or in part through the median of life insurance or annuities or both, then Bancorp shall be the owner and beneficiary of the policy.

            b. Bancorp reserves the absolute right in its sole discretion to terminate such life insurance or annuities as well as any other funding program at any time in whole or in part. At no time shall the Director be deemed to have any right, title or interest or any specified asset or assets of Bancorp including but not by way of restriction any insurance annuity contract or contracts of the proceeds thereof except to those rights listed in this agreement.

            c. Any advance funding of obligations hereunder shall not in any way be considered to constitute security for the performance of the obligations of this Agreement. The obligation shall be considered to be paid from current available resources and otherwise unsecured.

            d. If Bancorp elects to purchase a life insurance policy or annuity policy on the life of the Director to fund any obligations under this Agreement, Director agrees to cooperate with the issuance of such policies to sign any and all documents which may be required for that purpose and to undergo any reasonable medical examination or test which may be necessary or otherwise required to obtain said policy(ies). Moreover, should Bancorp elect to purchase a life insurance policy or annuity policy as provided above, Director agrees to make appropriate arrangements so that Bancorp as sole beneficiary of such policy will be notified timely by Director's estate upon Director's death. Upon notification by Director's estate pursuant to this provision, Bancorp shall pay the sum of $5,000 (Notification Fee") to Director's estate or designated beneficiary which shall include a certified copy of the death certificate.

         9. General Obligation. This Agreement shall not be construed as giving Director or his beneficiary any greater rights of those of any other unsecured creditor of Bancorp.

         10.Agreement  Binding.  This Agreement shall be binding upon and insure to the benefit of the  Director  and his  personal  representatives, agents and assigns. To the extent consistent herewith, this Agreement shall inure to any successor organization of Bancorp which shall succeed to substantially all the stock of its assets in business.

         11.Beneficiaries; Election. Director reserves the right to change the name of his named primary or contingent beneficiaries by separate letter from time to time or upon properly notifying Bancorp or its successor of this document in writing as to the recipient of such benefits. Bancorp reserves the right to require a spouse's signature thereon if in the opinion of counsel, such is required.

         12.Suicide Exclusion. In the event that it is demonstrated to Bancorp's reasonable certainty that, within two (2) years of the Commencement Date, Director has taken his own life, any and all amounts unpaid under this Agreement shall be deemed to have lapsed and shall be terminated prior to any vesting. In such event, Bancorp shall have no liability to Director or any persons which otherwise would be entitled to benefits under this Agreement.

         13.Miscellaneous. The provisions of this agreement shall be severable from each other. In the event that a court should declare any provision unenforceable, the remaining provisions of the agreement shall continue to be binding and enforceable. This agreement shall be construed under the laws of the State of California. Venue shall be appropriate wherever allowed by law and in the County of Nevada (Truckee Session). This Agreement represents the final expression of the parties and may be modified only in writing. This Agreement may be executed in counterparts.

         14.Attorneys Fees. In the event either party employs an attorney to enforce any of the provisions hereof, or for the purpose of declaring the effect of a provisions which interpretation it contests, the prevailing party shall be entitled to reasonable attorney fees.



    Agreed and accepted this 26th day of September, 1996.


 DIRECTOR                          SIERRAWEST BANCORP


By:/s/ A. Morgan Jones             By:/s/ W.T. Fike
   -------------------                --------------
Director                           President


                                    By:/s/ Thomas M. Watson
                                       --------------------
                                    Assistant Secretary


SIERRAWEST BANCORP
SALARY CONTINUATION PLAN
CALCULATION OF ANNUAL CONTRIBUTION

Morgan Jones - Director benefit

Date of Retirement................05.01.2003
Plan Commencement.................05.01.1988
Retirement Benefit................$4,000 per year for 15 years
Discount Rate.....................10 percent
Years to Accrue...................15 years



                                             SCHEDULE A            SCHEDULE B
                              Accrual        Cash benefit          Annual
                              Per year       Accumukated           benefit
1988.......................   616              616                   N/A
1989....................... 1,005            1,621                   N/A
1990....................... 1,110            2,731                   N/A
1991....................... 1,226            3,957                   N/A
1992....................... 1,355            5,312                   N/A
1993....................... 1,497            6,809                   878
1994....................... 1,653            8,462                 1,091
1995....................... 1,827           10,289                 1,327
1996....................... 2,018           12,307                 1,587
1997....................... 2,229           14,536                 1,875
1998....................... 2,463           16,999                 2,192
1999....................... 2,720           19,719                 2,543
2000....................... 3,005           22,724                 2,930
2001....................... 3,320           26,044                 3,359
2002....................... 3,668           29,712                 3,832
2003....................... 1,306           31,018                 4,000

                         --------
        TOTAL NEEDED     $ 31,018
                         NPV $4K/Yr.
                         =========


                                  EXHIBIT 10.9

                         DIRECTOR'S AMENDED AND RESTATED
                         PAYMENT CONTINUATION AGREEMENT

      This Amended and Restated Agreement is between and among SierraWest Bancorp (formerly known as Sierra Tahoe Bancorp, hereinafter "Bancorp"), a California corporation and Jack V. Leonesio ("Director"), shall be effective as of June 27, 1996, and is intended to and shall replace all prior agreements between the parties relating to the subject matter hereof, except as specifically otherwise provided herein.

                                    RECITALS

         WHEREAS, Bancorp continues to deem Director's future counsel and advice to be valuable to it by virtue of Director's past experience as a director of Bancorp and/or Sierra Bank of Nevada ("Bank"); and

         WHEREAS, Bancorp desires to engage Director as a consultant and advisor to Bancorp from time to time after termination of Director's active service as a director ("Service Termination"); and

         WHEREAS, the parties desire to replace their existing agreement dated May 1, 1988 with this Agreement in its entirety

         NOW THEREFORE, Bancorp and Director mutually agree as:

         1. Benefit Granted.

            a. Continuous Service. If Director maintains his service to Bancorp as a Director continuously for five (5) years from May 1, 1988 ("Commencement Date"), and at any time thereafter resigns, is not reelected, is not reappointed or is terminated from service as a director for any reason other than Cause (defined below), he shall be entitled to receive the appropriate vested benefit as set forth in Schedule A attached hereto and incorporated herein ("Service Benefit"). The Service Benefit vests according to the schedule as set forth in Schedule A, is determined by completed year of service calculated from the Commencement Date up to a maximum benefit at fifteen (15) years, and is paid following termination of service as Director, either in a lump sum or in installments as hereinafter provided, in consideration for Director's agreement to act as a consultant for Bancorp as set forth in Paragraph 2.

                   For purposes of this Agreement, "Cause" whenever used shall mean any one of the following: gross misconduct; conviction of a felony by any criminal tribunal; willful and continuing failure to substantially perform his duties as a director after delivery of written demand, signed by a majority of the Board of Directors, identifying the substantial failure to perform; or willful conduct that results in Director's gain or personal enrichment at the expense of Bancorp.

            b. Early Termination From Service. In the event Director leaves service as a director, whether voluntarily or for any reason other than termination for cause, before the expiration of five years of continuous service but after one year of service, Director shall be eligible for 20% of the benefit as set forth in Schedule A for each year of completed service (so that as of the first year of completed service Director is eligible for 20% of the vested one year benefit as reflected on Schedule A, 40% of the vested two year benefit as of the second year of completed service, and so forth.) Payment of a Service Benefit resulting from Early Termination will be made only in a lump sum.

            c. Option to Pay Benefits In Installments; Election Date. In lieu of receiving a lump sum payment of the Service Benefit, Director may elect, provided that he has served at least five (5) years and provided further that such election is made at least two (2) years prior to Service Termination, to receive the benefit in installment payments rather than a lump sum. Monthly installments shall begin ninety (90) days after Service Termination. If Director has served at least 15 years, installment payments shall equal $4,000 annually for a period of fifteen (15) years, payable in one hundred eighty (180) equal monthly installments. If Director has served at least five (5) years but less than 15 years of continuous service, such installments shall equal that pro-rata share of Four Thousand Dollars per annum as the vested accumulated benefit bears to the total accumulated benefit described in Schedule A as "TOTAL NEEDED." The appropriate monthly benefit is set forth in Schedule B. This amount is also payable in one hundred eight (180) equal monthly installments. There is no installment option if service is terminated prior to five (5) years of continuous service. Should Director pass away during any installment payout period, appropriate installments will be paid to those persons designated by Director to receive such benefit or as otherwise directed by the qualified representative of Director's estate.

            d. Health Care Benefits. In addition to the benefits set forth above, in the event of Service Termination at any time and for any reason other than Cause, Director shall be eligible to continue coverage, at his election and expense, under Bancorp's group health plan as it exists at the time of Service Termination or as it may be modified from time to time. Director may elect to retain, increase or decrease the coverage as it existed at the time of Service Termination. Premiums for such coverage, both for individual and dependent coverage as appropriate, shall be at the rates charged as if Director had remained a director in active service. If Director has elected monthly benefit installment payments pursuant to 1(c) above, he may also elect to have the monthly health benefit premium charges deducted from those monthly benefit installment payments.

         2. Consultant Obligation.

            a. Upon Service Termination Director agrees to make himself available for a five (5) year term to the management of Bancorp and its subsidiaries, its various boards of directors and other specified individuals that management or the board may designate for the purpose of advising and consulting with those individuals on behalf of Bancorp and its subsidiaries. Director agrees that he will devote as much time as is necessary and required by Bancorp, but not to exceed twenty (20) hours per month, at an hourly fee of one hundred fifty dollars ($150.00). It is expressly understood that the compensation paid in the prior sentence is in addition to the benefit paid pursuant to Paragraph 1 above, and is paid in consideration for the services of Director as a consultant and advisor to Bancorp at Bancorp's request.

            b. Bancorp shall reimburse Director for his reasonable and necessary travel and expenses incurred in such consulting or advisory work. In the event Director is not residing in the community where Bancorp's principal offices are located, Bancorp agrees to reimburse Director for all reasonable travel and expenses incurred by Director. Director agrees that during his engagement he will keep himself informed concerning the affairs of Bancorp and its subsidiaries by reviewing annual or periodic reports and other data supplied to Director by Bancorp. Director agrees to review these items without charge to Bancorp.

         3. Independent Contractor. The status of Director when engaged as a consultant and contemplated by this Agreement shall be that of Independent Contractor.

         4. Death Benefit for Director. In the event Director should die while actively serving as director at any time, Bancorp will pay $4,000 per year to Director's surviving spouse or designated nominee or beneficiary. Such death benefit is payable on a monthly basis for a period of one hundred and eighty (180) months.

         5. Inability to Transfer Benefits. Neither the Director, the spouse, or any other beneficiary under this agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, or in any way exercise any control or right over vested benefits granted under this Agreement. None of said benefits shall be subject to seizure for the payments of any debts, judgments, alimony or separate maintenance which may be owed by the Director or his beneficiary or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Director or any beneficiary attempts an assignment, computation, hypothecation, transfer or disposal of the benefit hereunder, Bancorp's responsibilities, liabilities, and obligations shall forthwith immediately cease and terminate as to any unvested benefits and this Agreement shall be deemed to terminate as set forth in paragraph 7(a) below.

         6. Nothing contained in this agreement shall be construed to alter, abridge or in any manner affect the rights and privileges of the Director to participate in and be covered by any pension profit sharing group insurance bonus or similar employment benefits which Bancorp may now have or hereafter adopt for which Director may be determined to be eligible.

         7. Benefits Not Accumulated; Cancellation; Notice.

            a. Except as otherwise set forth herein, Bancorp reserves the right to cancel the Payment Continuation Program and/or to terminate this Agreement ("Termination/Cancellation") at any time and for any reason as to any benefits not yet vested, in its sole and absolute discretion; provided however that Director shall be entitled to the vested amount set forth on Schedule A attached hereto as determined by the date the termination/cancellation occurs. In the event of Termination/Cancellation, the vested amounts will be paid in one lump sum at the time of Director's termination from office as Director. Bancorp will give fifteen (15) days prior written notice of Termination/Cancellation.

            b. The foregoing notwithstanding, in the event of a Change of Control (defined below), Director shall be deemed to be fully vested in the Full Accumulation Value as set forth in Schedule A as if Director had served through all years as specified on Schedule A. The Full Accumulation Value shall be paid in one lump sum in the amount and when Director would otherwise have been entitled to be paid under the provisions of Paragraph 1. In the event that Director's service is not terminated coincident with a change of control so that he is not yet entitled to receive immediate payment of the Full Accumulation Value pursuant to the provisions of &1, interest shall be deemed to accrue on the Full Accumulation Value at the prime rate minus one percent from the date the benefit vests until it is paid. In addition, in the event that Director's termination occurs in connection with, in anticipation of, or following a Change of Control, Director shall be excused from and shall not be obligated to act as a consultant or be restricted in his activities as provided in Paragraph 2 of this Agreement.

              For purposes of this Agreement, Change of Control is defined as any one of the following, provided however that Change of Control shall be without the monetary assistance of the FDIC: (i) an acquisition (other than directly from Bancorp) by an individual, entity or group (excluding Bancorp or one of its employee benefit plans or an entity controlled by Bancorp's shareholders) of 20% or more of Bancorp's common stock or voting securities; (ii) a change in a majority of the current Board of Directors (excluding any persons approved by a vote of at least a majority of the Board other than in connection with an actual or threatened proxy contest); (iii) liquidation or dissolution of Bancorp or a merger, consolidation or sale of all or substantially of the Bancorp's assets ("Business Combination") other than one in which all or substantially all of Bancorp's shareholders receive 50% or more of the stock of the company resulting from the Business Combination, at least a majority of the board of directors of the resulting corporation were members of the incumbent board, and after which no person owns 20% or more of the stock of the resulting corporation who did not own such stock immediately before the Business Combination.

              For purposes of this Agreement, "in connection with" or "in anticipation of" a Change of Control with respect to subsections
              (i) and (iii) above shall mean on or after the date of an executed Letter of Intent or, if there is no written Letter of Intent, on or after the date of the first act of due diligence inspection by a potential acquiror, provided that the transaction contemplated by the Letter of Intent or due diligence inspection in fact concludes no later than eighteen (18) months after that date.
              Moreover, "following a Change of Control" shall mean Service Termination by or within 365 days of the conclusion of a Change of Control as defined above.

         8. Funding of Benefits.

            a. Bancorp reserves the absolute right in its sole and exclusive discretion either to: (i) fund by cash, insurance, or otherwise the obligation undertaken by this Agreement, or
                   (ii) not fund the obligation in advance. Should Bancorp elect to fund in advance the benefits contemplated by this Agreement in whole or in part through the median of life insurance or annuities or both, then Bancorp shall be the owner and beneficiary of the policy.

            b. Bancorp reserves the absolute right in its sole discretion to terminate such life insurance or annuities as well as any other funding program at any time in whole or in part. At no time shall the Director be deemed to have any right, title or interest or any specified asset or assets of Bancorp including but not by way of restriction any insurance annuity contract or contracts of the proceeds thereof except to those rights listed in this agreement.

            c. Any advance funding of obligations hereunder shall not in any way be considered to constitute security for the performance of the obligations of this Agreement. The obligation shall be considered to be paid from current available resources and otherwise unsecured.

            d. If Bancorp elects to purchase a life insurance policy or annuity policy on the life of the Director to fund any obligations under this Agreement, Director agrees to cooperate with the issuance of such policies to sign any and all documents which may be required for that purpose and to undergo any reasonable medical examination or test which may be necessary or otherwise required to obtain said policy(ies). Moreover, should Bancorp elect to purchase a life insurance policy or annuity policy as provided above, Director agrees to make appropriate arrangements so that Bancorp as sole beneficiary of such policy will be notified timely by Director's estate upon Director's death. Upon notification by Director's estate pursuant to this provision, Bancorp shall pay the sum of $5,000 (Notification Fee") to Director's estate or designated beneficiary which shall include a certified copy of the death certificate.

         9. General Obligation. This Agreement shall not be construed as giving Director or his beneficiary any greater rights of those of any other unsecured creditor of Bancorp.

         10.Agreement  Binding.  This Agreement shall be binding upon and insure to the benefit of the  Director  and his  personal  representatives, agents and assigns. To the extent consistent herewith, this Agreement shall inure to any successor organization of Bancorp which shall succeed to substantially all the stock of its assets in business.

         11.Beneficiaries; Election. Director reserves the right to change the name of his named primary or contingent beneficiaries by separate letter from time to time or upon properly notifying Bancorp or its successor of this document in writing as to the recipient of such benefits. Bancorp reserves the right to require a spouse's signature thereon if in the opinion of counsel, such is required.

         12.Suicide Exclusion. In the event that it is demonstrated to Bancorp's reasonable certainty that, within two (2) years of the Commencement Date, Director has taken his own life, any and all amounts unpaid under this Agreement shall be deemed to have lapsed and shall be terminated prior to any vesting. In such event, Bancorp shall have no liability to Director or any persons which otherwise would be entitled to benefits under this Agreement.

         13.Miscellaneous. The provisions of this agreement shall be severable from each other. In the event that a court should declare any provision unenforceable, the remaining provisions of the agreement shall continue to be binding and enforceable. This agreement shall be construed under the laws of the State of California. Venue shall be appropriate wherever allowed by law and in the County of Nevada (Truckee Session). This Agreement represents the final expression of the parties and may be modified only in writing. This Agreement may be executed in counterparts.

         14.Attorneys Fees. In the event either party employs an attorney to enforce any of the provisions hereof, or for the purpose of declaring the effect of a provisions which interpretation it contests, the prevailing party shall be entitled to reasonable attorney fees



    Agreed and accepted this 26th day of September, 1996.


DIRECTOR                           SIERRAWEST BANCORP


By:/s/ Jack V. Leonesio            By:/s/ W. T. Fike
   --------------------               ---------------
Director                           President

                                   By:/s/ A. Morgan Jones
                                      -------------------
                                    Secretary


SIERRAWEST BANCORP
SALARY CONTINUATION PLAN
CALCULATION OF ANNUAL CONTRIBUTION

Jack Leonesio- Director benefit

Date of Retirement................05.01.2003
Plan Commencement.................05.01.1988
Retirement Benefit................$4,000 per year for 15 years
Discount Rate.....................10 percent
Years to Accrue...................15 years



                                             SCHEDULE A            SCHEDULE B
                              Accrual        Cash benefit          Annual
                              Per year       Accumulated           benefit
1988.......................   616              616                   N/A
1989....................... 1,005            1,621                   N/A
1990....................... 1,110            2,731                   N/A
1991....................... 1,226            3,957                   N/A
1992....................... 1,355            5,312                   N/A
1993....................... 1,497            6,809                   878
1994....................... 1,653            8,462                 1,091
1995....................... 1,827           10,289                 1,327
1996....................... 2,018           12,307                 1,587
1997....................... 2,229           14,536                 1,875
1998....................... 2,463           16,999                 2,192
1999....................... 2,720           19,719                 2,543
2000....................... 3,005           22,724                 2,930
2001....................... 3,320           26,044                 3,359
2002....................... 3,668           29,712                 3,832
2003....................... 1,306           31,018                 4,000

                         ---------
        TOTAL NEEDED     $ 31,018
                         NPV $4K/Yr.
                         =========


                                  EXHIBIT 10.10

                         DIRECTOR'S AMENDED AND RESTATED
                         PAYMENT CONTINUATION AGREEMENT

      This Amended and Restated Agreement is between and among SierraWest Bancorp (formerly known as Sierra Tahoe Bancorp, hereinafter "Bancorp"), a California corporation and Thomas M. Watson ("Director"), shall be effective as of June 27, 1996, and is intended to and shall replace all prior agreements between the parties relating to the subject matter hereof, except as specifically otherwise provided herein.

                                    RECITALS

         WHEREAS, Bancorp continues to deem Director's future counsel and advice to be valuable to it by virtue of Director's past experience as a director of Bancorp and/or Sierra Bank of Nevada ("Bank"); and

         WHEREAS, Bancorp desires to engage Director as a consultant and advisor to Bancorp from time to time after termination of Director's active service as a director ("Service Termination"); and

         WHEREAS, the parties desire to replace their existing agreement dated May 1, 1988 with this Agreement in its entirety

         NOW THEREFORE, Bancorp and Director mutually agree as:

         1. Benefit Granted.

            a. Continuous Service. If Director maintains his service to Bancorp as a Director continuously for five (5) years from May 1, 1988 ("Commencement Date"), and at any time thereafter resigns, is not reelected, is not reappointed or is terminated from service as a director for any reason other than Cause (defined below), he shall be entitled to receive the appropriate vested benefit as set forth in Schedule A attached hereto and incorporated herein ("Service Benefit"). The Service Benefit vests according to the schedule as set forth in Schedule A, is determined by completed year of service calculated from the Commencement Date up to a maximum benefit at fifteen (15) years, and is paid following termination of service as Director, either in a lump sum or in installments as hereinafter provided, in consideration for Director's agreement to act as a consultant for Bancorp as set forth in Paragraph 2.

                   For purposes of this Agreement, "Cause" whenever used shall mean any one of the following: gross misconduct; conviction of a felony by any criminal tribunal; willful and continuing failure to substantially perform his duties as a director after delivery of written demand, signed by a majority of the Board of Directors, identifying the substantial failure to perform; or willful conduct that results in Director's gain or personal enrichment at the expense of Bancorp.

            b. Early Termination From Service. In the event Director leaves service as a director, whether voluntarily or for any reason other than termination for cause, before the expiration of five years of continuous service but after one year of service, Director shall be eligible for 20% of the benefit as set forth in Schedule A for each year of completed service (so that as of the first year of completed service Director is eligible for 20% of the vested one year benefit as reflected on Schedule A, 40% of the vested two year benefit as of the second year of completed service, and so forth.) Payment of a Service Benefit resulting from Early Termination will be made only in a lump sum.

            c. Option to Pay Benefits In Installments; Election Date. In lieu of receiving a lump sum payment of the Service Benefit, Director may elect, provided that he has served at least five (5) years and provided further that such election is made at least two (2) years prior to Service Termination, to receive the benefit in installment payments rather than a lump sum. Monthly installments shall begin ninety (90) days after Service Termination. If Director has served at least 15 years, installment payments shall equal $4,000 annually for a period of fifteen (15) years, payable in one hundred eighty (180) equal monthly installments. If Director has served at least five (5) years but less than 15 years of continuous service, such installments shall equal that pro-rata share of Four Thousand Dollars per annum as the vested accumulated benefit bears to the total accumulated benefit described in Schedule A as "TOTAL NEEDED." The appropriate monthly benefit is set forth in Schedule B. This amount is also payable in one hundred eight (180) equal monthly installments. There is no installment option if service is terminated prior to five (5) years of continuous service. Should Director pass away during any installment payout period, appropriate installments will be paid to those persons designated by Director to receive such benefit or as otherwise directed by the qualified representative of Director's estate.

            d. Health Care Benefits. In addition to the benefits set forth above, in the event of Service Termination at any time and for any reason other than Cause, Director shall be eligible to continue coverage, at his election and expense, under Bancorp's group health plan as it exists at the time of Service Termination or as it may be modified from time to time. Director may elect to retain, increase or decrease the coverage as it existed at the time of Service Termination. Premiums for such coverage, both for individual and dependent coverage as appropriate, shall be at the rates charged as if Director had remained a director in active service. If Director has elected monthly benefit installment payments pursuant to 1(c) above, he may also elect to have the monthly health benefit premium charges deducted from those monthly benefit installment payments.

         2. Consultant Obligation.

            a. Upon Service Termination Director agrees to make himself available for a five (5) year term to the management of Bancorp and its subsidiaries, its various boards of directors and other specified individuals that management or the board may designate for the purpose of advising and consulting with those individuals on behalf of Bancorp and its subsidiaries. Director agrees that he will devote as much time as is necessary and required by Bancorp, but not to exceed twenty (20) hours per month, at an hourly fee of one hundred fifty dollars ($150.00). It is expressly understood that the compensation paid in the prior sentence is in addition to the benefit paid pursuant to Paragraph 1 above, and is paid in consideration for the services of Director as a consultant and advisor to Bancorp at Bancorp's request.

            b. Bancorp shall reimburse Director for his reasonable and necessary travel and expenses incurred in such consulting or advisory work. In the event Director is not residing in the community where Bancorp's principal offices are located, Bancorp agrees to reimburse Director for all reasonable travel and expenses incurred by Director. Director agrees that during his engagement he will keep himself informed concerning the affairs of Bancorp and its subsidiaries by reviewing annual or periodic reports and other data supplied to Director by Bancorp. Director agrees to review these items without charge to Bancorp.

         3. Independent Contractor. The status of Director when engaged as a consultant and contemplated by this Agreement shall be that of Independent Contractor.

         4. Death Benefit for Director. In the event Director should die while actively serving as director at any time, Bancorp will pay $4,000 per year to Director's surviving spouse or designated nominee or beneficiary. Such death benefit is payable on a monthly basis for a period of one hundred and eighty (180) months.

         5. Inability to Transfer Benefits. Neither the Director, the spouse, or any other beneficiary under this agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, or in any way exercise any control or right over vested benefits granted under this Agreement. None of said benefits shall be subject to seizure for the payments of any debts, judgments, alimony or separate maintenance which may be owed by the Director or his beneficiary or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Director or any beneficiary attempts an assignment, computation, hypothecation, transfer or disposal of the benefit hereunder, Bancorp's responsibilities, liabilities, and obligations shall forthwith immediately cease and terminate as to any unvested benefits and this Agreement shall be deemed to terminate as set forth in paragraph 7(a) below.

         6. Nothing contained in this agreement shall be construed to alter, abridge or in any manner affect the rights and privileges of the Director to participate in and be covered by any pension profit sharing group insurance bonus or similar employment benefits which Bancorp may now have or hereafter adopt for which Director may be determined to be eligible.

         7. Benefits Not Accumulated; Cancellation; Notice.

            a. Except as otherwise set forth herein, Bancorp reserves the right to cancel the Payment Continuation Program and/or to terminate this Agreement ("Termination/Cancellation") at any time and for any reason as to any benefits not yet vested, in its sole and absolute discretion; provided however that Director shall be entitled to the vested amount set forth on Schedule A attached hereto as determined by the date the termination/cancellation occurs. In the event of Termination/Cancellation, the vested amounts will be paid in one lump sum at the time of Director's termination from office as Director. Bancorp will give fifteen (15) days prior written notice of Termination/Cancellation.

            b. The foregoing notwithstanding, in the event of a Change of Control (defined below), Director shall be deemed to be fully vested in the Full Accumulation Value as set forth in Schedule A as if Director had served through all years as specified on Schedule A. The Full Accumulation Value shall be paid in one lump sum in the amount and when Director would otherwise have been entitled to be paid under the provisions of Paragraph 1. In the event that Director's service is not terminated coincident with a change of control so that he is not yet entitled to receive immediate payment of the Full Accumulation Value pursuant to the provisions of &1, interest shall be deemed to accrue on the Full Accumulation Value at the prime rate minus one percent from the date the benefit vests until it is paid. In addition, in the event that Director's termination occurs in connection with, in anticipation of, or following a Change of Control, Director shall be excused from and shall not be obligated to act as a consultant or be restricted in his activities as provided in Paragraph 2 of this Agreement.

              For purposes of this Agreement, Change of Control is defined as any one of the following, provided however that Change of Control shall be without the monetary assistance of the FDIC: (i) an acquisition (other than directly from Bancorp) by an individual, entity or group (excluding Bancorp or one of its employee benefit plans or an entity controlled by Bancorp's shareholders) of 20% or more of Bancorp's common stock or voting securities; (ii) a change in a majority of the current Board of Directors (excluding any persons approved by a vote of at least a majority of the Board other than in connection with an actual or threatened proxy contest); (iii) liquidation or dissolution of Bancorp or a merger, consolidation or sale of all or substantially of the Bancorp's assets ("Business Combination") other than one in which all or substantially all of Bancorp's shareholders receive 50% or more of the stock of the company resulting from the Business Combination, at least a majority of the board of directors of the resulting corporation were members of the incumbent board, and after which no person owns 20% or more of the stock of the resulting corporation who did not own such stock immediately before the Business Combination.

              For purposes of this Agreement, "in connection with" or "in anticipation of" a Change of Control with respect to subsections
              (i) and (iii) above shall mean on or after the date of an executed Letter of Intent or, if there is no written Letter of Intent, on or after the date of the first act of due diligence inspection by a potential acquiror, provided that the transaction contemplated by the Letter of Intent or due diligence inspection in fact concludes no later than eighteen (18) months after that date.
              Moreover, "following a Change of Control" shall mean Service Termination by or within 365 days of the conclusion of a Change of Control as defined above.

         8. Funding of Benefits.

            a. Bancorp reserves the absolute right in its sole and exclusive discretion either to: (i) fund by cash, insurance, or otherwise the obligation undertaken by this Agreement, or
                   (ii) not fund the obligation in advance. Should Bancorp elect to fund in advance the benefits contemplated by this Agreement in whole or in part through the median of life insurance or annuities or both, then Bancorp shall be the owner and beneficiary of the policy.

            b. Bancorp reserves the absolute right in its sole discretion to terminate such life insurance or annuities as well as any other funding program at any time in whole or in part. At no time shall the Director be deemed to have any right, title or interest or any specified asset or assets of Bancorp including but not by way of restriction any insurance annuity contract or contracts of the proceeds thereof except to those rights listed in this agreement.

            c. Any advance funding of obligations hereunder shall not in any way be considered to constitute security for the performance of the obligations of this Agreement. The obligation shall be considered to be paid from current available resources and otherwise unsecured.

            d. If Bancorp elects to purchase a life insurance policy or annuity policy on the life of the Director to fund any obligations under this Agreement, Director agrees to cooperate with the issuance of such policies to sign any and all documents which may be required for that purpose and to undergo any reasonable medical examination or test which may be necessary or otherwise required to obtain said policy(ies). Moreover, should Bancorp elect to purchase a life insurance policy or annuity policy as provided above, Director agrees to make appropriate arrangements so that Bancorp as sole beneficiary of such policy will be notified timely by Director's estate upon Director's death. Upon notification by Director's estate pursuant to this provision, Bancorp shall pay the sum of $5,000 (Notification Fee") to Director's estate or designated beneficiary which shall include a certified copy of the death certificate.

         9. General Obligation. This Agreement shall not be construed as giving Director or his beneficiary any greater rights of those of any other unsecured creditor of Bancorp.

         10.Agreement  Binding.  This Agreement shall be binding upon and insure to the benefit of the  Director  and his  personal  representatives, agents and assigns. To the extent consistent herewith, this Agreement shall inure to any successor organization of Bancorp which shall succeed to substantially all the stock of its assets in business.

         11.Beneficiaries; Election. Director reserves the right to change the name of his named primary or contingent beneficiaries by separate letter from time to time or upon properly notifying Bancorp or its successor of this document in writing as to the recipient of such benefits. Bancorp reserves the right to require a spouse's signature thereon if in the opinion of counsel, such is required.

         12.Suicide Exclusion. In the event that it is demonstrated to Bancorp's reasonable certainty that, within two (2) years of the Commencement Date, Director has taken his own life, any and all amounts unpaid under this Agreement shall be deemed to have lapsed and shall be terminated prior to any vesting. In such event, Bancorp shall have no liability to Director or any persons which otherwise would be entitled to benefits under this Agreement.

         13.Miscellaneous. The provisions of this agreement shall be severable from each other. In the event that a court should declare any provision unenforceable, the remaining provisions of the agreement shall continue to be binding and enforceable. This agreement shall be construed under the laws of the State of California. Venue shall be appropriate wherever allowed by law and in the County of Nevada (Truckee Session). This Agreement represents the final expression of the parties and may be modified only in writing. This Agreement may be executed in counterparts.

         14.Attorneys Fees. In the event either party employs an attorney to enforce any of the provisions hereof, or for the purpose of declaring the effect of a provisions which interpretation it contests, the prevailing party shall be entitled to reasonable attorney fees



    Agreed and accepted this 26th day of September, 1996.


DIRECTOR                                SIERRAWEST BANCORP


By:/s/ Thomas Watson                    By:/s/ W.T. Fike
   -----------------                       -------------
Director                                President

                                        By:/s/ A. Morgan Jones
                                           -------------------
                                        Secretary


SIERRAWEST BANCORP
SALARY CONTINUATION PLAN
CALCULATION OF ANNUAL CONTRIBUTION

Thomas Watson - Director benefit

Date of Retirement................05.01.2003
Plan Commencement.................05.01.1988
Retirement Benefit................$4,000 per year for 15 years
Discount Rate.....................10 percent
Years to Accrue...................15 years



                                             SCHEDULE A            SCHEDULE B
                              Accrual        Cash benefit          Annual
                              Per year       Accumulated           benefit
1988.......................   616              616                   N/A
1989....................... 1,005            1,621                   N/A
1990....................... 1,110            2,731                   N/A
1991....................... 1,226            3,957                   N/A
1992....................... 1,355            5,312                   N/A
1993....................... 1,497            6,809                   878
1994....................... 1,653            8,462                 1,091
1995....................... 1,827           10,289                 1,327
1996....................... 2,018           12,307                 1,587
1997....................... 2,229           14,536                 1,875
1998....................... 2,463           16,999                 2,192
1999....................... 2,720           19,719                 2,543
2000....................... 3,005           22,724                 2,930
2001....................... 3,320           26,044                 3,359
2002....................... 3,668           29,712                 3,832
2003....................... 1,306           31,018                 4,000

                         --------
         TOTAL NEEDED    $ 31,018
                         NPV $4K/Yr.
                         ========


                                  EXHIBIT 10.11

                         DIRECTOR'S AMENDED AND RESTATED
                         PAYMENT CONTINUATION AGREEMENT

    This Amended and Restated Agreement is between and among SierraWest Bancorp (formerly known as Sierra Tahoe Bancorp, hereinafter "Bancorp"), a California corporation and David W. Clark ("Director"), shall be effective as of June 27, 1996, and is intended to and shall replace all prior agreements between the parties relating to the subject matter hereof, except as specifically otherwise provided herein.

                                    RECITALS

         WHEREAS, Bancorp continues to deem Director's future counsel and advice to be valuable to it by virtue of Director's past experience as a director of Bancorp and/or Sierra Bank of Nevada ("Bank"); and

         WHEREAS, Bancorp desires to engage Director as a consultant and advisor to Bancorp from time to time after termination of Director's active service as a director ("Service Termination"); and

         WHEREAS, the parties desire to replace their existing agreement dated October 29, 1990 with this Agreement in its entirety

         NOW THEREFORE, Bancorp and Director mutually agree as:

         1. Benefit Granted.

            a. Continuous Service. If Director maintains his service to Bancorp as a Director continuously for five (5) years from October 29, 1990 ("Commencement Date"), and at any time thereafter resigns, is not reelected, is not reappointed or is terminated from service as a director for any reason other than Cause (defined below), he shall be entitled to receive the appropriate vested benefit as set forth in Schedule A attached hereto and incorporated herein ("Service Benefit"). The Service Benefit vests according to the schedule as set forth in Schedule A, is determined by completed year of service calculated from the Commencement Date up to a maximum benefit at fifteen (15) years, and is paid following termination of service as Director, either in a lump sum or in installments as hereinafter provided, in consideration for Director's agreement to act as a consultant for Bancorp as set forth in Paragraph 2.

                   For purposes of this Agreement, "Cause" whenever used shall mean any one of the following: gross misconduct; conviction of a felony by any criminal tribunal; willful and continuing failure to substantially perform his duties as a director after delivery of written demand, signed by a majority of the Board of Directors, identifying the substantial failure to perform; or willful conduct that results in Director's gain or personal enrichment at the expense of Bancorp.

            b. Early Termination From Service. In the event Director leaves service as a director, whether voluntarily or for any reason other than termination for cause, before the expiration of five years of continuous service but after one year of service, Director shall be eligible for 20% of the benefit as set forth in Schedule A for each year of completed service (so that as of the first year of completed service Director is eligible for 20% of the vested one year benefit as reflected on Schedule A, 40% of the vested two year benefit as of the second year of completed service, and so forth.) Payment of a Service Benefit resulting from Early Termination will be made only in a lump sum.

            c. Option to Pay Benefits In Installments; Election Date. In lieu of receiving a lump sum payment of the Service Benefit, Director may elect, provided that he has served at least five (5) years and provided further that such election is made at least two (2) years prior to Service Termination, to receive the benefit in installment payments rather than a lump sum. Monthly installments shall begin ninety (90) days after Service Termination. If Director has served at least 15 years, installment payments shall equal $4,000 annually for a period of fifteen (15) years, payable in one hundred eighty (180) equal monthly installments. If Director has served at least five (5) years but less than 15 years of continuous service, such installments shall equal that pro-rata share of Four Thousand Dollars per annum as the vested accumulated benefit bears to the total accumulated benefit described in Schedule A as "TOTAL NEEDED." The appropriate monthly benefit is set forth in Schedule B. This amount is also payable in one hundred eight (180) equal monthly installments. There is no installment option if service is terminated prior to five (5) years of continuous service. Should Director pass away during any installment payout period, appropriate installments will be paid to those persons designated by Director to receive such benefit or as otherwise directed by the qualified representative of Director's estate.

            d. Health Care Benefits. In addition to the benefits set forth above, in the event of Service Termination at any time and for any reason other than Cause, Director shall be eligible to continue coverage, at his election and expense, under Bancorp's group health plan as it exists at the time of Service Termination or as it may be modified from time to time. Director may elect to retain, increase or decrease the coverage as it existed at the time of Service Termination. Premiums for such coverage, both for individual and dependent coverage as appropriate, shall be at the rates charged as if Director had remained a director in active service. If Director has elected monthly benefit installment payments pursuant to 1(c) above, he may also elect to have the monthly health benefit premium charges deducted from those monthly benefit installment payments.

         2. Consultant Obligation.

            a. Upon Service Termination Director agrees to make himself available for a five (5) year term to the management of Bancorp and its subsidiaries, its various boards of directors and other specified individuals that management or the board may designate for the purpose of advising and consulting with those individuals on behalf of Bancorp and its subsidiaries. Director agrees that he will devote as much time as is necessary and required by Bancorp, but not to exceed twenty (20) hours per month, at an hourly fee of one hundred fifty dollars ($150.00). It is expressly understood that the compensation paid in the prior sentence is in addition to the benefit paid pursuant to Paragraph 1 above, and is paid in consideration for the services of Director as a consultant and advisor to Bancorp at Bancorp's request.

            b. Bancorp shall reimburse Director for his reasonable and necessary travel and expenses incurred in such consulting or advisory work. In the event Director is not residing in the community where Bancorp's principal offices are located, Bancorp agrees to reimburse Director for all reasonable travel and expenses incurred by Director. Director agrees that during his engagement he will keep himself informed concerning the affairs of Bancorp and its subsidiaries by reviewing annual or periodic reports and other data supplied to Director by Bancorp. Director agrees to review these items without charge to Bancorp.

         3. Independent Contractor. The status of Director when engaged as a consultant and contemplated by this Agreement shall be that of Independent Contractor.

         4. Death Benefit for Director. In the event Director should die while actively serving as director at any time, Bancorp will pay $4,000 per year to Director's surviving spouse or designated nominee or beneficiary. Such death benefit is payable on a monthly basis for a period of one hundred and eighty (180) months.

         5. Inability to Transfer Benefits. Neither the Director, the spouse, or any other beneficiary under this agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, or in any way exercise any control or right over vested benefits granted under this Agreement. None of said benefits shall be subject to seizure for the payments of any debts, judgments, alimony or separate maintenance which may be owed by the Director or his beneficiary or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Director or any beneficiary attempts an assignment, computation, hypothecation, transfer or disposal of the benefit hereunder, Bancorp's responsibilities, liabilities, and obligations shall forthwith immediately cease and terminate as to any unvested benefits and this Agreement shall be deemed to terminate as set forth in paragraph 7(a) below.

         6. Nothing contained in this agreement shall be construed to alter, abridge or in any manner affect the rights and privileges of the Director to participate in and be covered by any pension profit sharing group insurance bonus or similar employment benefits which Bancorp may now have or hereafter adopt for which Director may be determined to be eligible.

         7. Benefits Not Accumulated; Cancellation; Notice.

            a. Except as otherwise set forth herein, Bancorp reserves the right to cancel the Payment Continuation Program and/or to terminate this Agreement ("Termination/Cancellation") at any time and for any reason as to any benefits not yet vested, in its sole and absolute discretion; provided however that Director shall be entitled to the vested amount set forth on Schedule A attached hereto as determined by the date the termination/cancellation occurs. In the event of Termination/Cancellation, the vested amounts will be paid in one lump sum at the time of Director's termination from office as Director. Bancorp will give fifteen (15) days prior written notice of Termination/Cancellation.

            b. The foregoing notwithstanding, in the event of a Change of Control (defined below), Director shall be deemed to be fully vested in the Full Accumulation Value as set forth in Schedule A as if Director had served through all years as specified on Schedule A. The Full Accumulation Value shall be paid in one lump sum in the amount and when Director would otherwise have been entitled to be paid under the provisions of Paragraph 1. In the event that Director's service is not terminated coincident with a change of control so that he is not yet entitled to receive immediate payment of the Full Accumulation Value pursuant to the provisions of &1, interest shall be deemed to accrue on the Full Accumulation Value at the prime rate minus one percent from the date the benefit vests until it is paid. In addition, in the event that Director's termination occurs in connection with, in anticipation of, or following a Change of Control, Director shall be excused from and shall not be obligated to act as a consultant or be restricted in his activities as provided in Paragraph 2 of this Agreement.

              For purposes of this Agreement, Change of Control is defined as any one of the following, provided however that Change of Control shall be without the monetary assistance of the FDIC: (i) an acquisition (other than directly from Bancorp) by an individual, entity or group (excluding Bancorp or one of its employee benefit plans or an entity controlled by Bancorp's shareholders) of 20% or more of Bancorp's common stock or voting securities; (ii) a change in a majority of the current Board of Directors (excluding any persons approved by a vote of at least a majority of the Board other than in connection with an actual or threatened proxy contest); (iii) liquidation or dissolution of Bancorp or a merger, consolidation or sale of all or substantially of the Bancorp's assets ("Business Combination") other than one in which all or substantially all of Bancorp's shareholders receive 50% or more of the stock of the company resulting from the Business Combination, at least a majority of the board of directors of the resulting corporation were members of the incumbent board, and after which no person owns 20% or more of the stock of the resulting corporation who did not own such stock immediately before the Business Combination.

              For purposes of this Agreement, "in connection with" or "in anticipation of" a Change of Control with respect to subsections
              (i) and (iii) above shall mean on or after the date of an executed Letter of Intent or, if there is no written Letter of Intent, on or after the date of the first act of due diligence inspection by a potential acquiror, provided that the transaction contemplated by the Letter of Intent or due diligence inspection in fact concludes no later than eighteen (18) months after that date.
              Moreover, "following a Change of Control" shall mean Service Termination by or within 365 days of the conclusion of a Change of Control as defined above.

         8. Funding of Benefits.

            a. Bancorp reserves the absolute right in its sole and exclusive discretion either to: (i) fund by cash, insurance, or otherwise the obligation undertaken by this Agreement, or
                   (ii) not fund the obligation in advance. Should Bancorp elect to fund in advance the benefits contemplated by this Agreement in whole or in part through the median of life insurance or annuities or both, then Bancorp shall be the owner and beneficiary of the policy.

            b. Bancorp reserves the absolute right in its sole discretion to terminate such life insurance or annuities as well as any other funding program at any time in whole or in part. At no time shall the Director be deemed to have any right, title or interest or any specified asset or assets of Bancorp including but not by way of restriction any insurance annuity contract or contracts of the proceeds thereof except to those rights listed in this agreement.

            c. Any advance funding of obligations hereunder shall not in any way be considered to constitute security for the performance of the obligations of this Agreement. The obligation shall be considered to be paid from current available resources and otherwise unsecured.

            d. If Bancorp elects to purchase a life insurance policy or annuity policy on the life of the Director to fund any obligations under this Agreement, Director agrees to cooperate with the issuance of such policies to sign any and all documents which may be required for that purpose and to undergo any reasonable medical examination or test which may be necessary or otherwise required to obtain said policy(ies). Moreover, should Bancorp elect to purchase a life insurance policy or annuity policy as provided above, Director agrees to make appropriate arrangements so that Bancorp as sole beneficiary of such policy will be notified timely by Director's estate upon Director's death. Upon notification by Director's estate pursuant to this provision, Bancorp shall pay the sum of $5,000 (Notification Fee") to Director's estate or designated beneficiary which shall include a certified copy of the death certificate.

         9. General Obligation. This Agreement shall not be construed as giving Director or his beneficiary any greater rights of those of any other unsecured creditor of Bancorp.

         10.Agreement  Binding.  This Agreement shall be binding upon and insure to the benefit of the  Director  and his  personal  representatives, agents and assigns. To the extent consistent herewith, this Agreement shall inure to any successor organization of Bancorp which shall succeed to substantially all the stock of its assets in business.

         11.Beneficiaries; Election. Director reserves the right to change the name of his named primary or contingent beneficiaries by separate letter from time to time or upon properly notifying Bancorp or its successor of this document in writing as to the recipient of such benefits. Bancorp reserves the right to require a spouse's signature thereon if in the opinion of counsel, such is required.

         12.Suicide Exclusion. In the event that it is demonstrated to Bancorp's reasonable certainty that, within two (2) years of the Commencement Date, Director has taken his own life, any and all amounts unpaid under this Agreement shall be deemed to have lapsed and shall be terminated prior to any vesting. In such event, Bancorp shall have no liability to Director or any persons which otherwise would be entitled to benefits under this Agreement.

         13.Miscellaneous. The provisions of this agreement shall be severable from each other. In the event that a court should declare any provision unenforceable, the remaining provisions of the agreement shall continue to be binding and enforceable. This agreement shall be construed under the laws of the State of California. Venue shall be appropriate wherever allowed by law and in the County of Nevada (Truckee Session). This Agreement represents the final expression of the parties and may be modified only in writing. This Agreement may be executed in counterparts.

         14.Attorneys Fees. In the event either party employs an attorney to enforce any of the provisions hereof, or for the purpose of declaring the effect of a provisions which interpretation it contests, the prevailing party shall be entitled to reasonable attorney fees



    Agreed and accepted this 26th day of September, 1996.

DIRECTOR                           SIERRAWEST BANCORP


By:/s/ David W. Clark              By:/s/ W. T. Fike
   ------------------                 ---------------
Director                           President


                                   By:/s/ A. Morgan Jones
                                      -------------------
                                   Secretary


SIERRAWEST BANCORP
SALARY CONTINUATION PLAN
CALCULATION OF ANNUAL CONTRIBUTION

Dave Clark - Director benefit

Date of Retirement................05.01.2003
Plan Commencement.................05.01.1988
Retirement Benefit................$4,000 per year for 15 years
Discount Rate.....................10 percent
Years to Accrue...................15 years



                                             SCHEDULE A            SCHEDULE B
                              Accrual        Cash benefit          Annual
                              Per year       Accumulated           benefit
1988.......................   616              616                   N/A
1989....................... 1,005            1,621                   N/A
1990....................... 1,110            2,731                   N/A
1991....................... 1,226            3,957                   N/A
1992....................... 1,355            5,312                   N/A
1993....................... 1,497            6,809                   878
1994....................... 1,653            8,462                 1,091
1995....................... 1,827           10,289                 1,327
1996....................... 2,018           12,307                 1,587
1997....................... 2,229           14,536                 1,875
1998....................... 2,463           16,999                 2,192
1999....................... 2,720           19,719                 2,543
2000....................... 3,005           22,724                 2,930
2001....................... 3,320           26,044                 3,359
2002....................... 3,668           29,712                 3,832
2003....................... 1,306           31,018                 4,000

                         ---------
     TOTAL NEEDED        $ 31,018
                         NPV $4K/Yr.
                         =========


                                  EXHIBIT 10.12

                                   DIRECTOR'S
                         PAYMENT CONTINUATION AGREEMENT

      This Agreement is by and between SierraWest Bancorp (formerly known as Sierra Tahoe Bancorp, hereinafter "Bancorp"), a California corporation and Richard S. Gaston ("Director"), shall be effective as of June 27, 1996, and is intended to and shall replace all prior agreements between the parties relating to the subject matter hereof, except as specifically otherwise provided herein.

                                    RECITALS

         WHEREAS, Bancorp continues to deem Director's future counsel and advice to be valuable to it by virtue of Director's past experience as a director of Bancorp and/or Sierra Bank of Nevada ("Bank"); and

         WHEREAS, Bancorp desires to engage Director as a consultant and advisor to Bancorp from time to time after termination of Director's active service as a director ("Service Termination"); and

         NOW THEREFORE, Bancorp and Director mutually agree as:

         1. Benefit Granted.

            a. Continuous Service. If Director maintains his service to Bancorp as a Director continuously for five (5) years from December 20, 1995, ("Commencement Date"), and at any time thereafter resigns, is not reelected, is not reappointed or is terminated from service as a director for any reason other than Cause (defined below), he shall be entitled to receive the appropriate vested benefit as set forth in Schedule A attached hereto and incorporated herein ("Service Benefit"). The Service Benefit vests according to the schedule as set forth in Schedule A, is determined by completed year of service calculated from the Commencement Date up to a maximum benefit at fifteen (15) years, and is paid following termination of service as Director, either in a lump sum or in installments as hereinafter provided, in consideration for Director's agreement to act as a consultant for Bancorp as set forth in Paragraph 2.

                   For purposes of this Agreement, "Cause" whenever used shall mean any one of the following: gross misconduct; conviction of a felony by any criminal tribunal; willful and continuing failure to substantially perform his duties as a director after delivery of written demand, signed by a majority of the Board of Directors, identifying the substantial failure to perform; or willful conduct that results in Director's gain or personal enrichment at the expense of Bancorp.

            b. Early Termination From Service. In the event Director leaves service as a director, whether voluntarily or for any reason other than termination for cause, before the expiration of five years of continuous service but after one year of service, Director shall be eligible for 20% of the benefit as set forth in Schedule A for each year of completed service (so that as of the first year of completed service Director is eligible for 20% of the vested one year benefit as reflected on Schedule A, 40% of the vested two year benefit as of the second year of completed service, and so forth.) Payment of a Service Benefit resulting from Early Termination will be made only in a lump sum.

            c. Option to Pay Benefits In Installments; Election Date. In lieu of receiving a lump sum payment of the Service Benefit, Director may elect, provided that he has served at least five (5) years and provided further that such election is made at least two (2) years prior to Service Termination, to receive the benefit in installment payments rather than a lump sum. Monthly installments shall begin ninety (90) days after Service Termination. If Director has served at least 15 years, installment payments shall equal $4,000 annually for a period of fifteen (15) years, payable in one hundred eighty (180) equal monthly installments. If Director has served at least five (5) years but less than 15 years of continuous service, such installments shall equal that pro-rata share of Four Thousand Dollars per annum as the vested accumulated benefit bears to the total accumulated benefit described in Schedule A as "TOTAL NEEDED." The appropriate monthly benefit is set forth in Schedule B. This amount is also payable in one hundred eight (180) equal monthly installments. There is no installment option if service is terminated prior to five (5) years of continuous service. Should Director pass away during any installment payout period, appropriate installments will be paid to those persons designated by Director to receive such benefit or as otherwise directed by the qualified representative of Director's estate.

            d. Health Care Benefits. In addition to the benefits set forth above, in the event of Service Termination at any time and for any reason other than Cause, Director shall be eligible to continue coverage, at his election and expense, under Bancorp's group health plan as it exists at the time of Service Termination or as it may be modified from time to time. Director may elect to retain, increase or decrease the coverage as it existed at the time of Service Termination. Premiums for such coverage, both for individual and dependent coverage as appropriate, shall be at the rates charged as if Director had remained a director in active service. If Director has elected monthly benefit installment payments pursuant to 1(c) above, he may also elect to have the monthly health benefit premium charges deducted from those monthly benefit installment payments.

         2. Consultant Obligation.

            a. Upon Service Termination Director agrees to make himself available for a five (5) year term to the management of Bancorp and its subsidiaries, its various boards of directors and other specified individuals that management or the board may designate for the purpose of advising and consulting with those individuals on behalf of Bancorp and its subsidiaries. Director agrees that he will devote as much time as is necessary and required by Bancorp, but not to exceed twenty (20) hours per month, at an hourly fee of one hundred fifty dollars ($150.00). It is expressly understood that the compensation paid in the prior sentence is in addition to the benefit paid pursuant to Paragraph 1 above, and is paid in consideration for the services of Director as a consultant and advisor to Bancorp at Bancorp's request.

            b. Bancorp shall reimburse Director for his reasonable and necessary travel and expenses incurred in such consulting or advisory work. In the event Director is not residing in the community where Bancorp's principal offices are located, Bancorp agrees to reimburse Director for all reasonable travel and expenses incurred by Director. Director agrees that during his engagement he will keep himself informed concerning the affairs of Bancorp and its subsidiaries by reviewing annual or periodic reports and other data supplied to Director by Bancorp. Director agrees to review these items without charge to Bancorp.

         3. Independent Contractor. The status of Director when engaged as a consultant and contemplated by this Agreement shall be that of Independent Contractor.

         4. Death Benefit for Director. In the event Director should die while actively serving as director at any time, Bancorp will pay $4,000 per year to Director's surviving spouse or designated nominee or beneficiary. Such death benefit is payable on a monthly basis for a period of one hundred and eighty (180) months.

         5. Inability to Transfer Benefits. Neither the Director, the spouse, or any other beneficiary under this agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, or in any way exercise any control or right over vested benefits granted under this Agreement. None of said benefits shall be subject to seizure for the payments of any debts, judgments, alimony or separate maintenance which may be owed by the Director or his beneficiary or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Director or any beneficiary attempts an assignment, computation, hypothecation, transfer or disposal of the benefit hereunder, Bancorp's responsibilities, liabilities, and obligations shall forthwith immediately cease and terminate as to any unvested benefits and this Agreement shall be deemed to terminate as set forth in paragraph 7(a) below.

         6. Nothing contained in this agreement shall be construed to alter, abridge or in any manner affect the rights and privileges of the Director to participate in and be covered by any pension profit sharing group insurance bonus or similar employment benefits which Bancorp may now have or hereafter adopt for which Director may be determined to be eligible.

         7. Benefits Not Accumulated; Cancellation; Notice.

              a. Except as otherwise set forth herein, Bancorp reserves the right to cancel the Payment Continuation Program and/or to terminate this Agreement ("Termination/Cancellation") at any time and for any reason as to any benefits not yet vested, in its sole and absolute discretion; provided however that Director shall be entitled to the vested amount set forth on Schedule A attached hereto as determined by the date the termination /cancellation occurs. In the event of Termination/Cancellation, the vested amounts will be paid in one lump sum at the time of Director's termination from office as Director. Bancorp will give fifteen (15) days prior written notice of Termination/Cancellation.

              b. The foregoing notwithstanding, in the event of a Change of Control (defined below), Director shall be deemed to be fully vested in the Full Accumulation Value as set forth in Schedule A as if Director had served through all years as specified on Schedule A. The Full Accumulation Value shall be paid in one lump sum in the amount and when Director would otherwise have been entitled to be paid under the provisions of Paragraph 1. In the event that Director's service is not terminated coincident with a change of control so that he is not yet entitled to receive immediate payment of the Full Accumulation Value pursuant to the provisions of &1, interest shall be deemed to accrue on the Full Accumulation Value at the prime rate minus one percent from the date the benefit vests until it is paid. In addition, in the event that Director's termination occurs in connection with, in anticipation of, or following a Change of Control, Director shall be excused from and shall not be obligated to act as a consultant or be restricted in his activities as provided in Paragraph 2 of this Agreement.

            For purposes of this Agreement, Change of Control is defined as any one of the following, provided however that Change of Control shall be without the monetary assistance of the FDIC: (i) an acquisition (other than directly from Bancorp) by an individual, entity or group (excluding Bancorp or one of its employee benefit plans or an entity controlled by Bancorp's shareholders) of 20% or more of Bancorp's common stock or voting securities; (ii) a change in a majority of the current Board of Directors (excluding any persons approved by a vote of at least a majority of the Board other than in connection with an actual or threatened proxy contest); (iii) liquidation or dissolution of Bancorp or a merger, consolidation or sale of all or substantially of the Bancorp's assets ("Business Combination") other than one in which all or substantially all of Bancorp's shareholders receive 50% or more of the stock of the company resulting from the Business Combination, at least a majority of the board of directors of the resulting corporation were members of the incumbent board, and after which no person owns 20% or more of the stock of the resulting corporation who did not own such stock immediately before the Business Combination.

            For purposes of this Agreement, "in connection with" or "in anticipation of" a Change of Control with respect to subsections (i) and (iii) above shall mean on or after the date of an executed Letter of Intent or, if there is no written Letter of Intent, on or after the date of the first act of due diligence inspection by a potential acquiror, provided that the transaction contemplated by the Letter of Intent or due diligence inspection in fact concludes no later than eighteen (18) months after that date. Moreover, "following a Change of Control" shall mean Service Termination by or within 365 days of the conclusion of a Change of Control as defined above.

         8. Funding of Benefits.

              a. Bancorp reserves the absolute right in its sole and exclusive discretion either to: (i) fund by cash, insurance, or otherwise the obligation undertaken by this Agreement, or (ii) not fund the obligation in advance. Should Bancorp elect to fund in advance the benefits contemplated by this Agreement in whole or in part through the median of life insurance or annuities or both, then Bancorp shall be the owner and beneficiary of the policy.

              b. Bancorp reserves the absolute right in its sole discretion to terminate such life insurance or annuities as well as any other funding program at any time in whole or in part. At no time shall the Director be deemed to have any right, title or interest or any specified asset or assets of Bancorp including but not by way of restriction any insurance annuity contract or contracts of the proceeds thereof except to those rights listed in this agreement.

              c. Any advance funding of obligations hereunder shall not in any way be considered to constitute security for the performance of the obligations of this Agreement. The obligation shall be considered to be paid from current available resources and otherwise unsecured.

              d. If Bancorp elects to purchase a life insurance policy or annuity policy on the life of the Director to fund any obligations under this Agreement, Director agrees to cooperate with the issuance of such policies to sign any and all documents which may be required for that purpose and to undergo any reasonable medical examination or test which may be necessary or otherwise required to obtain said policy(ies). Moreover, should Bancorp elect to purchase a life insurance policy or annuity policy as provided above, Director agrees to make appropriate arrangements so that Bancorp as sole beneficiary of such policy will be notified timely by Director's estate upon Director's death. Upon notification by Director's estate pursuant to this provision, Bancorp shall pay the sum of $5,000 (Notification Fee") to Director's estate or designated beneficiary which shall include a certified copy of the death certificate.

         9. General Obligation. This Agreement shall not be construed as giving Director or his beneficiary any greater rights of those of any other unsecured creditor of Bancorp.


         10.Agreement  Binding.  This Agreement shall be binding upon and insure to the benefit of the  Director  and his  personal  representatives, agents and assigns. To the extent consistent herewith, this Agreement shall inure to any successor organization of Bancorp which shall succeed to substantially all the stock of its assets in business.

         11.Beneficiaries; Election. Director reserves the right to change the name of his named primary or contingent beneficiaries by separate letter from time to time or upon properly notifying Bancorp or its successor of this document in writing as to the recipient of such benefits. Bancorp reserves the right to require a spouse's signature thereon if in the opinion of counsel, such is required.

         12.Suicide Exclusion. In the event that it is demonstrated to Bancorp's reasonable certainty that, within two (2) years of the Commencement Date, Director has taken his own life, any and all amounts unpaid under this Agreement shall be deemed to have lapsed and shall be terminated prior to any vesting. In such event, Bancorp shall have no liability to Director or any persons which otherwise would be entitled to benefits under this Agreement.

         13.Miscellaneous. The provisions of this agreement shall be severable from each other. In the event that a court should declare any provision unenforceable, the remaining provisions of the agreement shall continue to be binding and enforceable. This agreement shall be construed under the laws of the State of California. Venue shall be appropriate wherever allowed by law and in the County of Nevada (Truckee Session). This Agreement represents the final expression of the parties and may be modified only in writing. This Agreement may be executed in counterparts.

         14.Attorneys Fees. In the event either party employs an attorney to enforce any of the provisions hereof, or for the purpose of declaring the effect of a provisions which interpretation it contests, the prevailing party shall be entitled to reasonable attorney fees

    Agreed and accepted this 26th day of September, 1996.


DIRECTOR                           SIERRAWEST BANCORP


By:/s/ Richard S. Gaston           By:/s/ W. T. Fike
   ---------------------              ---------------
Director                           President


                                   By:/s/ A. Morgan Jones
                                      -------------------
                                   Secretary



SIERRAWEST BANCORP
SALARY CONTINUATION PLAN
CALCULATION OF ANNUAL CONTRIBUTION

Richard Gaston - Director benefit

Date of Retirement................12.20.2010
Plan Commencement.................12.20.1995
Retirement Benefit................$4,000 per year for 15 years
Discount Rate.....................10 percent
Years to Accrue...................15 years



                                             SCHEDULE A            SCHEDULE B
                              Accrual        Cash benefit          Annual
                              Per year       Accumulated           benefit
1996.......................   940              940                   N/A
1997....................... 1,039            1,979                   N/A
1998....................... 1,148            3,127                   N/A
1999....................... 1,268            4,395                   N/A
2000....................... 1,401            5,795                   N/A
2001....................... 1,547            7,343                   947
2002....................... 1,709            9,052                 1,167
2003....................... 1,888           10,940                 1,411
2004....................... 2,086           13,026                 1,680
2005....................... 2,304           15,331                 1,977
2006....................... 2,546           17,876                 2,305
2007....................... 2,812           20,689                 2,668
2008....................... 3,107           23,795                 3,068
2009....................... 3,432           27,227                 3,511
2010....................... 3,791           31,019                 4,000


                         ---------
     TOTAL NEEDED        $ 31,019
                         =========


                                  EXHIBIT 10.13

                                   DIRECTOR'S
                         PAYMENT CONTINUATION AGREEMENT

      This Agreement is by and between SierraWest Bancorp (formerly known as Sierra Tahoe Bancorp, hereinafter "Bancorp"), a California corporation and John J. Johnson ("Director"), shall be effective as of June 27, 1996, and is intended to and shall replace all prior agreements between the parties relating to the subject matter hereof, except as specifically otherwise provided herein.


                                    RECITALS


         WHEREAS, Bancorp continues to deem Director's future counsel and advice to be valuable to it by virtue of Director's past experience as a director of Bancorp and/or Sierra Bank of Nevada ("Bank"); and

         WHEREAS, Bancorp desires to engage Director as a consultant and advisor to Bancorp from time to time after termination of Director's active service as a director ("Service Termination"); and


         NOW THEREFORE, Bancorp and Director mutually agree as:

         1. Benefit Granted.

            a. Continuous Service. If Director maintains his service to Bancorp as a Director continuously for five (5) years from March 28, 1996, ("Commencement Date"), and at any time thereafter resigns, is not reelected, is not reappointed or is terminated from service as a director for any reason other than Cause (defined below), he shall be entitled to receive the appropriate vested benefit as set forth in Schedule A attached hereto and incorporated herein ("Service Benefit"). The Service Benefit vests according to the schedule as set forth in Schedule A, is determined by completed year of service calculated from the Commencement Date up to a maximum benefit at fifteen (15) years, and is paid following termination of service as Director, either in a lump sum or in installments as hereinafter provided, in consideration for Director's agreement to act as a consultant for Bancorp as set forth in Paragraph 2.

                   For purposes of this Agreement, "Cause" whenever used shall mean any one of the following: gross misconduct; conviction of a felony by any criminal tribunal; willful and continuing failure to substantially perform his duties as a director after delivery of written demand, signed by a majority of the Board of Directors, identifying the substantial failure to perform; or willful conduct that results in Director's gain or personal enrichment at the expense of Bancorp.

            b. Early Termination From Service. In the event Director leaves service as a director, whether voluntarily or for any reason other than termination for cause, before the expiration of five years of continuous service but after one year of service, Director shall be eligible for 20% of the benefit as set forth in Schedule A for each year of completed service (so that as of the first year of completed service Director is eligible for 20% of the vested one year benefit as reflected on Schedule A, 40% of the vested two year benefit as of the second year of completed service, and so forth.) Payment of a Service Benefit resulting from Early Termination will be made only in a lump sum.

            c. Option to Pay Benefits In Installments; Election Date. In lieu of receiving a lump sum payment of the Service Benefit, Director may elect, provided that he has served at least five (5) years and provided further that such election is made at least two (2) years prior to Service Termination, to receive the benefit in installment payments rather than a lump sum. Monthly installments shall begin ninety (90) days after Service Termination. If Director has served at least 15 years, installment payments shall equal $4,000 annually for a period of fifteen (15) years, payable in one hundred eighty (180) equal monthly installments. If Director has served at least five (5) years but less than 15 years of continuous service, such installments shall equal that pro-rata share of Four Thousand Dollars per annum as the vested accumulated benefit bears to the total accumulated benefit described in Schedule A as "TOTAL NEEDED." The appropriate monthly benefit is set forth in Schedule B. This amount is also payable in one hundred eight (180) equal monthly installments. There is no installment option if service is terminated prior to five (5) years of continuous service. Should Director pass away during any installment payout period, appropriate installments will be paid to those persons designated by Director to receive such benefit or as otherwise directed by the qualified representative of Director's estate.

            d. Health Care Benefits. In addition to the benefits set forth above, in the event of Service Termination at any time and for any reason other than Cause, Director shall be eligible to continue coverage, at his election and expense, under Bancorp's group health plan as it exists at the time of Service Termination or as it may be modified from time to time. Director may elect to retain, increase or decrease the coverage as it existed at the time of Service Termination. Premiums for such coverage, both for individual and dependent coverage as appropriate, shall be at the rates charged as if Director had remained a director in active service. If Director has elected monthly benefit installment payments pursuant to 1(c) above, he may also elect to have the monthly health benefit premium charges deducted from those monthly benefit installment payments.

         2. Consultant Obligation.

            a. Upon Service Termination Director agrees to make himself available for a five (5) year term to the management of Bancorp and its subsidiaries, its various boards of directors and other specified individuals that management or the board may designate for the purpose of advising and consulting with those individuals on behalf of Bancorp and its subsidiaries. Director agrees that he will devote as much time as is necessary and required by Bancorp, but not to exceed twenty (20) hours per month, at an hourly fee of one hundred fifty dollars ($150.00). It is expressly understood that the compensation paid in the prior sentence is in addition to the benefit paid pursuant to Paragraph 1 above, and is paid in consideration for the services of Director as a consultant and advisor to Bancorp at Bancorp's request.

            b. Bancorp shall reimburse Director for his reasonable and necessary travel and expenses incurred in such consulting or advisory work. In the event Director is not residing in the community where Bancorp's principal offices are located, Bancorp agrees to reimburse Director for all reasonable travel and expenses incurred by Director. Director agrees that during his engagement he will keep himself informed concerning the affairs of Bancorp and its subsidiaries by reviewing annual or periodic reports and other data supplied to Director by Bancorp. Director agrees to review these items without charge to Bancorp.

         3. Independent Contractor. The status of Director when engaged as a consultant and contemplated by this Agreement shall be that of Independent Contractor.

         4. Death Benefit for Director. In the event Director should die while actively serving as director at any time, Bancorp will pay $4,000 per year to Director's surviving spouse or designated nominee or beneficiary. Such death benefit is payable on a monthly basis for a period of one hundred and eighty (180) months.

         5. Inability to Transfer Benefits. Neither the Director, the spouse, or any other beneficiary under this agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, or in any way exercise any control or right over vested benefits granted under this Agreement. None of said benefits shall be subject to seizure for the payments of any debts, judgments, alimony or separate maintenance which may be owed by the Director or his beneficiary or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Director or any beneficiary attempts an assignment, computation, hypothecation, transfer or disposal of the benefit hereunder, Bancorp's responsibilities, liabilities, and obligations shall forthwith immediately cease and terminate as to any unvested benefits and this Agreement shall be deemed to terminate as set forth in paragraph 7(a) below.

         6. Nothing contained in this agreement shall be construed to alter, abridge or in any manner affect the rights and privileges of the Director to participate in and be covered by any pension profit sharing group insurance bonus or similar employment benefits which Bancorp may now have or hereafter adopt for which Director may be determined to be eligible.

         7. Benefits Not Accumulated; Cancellation; Notice.

            a. Except as otherwise set forth herein, Bancorp reserves the right to cancel the Payment Continuation Program and/or to terminate this Agreement ("Termination/Cancellation") at any time and for any reason as to any benefits not yet vested, in its sole and absolute discretion; provided however that Director shall be entitled to the vested amount set forth on Schedule A attached hereto as determined by the date the termination/cancellation occurs. In the event of Termination/Cancellation, the vested amounts will be paid in one lump sum at the time of Director's termination from office as Director. Bancorp will give fifteen (15) days prior written notice of Termination/Cancellation.

            b. The foregoing notwithstanding, in the event of a Change of Control (defined below), Director shall be deemed to be fully vested in the Full Accumulation Value as set forth in Schedule A as if Director had served through all years as specified on Schedule A. The Full Accumulation Value shall be paid in one lump sum in the amount and when Director would otherwise have been entitled to be paid under the provisions of Paragraph 1. In the event that Director's service is not terminated coincident with a change of control so that he is not yet entitled to receive immediate payment of the Full Accumulation Value pursuant to the provisions of &1, interest shall be deemed to accrue on the Full Accumulation Value at the prime rate minus one percent from the date the benefit vests until it is paid. In addition, in the event that Director's termination occurs in connection with, in anticipation of, or following a Change of Control, Director shall be excused from and shall not be obligated to act as a consultant or be restricted in his activities as provided in Paragraph 2 of this Agreement.

              For purposes of this Agreement, Change of Control is defined as any one of the following, provided however that Change of Control shall be without the monetary assistance of the FDIC: (i) an acquisition (other than directly from Bancorp) by an individual, entity or group (excluding Bancorp or one of its employee benefit plans or an entity controlled by Bancorp's shareholders) of 20% or more of Bancorp's common stock or voting securities; (ii) a change in a majority of the current Board of Directors (excluding any persons approved by a vote of at least a majority of the Board other than in connection with an actual or threatened proxy contest); (iii) liquidation or dissolution of Bancorp or a merger, consolidation or sale of all or substantially of the Bancorp's assets ("Business Combination") other than one in which all or substantially all of Bancorp's shareholders receive 50% or more of the stock of the company resulting from the Business Combination, at least a majority of the board of directors of the resulting corporation were members of the incumbent board, and after which no person owns 20% or more of the stock of the resulting corporation who did not own such stock immediately before the Business Combination.

              For purposes of this Agreement, "in connection with" or "in anticipation of" a Change of Control with respect to subsections
              (i) and (iii) above shall mean on or after the date of an executed Letter of Intent or, if there is no written Letter of Intent, on or after the date of the first act of due diligence inspection by a potential acquiror, provided that the transaction contemplated by the Letter of Intent or due diligence inspection in fact concludes no later than eighteen (18) months after that date.
              Moreover, "following a Change of Control" shall mean Service Termination by or within 365 days of the conclusion of a Change of Control as defined above.

         8. Funding of Benefits.

            a. Bancorp reserves the absolute right in its sole and exclusive discretion either to: (i) fund by cash, insurance, or otherwise the obligation undertaken by this Agreement, or
                   (ii) not fund the obligation in advance. Should Bancorp elect to fund in advance the benefits contemplated by this Agreement in whole or in part through the median of life insurance or annuities or both, then Bancorp shall be the owner and beneficiary of the policy.

            b. Bancorp reserves the absolute right in its sole discretion to terminate such life insurance or annuities as well as any other funding program at any time in whole or in part. At no time shall the Director be deemed to have any right, title or interest or any specified asset or assets of Bancorp including but not by way of restriction any insurance annuity contract or contracts of the proceeds thereof except to those rights listed in this agreement.

            c. Any advance funding of obligations hereunder shall not in any way be considered to constitute security for the performance of the obligations of this Agreement. The obligation shall be considered to be paid from current available resources and otherwise unsecured.

            d. If Bancorp elects to purchase a life insurance policy or annuity policy on the life of the Director to fund any obligations under this Agreement, Director agrees to cooperate with the issuance of such policies to sign any and all documents which may be required for that purpose and to undergo any reasonable medical examination or test which may be necessary or otherwise required to obtain said policy(ies). Moreover, should Bancorp elect to purchase a life insurance policy or annuity policy as provided above, Director agrees to make appropriate arrangements so that Bancorp as sole beneficiary of such policy will be notified timely by Director's estate upon Director's death. Upon notification by Director's estate pursuant to this provision, Bancorp shall pay the sum of $5,000 (Notification Fee") to Director's estate or designated beneficiary which shall include a certified copy of the death certificate.

         9. General Obligation. This Agreement shall not be construed as giving Director or his beneficiary any greater rights of those of any other unsecured creditor of Bancorp.

         10.Agreement  Binding.  This Agreement shall be binding upon and insure to the benefit of the  Director  and his  personal  representatives, agents and assigns. To the extent consistent herewith, this Agreement shall inure to any successor organization of Bancorp which shall succeed to substantially all the stock of its assets in business.

         11.Beneficiaries; Election. Director reserves the right to change the name of his named primary or contingent beneficiaries by separate letter from time to time or upon properly notifying Bancorp or its successor of this document in writing as to the recipient of such benefits. Bancorp reserves the right to require a spouse's signature thereon if in the opinion of counsel, such is required.

         12.Suicide Exclusion. In the event that it is demonstrated to Bancorp's reasonable certainty that, within two (2) years of the Commencement Date, Director has taken his own life, any and all amounts unpaid under this Agreement shall be deemed to have lapsed and shall be terminated prior to any vesting. In such event, Bancorp shall have no liability to Director or any persons which otherwise would be entitled to benefits under this Agreement.

         13.Miscellaneous. The provisions of this agreement shall be severable from each other. In the event that a court should declare any provision unenforceable, the remaining provisions of the agreement shall continue to be binding and enforceable. This agreement shall be construed under the laws of the State of California. Venue shall be appropriate wherever allowed by law and in the County of Nevada (Truckee Session). This Agreement represents the final expression of the parties and may be modified only in writing. This Agreement may be executed in counterparts.

         14.Attorneys Fees. In the event either party employs an attorney to enforce any of the provisions hereof, or for the purpose of declaring the effect of a provisions which interpretation it contests, the prevailing party shall be entitled to reasonable attorney fees



    Agreed and accepted this 26th day of September, 1996.

DIRECTOR                           SIERRAWEST BANCORP


By:/s/ John J. Johnson             By:/s/ W. T. Fike
   -------------------                ---------------
Director                           President

                                   By:/s/ A. Morgan Jones
                                      -------------------
                                   Secretary


SIERRAWEST BANCORP
SALARY CONTINUATION PLAN
CALCULATION OF ANNUAL CONTRIBUTION

John Johnson - Director benefit

Date of Retirement................03.28.2011
Plan Commencement.................03.28.1996
Retirement Benefit................$4,000 per year for 15 years
Discount Rate.....................10 percent
Years to Accrue...................15 years



                                             SCHEDULE A            SCHEDULE B
                              Accrual        Cash benefit          Annual
                              Per year       Accumulated           benefit
1996.......................   696              696                   N/A
1997....................... 1,013            1,710                   N/A
1998....................... 1,119            2,829                   N/A
1999....................... 1,237            4,066                   N/A
2000....................... 1,366            5,432                   N/A
2001....................... 1,509            6,941                   895
2002....................... 1,667            8,609                 1,110
2003....................... 1,842           10,450                 1,348
2004....................... 2,035           12,485                 1,610
2005....................... 2,248           14,733                 1,900
2006....................... 2,483           17,216                 2,220
2007....................... 2,743           19,959                 2,574
2008....................... 3,030           22,989                 2,965
2009....................... 3,348           26,337                 3,396
2010....................... 3,698           30,035                 3,873
2011.......................   984           31,019                 4,000

                         ---------
    TOTAL NEEDED         $ 31,019
                         =========


                                  EXHIBIT 10.14

                                   DIRECTOR'S
                         PAYMENT CONTINUATION AGREEMENT

        This Agreement is by and between SierraWest Bancorp (formerly known as Sierra Tahoe Bancorp, hereinafter "Bancorp"), a California corporation and Ralph J. Coppola ("Director"), shall be effective as of June 27, 1996, and is intended to and shall replace all prior agreements between the parties relating to the subject matter hereof, except as specifically otherwise provided herein.


                                    RECITALS

         WHEREAS, Bancorp continues to deem Director's future counsel and advice to be valuable to it by virtue of Director's past experience as a director of Bancorp and/or Sierra Bank of Nevada ("Bank"); and

         WHEREAS, Bancorp desires to engage Director as a consultant and advisor to Bancorp from time to time after termination of Director's active service as a director ("Service Termination"); and


         NOW THEREFORE, Bancorp and Director mutually agree as:

         1. Benefit Granted.

            a. Continuous Service. If Director maintains his service to Bancorp as a Director continuously for five (5) years from March 28, 1996, ("Commencement Date"), and at any time thereafter resigns, is not reelected, is not reappointed or is terminated from service as a director for any reason other than Cause (defined below), he shall be entitled to receive the appropriate vested benefit as set forth in Schedule A attached hereto and incorporated herein ("Service Benefit"). The Service Benefit vests according to the schedule as set forth in Schedule A, is determined by completed year of service calculated from the Commencement Date up to a maximum benefit at fifteen (15) years, and is paid following termination of service as Director, either in a lump sum or in installments as hereinafter provided, in consideration for Director's agreement to act as a consultant for Bancorp as set forth in Paragraph 2.

                   For purposes of this Agreement, "Cause" whenever used shall mean any one of the following: gross misconduct; conviction of a felony by any criminal tribunal; willful and continuing failure to substantially perform his duties as a director after delivery of written demand, signed by a majority of the Board of Directors, identifying the substantial failure to perform; or willful conduct that results in Director's gain or personal enrichment at the expense of Bancorp.

            b. Early Termination From Service. In the event Director leaves service as a director, whether voluntarily or for any reason other than termination for cause, before the expiration of five years of continuous service but after one year of service, Director shall be eligible for 20% of the benefit as set forth in Schedule A for each year of completed service (so that as of the first year of completed service Director is eligible for 20% of the vested one year benefit as reflected on Schedule A, 40% of the vested two year benefit as of the second year of completed service, and so forth.) Payment of a Service Benefit resulting from Early Termination will be made only in a lump sum.

            c. Option to Pay Benefits In Installments; Election Date. In lieu of receiving a lump sum payment of the Service Benefit, Director may elect, provided that he has served at least five (5) years and provided further that such election is made at least two (2) years prior to Service Termination, to receive the benefit in installment payments rather than a lump sum. Monthly installments shall begin ninety (90) days after Service Termination. If Director has served at least 15 years, installment payments shall equal $4,000 annually for a period of fifteen (15) years, payable in one hundred eighty (180) equal monthly installments. If Director has served at least five (5) years but less than 15 years of continuous service, such installments shall equal that pro-rata share of Four Thousand Dollars per annum as the vested accumulated benefit bears to the total accumulated benefit described in Schedule A as "TOTAL NEEDED." The appropriate monthly benefit is set forth in Schedule B. This amount is also payable in one hundred eight (180) equal monthly installments. There is no installment option if service is terminated prior to five (5) years of continuous service. Should Director pass away during any installment payout period, appropriate installments will be paid to those persons designated by Director to receive such benefit or as otherwise directed by the qualified representative of Director's estate.

            d. Health Care Benefits. In addition to the benefits set forth above, in the event of Service Termination at any time and for any reason other than Cause, Director shall be eligible to continue coverage, at his election and expense, under Bancorp's group health plan as it exists at the time of Service Termination or as it may be modified from time to time. Director may elect to retain, increase or decrease the coverage as it existed at the time of Service Termination. Premiums for such coverage, both for individual and dependent coverage as appropriate, shall be at the rates charged as if Director had remained a director in active service. If Director has elected monthly benefit installment payments pursuant to 1(c) above, he may also elect to have the monthly health benefit premium charges deducted from those monthly benefit installment payments.

         2. Consultant Obligation.

            a. Upon Service Termination Director agrees to make himself available for a five (5) year term to the management of Bancorp and its subsidiaries, its various boards of directors and other specified individuals that management or the board may designate for the purpose of advising and consulting with those individuals on behalf of Bancorp and its subsidiaries. Director agrees that he will devote as much time as is necessary and required by Bancorp, but not to exceed twenty (20) hours per month, at an hourly fee of one hundred fifty dollars ($150.00). It is expressly understood that the compensation paid in the prior sentence is in addition to the benefit paid pursuant to Paragraph 1 above, and is paid in consideration for the services of Director as a consultant and advisor to Bancorp at Bancorp's request.

            b. Bancorp shall reimburse Director for his reasonable and necessary travel and expenses incurred in such consulting or advisory work. In the event Director is not residing in the community where Bancorp's principal offices are located, Bancorp agrees to reimburse Director for all reasonable travel and expenses incurred by Director. Director agrees that during his engagement he will keep himself informed concerning the affairs of Bancorp and its subsidiaries by reviewing annual or periodic reports and other data supplied to Director by Bancorp. Director agrees to review these items without charge to Bancorp.

         3. Independent Contractor. The status of Director when engaged as a consultant and contemplated by this Agreement shall be that of Independent Contractor.

         4. Death Benefit for Director. In the event Director should die while actively serving as director at any time, Bancorp will pay $4,000 per year to Director's surviving spouse or designated nominee or beneficiary. Such death benefit is payable on a monthly basis for a period of one hundred and eighty (180) months.

         5. Inability to Transfer Benefits. Neither the Director, the spouse, or any other beneficiary under this agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, or in any way exercise any control or right over vested benefits granted under this Agreement. None of said benefits shall be subject to seizure for the payments of any debts, judgments, alimony or separate maintenance which may be owed by the Director or his beneficiary or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Director or any beneficiary attempts an assignment, computation, hypothecation, transfer or disposal of the benefit hereunder, Bancorp's responsibilities, liabilities, and obligations shall forthwith immediately cease and terminate as to any unvested benefits and this Agreement shall be deemed to terminate as set forth in paragraph 7(a) below.

         6. Nothing contained in this agreement shall be construed to alter, abridge or in any manner affect the rights and privileges of the Director to participate in and be covered by any pension profit sharing group insurance bonus or similar employment benefits which Bancorp may now have or hereafter adopt for which Director may be determined to be eligible.

         7. Benefits Not Accumulated; Cancellation; Notice.

            a. Except as otherwise set forth herein, Bancorp reserves the right to cancel the Payment Continuation Program and/or to terminate this Agreement ("Termination/Cancellation") at any time and for any reason as to any benefits not yet vested, in its sole and absolute discretion; provided however that Director shall be entitled to the vested amount set forth on Schedule A attached hereto as determined by the date the termination/cancellation occurs. In the event of Termination/Cancellation, the vested amounts will be paid in one lump sum at the time of Director's termination from office as Director. Bancorp will give fifteen (15) days prior written notice of Termination/Cancellation.

            b. The foregoing notwithstanding, in the event of a Change of Control (defined below), Director shall be deemed to be fully vested in the Full Accumulation Value as set forth in Schedule A as if Director had served through all years as specified on Schedule A. The Full Accumulation Value shall be paid in one lump sum in the amount and when Director would otherwise have been entitled to be paid under the provisions of Paragraph 1. In the event that Director's service is not terminated coincident with a change of control so that he is not yet entitled to receive immediate payment of the Full Accumulation Value pursuant to the provisions of &1, interest shall be deemed to accrue on the Full Accumulation Value at the prime rate minus one percent from the date the benefit vests until it is paid. In addition, in the event that Director's termination occurs in connection with, in anticipation of, or following a Change of Control, Director shall be excused from and shall not be obligated to act as a consultant or be restricted in his activities as provided in Paragraph 2 of this Agreement.

              For purposes of this Agreement, Change of Control is defined as any one of the following, provided however that Change of Control shall be without the monetary assistance of the FDIC: (i) an acquisition (other than directly from Bancorp) by an individual, entity or group (excluding Bancorp or one of its employee benefit plans or an entity controlled by Bancorp's shareholders) of 20% or more of Bancorp's common stock or voting securities; (ii) a change in a majority of the current Board of Directors (excluding any persons approved by a vote of at least a majority of the Board other than in connection with an actual or threatened proxy contest); (iii) liquidation or dissolution of Bancorp or a merger, consolidation or sale of all or substantially of the Bancorp's assets ("Business Combination") other than one in which all or substantially all of Bancorp's shareholders receive 50% or more of the stock of the company resulting from the Business Combination, at least a majority of the board of directors of the resulting corporation were members of the incumbent board, and after which no person owns 20% or more of the stock of the resulting corporation who did not own such stock immediately before the Business Combination.

              For purposes of this Agreement, "in connection with" or "in anticipation of" a Change of Control with respect to subsections
              (i) and (iii) above shall mean on or after the date of an executed Letter of Intent or, if there is no written Letter of Intent, on or after the date of the first act of due diligence inspection by a potential acquiror, provided that the transaction contemplated by the Letter of Intent or due diligence inspection in fact concludes no later than eighteen (18) months after that date.
              Moreover, "following a Change of Control" shall mean Service Termination by or within 365 days of the conclusion of a Change of Control as defined above.

         8. Funding of Benefits.

            a. Bancorp reserves the absolute right in its sole and exclusive discretion either to: (i) fund by cash, insurance, or otherwise the obligation undertaken by this Agreement, or
                   (ii) not fund the obligation in advance. Should Bancorp elect to fund in advance the benefits contemplated by this Agreement in whole or in part through the median of life insurance or annuities or both, then Bancorp shall be the owner and beneficiary of the policy.

            b. Bancorp reserves the absolute right in its sole discretion to terminate such life insurance or annuities as well as any other funding program at any time in whole or in part. At no time shall the Director be deemed to have any right, title or interest or any specified asset or assets of Bancorp including but not by way of restriction any insurance annuity contract or contracts of the proceeds thereof except to those rights listed in this agreement.

            c. Any advance funding of obligations hereunder shall not in any way be considered to constitute security for the performance of the obligations of this Agreement. The obligation shall be considered to be paid from current available resources and otherwise unsecured.

            d. If Bancorp elects to purchase a life insurance policy or annuity policy on the life of the Director to fund any obligations under this Agreement, Director agrees to cooperate with the issuance of such policies to sign any and all documents which may be required for that purpose and to undergo any reasonable medical examination or test which may be necessary or otherwise required to obtain said policy(ies). Moreover, should Bancorp elect to purchase a life insurance policy or annuity policy as provided above, Director agrees to make appropriate arrangements so that Bancorp as sole beneficiary of such policy will be notified timely by Director's estate upon Director's death. Upon notification by Director's estate pursuant to this provision, Bancorp shall pay the sum of $5,000 (Notification Fee") to Director's estate or designated beneficiary which shall include a certified copy of the death certificate.

         9. General Obligation. This Agreement shall not be construed as giving Director or his beneficiary any greater rights of those of any other unsecured creditor of Bancorp.

         10.Agreement  Binding.  This Agreement shall be binding upon and insure to the benefit of the  Director  and his  personal  representatives, agents and assigns. To the extent consistent herewith, this Agreement shall inure to any successor organization of Bancorp which shall succeed to substantially all the stock of its assets in business.

         11.Beneficiaries; Election. Director reserves the right to change the name of his named primary or contingent beneficiaries by separate letter from time to time or upon properly notifying Bancorp or its successor of this document in writing as to the recipient of such benefits. Bancorp reserves the right to require a spouse's signature thereon if in the opinion of counsel, such is required.

         12.Suicide Exclusion. In the event that it is demonstrated to Bancorp's reasonable certainty that, within two (2) years of the Commencement Date, Director has taken his own life, any and all amounts unpaid under this Agreement shall be deemed to have lapsed and shall be terminated prior to any vesting. In such event, Bancorp shall have no liability to Director or any persons which otherwise would be entitled to benefits under this Agreement.

         13.Miscellaneous. The provisions of this agreement shall be severable from each other. In the event that a court should declare any provision unenforceable, the remaining provisions of the agreement shall continue to be binding and enforceable. This agreement shall be construed under the laws of the State of California. Venue shall be appropriate wherever allowed by law and in the County of Nevada (Truckee Session). This Agreement represents the final expression of the parties and may be modified only in writing. This Agreement may be executed in counterparts.

         14.Attorneys Fees. In the event either party employs an attorney to enforce any of the provisions hereof, or for the purpose of declaring the effect of a provisions which interpretation it contests, the prevailing party shall be entitled to reasonable attorney fees



    Agreed and accepted this 26th day of September, 1996.

DIRECTOR                           SIERRAWEST BANCORP


By:/s/ Ralph J. Coppola            By:/s/ W. T. Fike
   --------------------               --------------
Director                           President

                                    By:/s/ A. Morgan Jones
                                       -------------------
                                    Secretary


SIERRAWEST BANCORP
SALARY CONTINUATION PLAN
CALCULATION OF ANNUAL CONTRIBUTION

Ralph J. Coppola - Director benefit

Date of Retirement................03.28.2011
Plan Commencement.................03.28.1996
Retirement Benefit................$4,000 per year for 15 years
Discount Rate.....................10 percent
Years to Accrue...................15 years



                                             SCHEDULE A            SCHEDULE B
                              Accrual        Cash benefit          Annual
                              Per year       Accumulated           benefit
1996.......................   696              696                   N/A
1997....................... 1,013            1,710                   N/A
1998....................... 1,119            2,829                   N/A
1999....................... 1,237            4,066                   N/A
2000....................... 1,366            5,432                   N/A
2001....................... 1,509            6,941                   895
2002....................... 1,667            8,609                 1,110
2003....................... 1,842           10,450                 1,348
2004....................... 2,035           12,485                 1,610
2005....................... 2,248           14,733                 1,900
2006....................... 2,483           17,216                 2,220
2007....................... 2,743           19,959                 2,574
2008....................... 3,030           22,989                 2,965
2009....................... 3,348           26,337                 3,396
2010....................... 3,698           30,035                 3,873
2011.......................   984           31,019                 4,000

                         ---------
      TOTAL NEEDED       $ 31,019
                         =========


                                  EXHIBIT 10.15

                                   DIRECTOR'S
                         PAYMENT CONTINUATION AGREEMENT

        This Agreement is by and between SierraWest Bancorp (formerly known as Sierra Tahoe Bancorp, hereinafter "Bancorp"), a California corporation and Ronald A. Johnson ("Director"), shall be effective as of June 27, 1996, and is intended to and shall replace all prior agreements between the parties relating to the subject matter hereof, except as specifically otherwise provided herein.


                                    RECITALS

         WHEREAS, Bancorp continues to deem Director's future counsel and advice to be valuable to it by virtue of Director's past experience as a director of Bancorp and/or Sierra Bank of Nevada ("Bank"); and

         WHEREAS, Bancorp desires to engage Director as a consultant and advisor to Bancorp from time to time after termination of Director's active service as a director ("Service Termination"); and


         NOW THEREFORE, Bancorp and Director mutually agree as:

         1. Benefit Granted.

            a. Continuous Service. If Director maintains his service to Bancorp as a Director continuously for five (5) years from March 28, 1996, ("Commencement Date"), and at any time thereafter resigns, is not reelected, is not reappointed or is terminated from service as a director for any reason other than Cause (defined below), he shall be entitled to receive the appropriate vested benefit as set forth in Schedule A attached hereto and incorporated herein ("Service Benefit"). The Service Benefit vests according to the schedule as set forth in Schedule A, is determined by completed year of service calculated from the Commencement Date up to a maximum benefit at fifteen (15) years, and is paid following termination of service as Director, either in a lump sum or in installments as hereinafter provided, in consideration for Director's agreement to act as a consultant for Bancorp as set forth in Paragraph 2.

                   For purposes of this Agreement, "Cause" whenever used shall mean any one of the following: gross misconduct; conviction of a felony by any criminal tribunal; willful and continuing failure to substantially perform his duties as a director after delivery of written demand, signed by a majority of the Board of Directors, identifying the substantial failure to perform; or willful conduct that results in Director's gain or personal enrichment at the expense of Bancorp.

            b. Early Termination From Service. In the event Director leaves service as a director, whether voluntarily or for any reason other than termination for cause, before the expiration of five years of continuous service but after one year of service, Director shall be eligible for 20% of the benefit as set forth in Schedule A for each year of completed service (so that as of the first year of completed service Director is eligible for 20% of the vested one year benefit as reflected on Schedule A, 40% of the vested two year benefit as of the second year of completed service, and so forth.) Payment of a Service Benefit resulting from Early Termination will be made only in a lump sum.

            c. Option to Pay Benefits In Installments; Election Date. In lieu of receiving a lump sum payment of the Service Benefit, Director may elect, provided that he has served at least five (5) years and provided further that such election is made at least two (2) years prior to Service Termination, to receive the benefit in installment payments rather than a lump sum. Monthly installments shall begin ninety (90) days after Service Termination. If Director has served at least 15 years, installment payments shall equal $4,000 annually for a period of fifteen (15) years, payable in one hundred eighty (180) equal monthly installments. If Director has served at least five (5) years but less than 15 years of continuous service, such installments shall equal that pro-rata share of Four Thousand Dollars per annum as the vested accumulated benefit bears to the total accumulated benefit described in Schedule A as "TOTAL NEEDED." The appropriate monthly benefit is set forth in Schedule B. This amount is also payable in one hundred eight (180) equal monthly installments. There is no installment option if service is terminated prior to five (5) years of continuous service. Should Director pass away during any installment payout period, appropriate installments will be paid to those persons designated by Director to receive such benefit or as otherwise directed by the qualified representative of Director's estate.

            d. Health Care Benefits. In addition to the benefits set forth above, in the event of Service Termination at any time and for any reason other than Cause, Director shall be eligible to continue coverage, at his election and expense, under Bancorp's group health plan as it exists at the time of Service Termination or as it may be modified from time to time. Director may elect to retain, increase or decrease the coverage as it existed at the time of Service Termination. Premiums for such coverage, both for individual and dependent coverage as appropriate, shall be at the rates charged as if Director had remained a director in active service. If Director has elected monthly benefit installment payments pursuant to 1(c) above, he may also elect to have the monthly health benefit premium charges deducted from those monthly benefit installment payments.

         2. Consultant Obligation.

            a. Upon Service Termination Director agrees to make himself available for a five (5) year term to the management of Bancorp and its subsidiaries, its various boards of directors and other specified individuals that management or the board may designate for the purpose of advising and consulting with those individuals on behalf of Bancorp and its subsidiaries. Director agrees that he will devote as much time as is necessary and required by Bancorp, but not to exceed twenty (20) hours per month, at an hourly fee of one hundred fifty dollars ($150.00). It is expressly understood that the compensation paid in the prior sentence is in addition to the benefit paid pursuant to Paragraph 1 above, and is paid in consideration for the services of Director as a consultant and advisor to Bancorp at Bancorp's request.

            b. Bancorp shall reimburse Director for his reasonable and necessary travel and expenses incurred in such consulting or advisory work. In the event Director is not residing in the community where Bancorp's principal offices are located, Bancorp agrees to reimburse Director for all reasonable travel and expenses incurred by Director. Director agrees that during his engagement he will keep himself informed concerning the affairs of Bancorp and its subsidiaries by reviewing annual or periodic reports and other data supplied to Director by Bancorp. Director agrees to review these items without charge to Bancorp.

         3. Independent Contractor. The status of Director when engaged as a consultant and contemplated by this Agreement shall be that of Independent Contractor.

         4. Death Benefit for Director. In the event Director should die while actively serving as director at any time, Bancorp will pay $4,000 per year to Director's surviving spouse or designated nominee or beneficiary. Such death benefit is payable on a monthly basis for a period of one hundred and eighty (180) months.

         5. Inability to Transfer Benefits. Neither the Director, the spouse, or any other beneficiary under this agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, or in any way exercise any control or right over vested benefits granted under this Agreement. None of said benefits shall be subject to seizure for the payments of any debts, judgments, alimony or separate maintenance which may be owed by the Director or his beneficiary or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Director or any beneficiary attempts an assignment, computation, hypothecation, transfer or disposal of the benefit hereunder, Bancorp's responsibilities, liabilities, and obligations shall forthwith immediately cease and terminate as to any unvested benefits and this Agreement shall be deemed to terminate as set forth in paragraph 7(a) below.

         6. Nothing contained in this agreement shall be construed to alter, abridge or in any manner affect the rights and privileges of the Director to participate in and be covered by any pension profit sharing group insurance bonus or similar employment benefits which Bancorp may now have or hereafter adopt for which Director may be determined to be eligible.

         7. Benefits Not Accumulated; Cancellation; Notice.

            a. Except as otherwise set forth herein, Bancorp reserves the right to cancel the Payment Continuation Program and/or to terminate this Agreement ("Termination/Cancellation") at any time and for any reason as to any benefits not yet vested, in its sole and absolute discretion; provided however that Director shall be entitled to the vested amount set forth on Schedule A attached hereto as determined by the date the termination/cancellation occurs. In the event of Termination/Cancellation, the vested amounts will be paid in one lump sum at the time of Director's termination from office as Director. Bancorp will give fifteen (15) days prior written notice of Termination/Cancellation.

            b. The foregoing notwithstanding, in the event of a Change of Control (defined below), Director shall be deemed to be fully vested in the Full Accumulation Value as set forth in Schedule A as if Director had served through all years as specified on Schedule A. The Full Accumulation Value shall be paid in one lump sum in the amount and when Director would otherwise have been entitled to be paid under the provisions of Paragraph 1. In the event that Director's service is not terminated coincident with a change of control so that he is not yet entitled to receive immediate payment of the Full Accumulation Value pursuant to the provisions of &1, interest shall be deemed to accrue on the Full Accumulation Value at the prime rate minus one percent from the date the benefit vests until it is paid. In addition, in the event that Director's termination occurs in connection with, in anticipation of, or following a Change of Control, Director shall be excused from and shall not be obligated to act as a consultant or be restricted in his activities as provided in Paragraph 2 of this Agreement.

              For purposes of this Agreement, Change of Control is defined as any one of the following, provided however that Change of Control shall be without the monetary assistance of the FDIC: (i) an acquisition (other than directly from Bancorp) by an individual, entity or group (excluding Bancorp or one of its employee benefit plans or an entity controlled by Bancorp's shareholders) of 20% or more of Bancorp's common stock or voting securities; (ii) a change in a majority of the current Board of Directors (excluding any persons approved by a vote of at least a majority of the Board other than in connection with an actual or threatened proxy contest); (iii) liquidation or dissolution of Bancorp or a merger, consolidation or sale of all or substantially of the Bancorp's assets ("Business Combination") other than one in which all or substantially all of Bancorp's shareholders receive 50% or more of the stock of the company resulting from the Business Combination, at least a majority of the board of directors of the resulting corporation were members of the incumbent board, and after which no person owns 20% or more of the stock of the resulting corporation who did not own such stock immediately before the Business Combination.

              For purposes of this Agreement, "in connection with" or "in anticipation of" a Change of Control with respect to subsections
              (i) and (iii) above shall mean on or after the date of an executed Letter of Intent or, if there is no written Letter of Intent, on or after the date of the first act of due diligence inspection by a potential acquiror, provided that the transaction contemplated by the Letter of Intent or due diligence inspection in fact concludes no later than eighteen (18) months after that date.
              Moreover, "following a Change of Control" shall mean Service Termination by or within 365 days of the conclusion of a Change of Control as defined above.

         8. Funding of Benefits.

            a. Bancorp reserves the absolute right in its sole and exclusive discretion either to: (i) fund by cash, insurance, or otherwise the obligation undertaken by this Agreement, or
                   (ii) not fund the obligation in advance. Should Bancorp elect to fund in advance the benefits contemplated by this Agreement in whole or in part through the median of life insurance or annuities or both, then Bancorp shall be the owner and beneficiary of the policy.

            b. Bancorp reserves the absolute right in its sole discretion to terminate such life insurance or annuities as well as any other funding program at any time in whole or in part. At no time shall the Director be deemed to have any right, title or interest or any specified asset or assets of Bancorp including but not by way of restriction any insurance annuity contract or contracts of the proceeds thereof except to those rights listed in this agreement.

            c. Any advance funding of obligations hereunder shall not in any way be considered to constitute security for the performance of the obligations of this Agreement. The obligation shall be considered to be paid from current available resources and otherwise unsecured.

            d. If Bancorp elects to purchase a life insurance policy or annuity policy on the life of the Director to fund any obligations under this Agreement, Director agrees to cooperate with the issuance of such policies to sign any and all documents which may be required for that purpose and to undergo any reasonable medical examination or test which may be necessary or otherwise required to obtain said policy(ies). Moreover, should Bancorp elect to purchase a life insurance policy or annuity policy as provided above, Director agrees to make appropriate arrangements so that Bancorp as sole beneficiary of such policy will be notified timely by Director's estate upon Director's death. Upon notification by Director's estate pursuant to this provision, Bancorp shall pay the sum of $5,000 (Notification Fee") to Director's estate or designated beneficiary which shall include a certified copy of the death certificate.

         9. General Obligation. This Agreement shall not be construed as giving Director or his beneficiary any greater rights of those of any other unsecured creditor of Bancorp.

         10.Agreement  Binding.  This Agreement shall be binding upon and insure to the benefit of the  Director  and his  personal  representatives, agents and assigns. To the extent consistent herewith, this Agreement shall inure to any successor organization of Bancorp which shall succeed to substantially all the stock of its assets in business.

         11.Beneficiaries; Election. Director reserves the right to change the name of his named primary or contingent beneficiaries by separate letter from time to time or upon properly notifying Bancorp or its successor of this document in writing as to the recipient of such benefits. Bancorp reserves the right to require a spouse's signature thereon if in the opinion of counsel, such is required.

         12.Suicide Exclusion. In the event that it is demonstrated to Bancorp's reasonable certainty that, within two (2) years of the Commencement Date, Director has taken his own life, any and all amounts unpaid under this Agreement shall be deemed to have lapsed and shall be terminated prior to any vesting. In such event, Bancorp shall have no liability to Director or any persons which otherwise would be entitled to benefits under this Agreement.

         13.Miscellaneous. The provisions of this agreement shall be severable from each other. In the event that a court should declare any provision unenforceable, the remaining provisions of the agreement shall continue to be binding and enforceable. This agreement shall be construed under the laws of the State of California. Venue shall be appropriate wherever allowed by law and in the County of Nevada (Truckee Session). This Agreement represents the final expression of the parties and may be modified only in writing. This Agreement may be executed in counterparts.

         14.Attorneys Fees. In the event either party employs an attorney to enforce any of the provisions hereof, or for the purpose of declaring the effect of a provisions which interpretation it contests, the prevailing party shall be entitled to reasonable attorney fees



    Agreed and accepted this 26th day of September, 1996.

DIRECTOR                           SIERRAWEST BANCORP


By:/s/ Ronald Johnson              By:/s/ W. T. Fike
   ------------------                 ---------------
Director                           President

                                   By:/s/ A. Morgan Jones
                                      -------------------
                                   Secretary


SIERRAWEST BANCORP
SALARY CONTINUATION PLAN
CALCULATION OF ANNUAL CONTRIBUTION

Ronald Johnson - Director benefit

Date of Retirement................03.28.2011
Plan Commencement.................03.28.1996
Retirement Benefit................$4,000 per year for 15 years
Discount Rate.....................10 percent
Years to Accrue...................15 years



                                             SCHEDULE A            SCHEDULE B
                              Accrual        Cash benefit          Annual
                              Per year       Accumulated           benefit
1996.......................   696              696                   N/A
1997....................... 1,013            1,710                   N/A
1998....................... 1,119            2,829                   N/A
1999....................... 1,237            4,066                   N/A
2000....................... 1,366            5,432                   N/A
2001....................... 1,509            6,941                   895
2002....................... 1,667            8,609                 1,110
2003....................... 1,842           10,450                 1,348
2004....................... 2,035           12,485                 1,610
2005....................... 2,248           14,733                 1,900
2006....................... 2,483           17,216                 2,220
2007....................... 2,743           19,959                 2,574
2008....................... 3,030           22,989                 2,965
2009....................... 3,348           26,337                 3,396
2010....................... 3,698           30,035                 3,873
2011.......................   984           31,019                 4,000

                         ---------
         TOTAL NEEDED    $ 31,019
                         =========


                                   EXHIBIT 11

                       SierraWest Bancorp and Subsidiaries
                    Computation of Earnings Per Common Share

                 (Amounts in thousands except per share amounts)



                                  Three        Three        Nine        Nine
                                  Months       Months       Months      Months
                                  Ended        Ended        Ended       Ended
                                  09/30/96     09/30/95     09/30/96    09/30/95
                                  --------     --------     --------    --------
Primary

Net income                        $    940     $    623     $  1,896    $  1,587
                                  ========     ========     ========    ========
Shares
  Weighted average number of
  common shares outstanding          2,691        2,574        2,653       2,602

  Assuming  exercise of options
   reduced by the number of
   shares which could have been
   purchased with the proceeds
   from exercise of such option        127           75          122          73
                                       ---           --          ---          --

  Weighted average number of
   common shares outstanding as
   adjusted                          2,818        2,649        2,775       2,675
                                     =====        =====        =====       =====

  Net income per share            $   0.33     $   0.23     $   0.68    $   0.59
                                  ========     ========     ========    ========

   Assuming full dilution

   Earnings                       $    940     $    623     $  1,896    $  1,587

   Add after tax interest expense
    applicable to convertible
    debenture                          114         125           348         374
                                       ---         ---           ---         ---

   Net income                     $  1,054     $   748      $  2,244    $  1,961
                                  ========     =======      ========    ========

   Shares

    Weighted average number of
     common shares outstanding       2,691       2,574         2,653       2,602

    Assuming conversion of
     convertible debentures            918       1,000           948       1,000

    Assuming  exercise  of options
     reduced by the number of
     shares which could have been
     purchased with the proceeds
     from exercise of such options     146         102           138          85
                                       ---         ---           ---          --

    Weighted average number of
     common shares outstanding as
     adjusted                        3,755       3,676         3,739       3,687
                                     =====       =====         =====       =====

    Net income per share assuming
     full dilution                $   0.28    $   0.20     $    0.60    $   0.53
                                  ========    ========     =========    ========
