Form 10-K
period 1996-12-31
SIERRAWEST BANCORP
filed 1997-03-17
CIK 790555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                             Washington, D.C.   20549

                                                     FORM 10-K

                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                                        THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996        Commission File No. 0-15450

                               SIERRAWEST BANCORP
               (Exact name of registrant as specified in its charter)

              California                                 68-0091859
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes   X       No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997: $52,938,000 (based on closing sales price at February 28, 1997)

Number of shares of Common Stock outstanding at March 1, 1997:  2,923,064.




                                                 TABLE OF CONTENTS


                                                                                                           Page No.
PART I

ITEM 1.  BUSINESS................................................................................................3

ITEM 2.  PROPERTIES..............................................................................................27

ITEM 3.  LEGAL PROCEEDINGS.......................................................................................27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................27

PART II

ITEM 5.  MARKET FOR THE BANCORP'S COMMON STOCK...................................................................28

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA....................................................................29

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...............................................................................32

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................44

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................................79

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................80

ITEM 11.  EXECUTIVE COMPENSATION.................................................................................82

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................87

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................ 88

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K..................................... 89



                                                        PART I
ITEM 1.  BUSINESS

General Development of the Business

SierraWest Bancorp ("Bancorp", or together with its subsidiary, the "Company") was incorporated under the laws of the State of California on December 5, 1985 as a bank holding company. Pursuant to a plan of reorganization and merger dated December 19, 1985, Bancorp acquired 100% of the outstanding shares of common stock of SierraWest Bank (formerly Truckee River Bank) in a one-for-one exchange of its stock for the stock of SierraWest Bank. The merger was consummated on July 31, 1986.

On October 29, 1990, Bancorp acquired 100% of the outstanding shares of Sierra Bank of Nevada in a one-for-one exchange of its stock for the stock of Sierra Bank of Nevada. During the first quarter of 1996 Sierra Bank of Nevada's name was changed to SierraWest Bank and effective October 1, 1996 this subsidiary was merged into the California subsidiary. Sierra Bank of Nevada was incorporated under the laws of the State of Nevada on January 12, 1989, and, with the approval of the Nevada Department of Commerce, Division of Financial Institutions (the "NDFI"), opened for business in Reno, Nevada on January 9, 1990. In 1995, a second branch was opened in Carson City, Nevada. Bancorp and SierraWest Bank collectively comprise the operations of the Company.

SierraWest Bank was incorporated under the laws of the State of California on March 19, 1980, and, with the approval of the Superintendent of Banks of the State of California (the "CSBD"), opened for business on January 20, 1981. SierraWest Bank commenced operations in 1981 in Truckee, California, a small tourist-based town located in the County of Nevada and situated in the High Sierras about 12 miles north of Lake Tahoe. SierraWest Bank currently maintains eleven branches offices in the following communities: Truckee (two branches), South Lake Tahoe, Tahoe City, Kings Beach, Grass Valley (two branches), Auburn and Sacramento, California, Reno and Carson City, Nevada. In addition, SierraWest Bank maintains seven separate lending offices, primarily for its United States Small Business Administration (the "SBA") lending activities, in the following communities: Truckee, San Francisco, Sacramento, Fresno, and Chico, California, and Reno and Las Vegas, Nevada.

The Company offers commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. It offers traveler's checks, safe deposit boxes, note collection services, notary public, ATMs and other customary bank services, except international banking and trust services. Annuities and mutual fund investments are also offered through third party providers. Merchant drafts are processed pursuant to established bank card programs, and customers are offered MasterCard and Visa credit cards through a correspondent bank. During 1995 the Company expanded its services to provide a 24 hour automated telephone inquiry service, introduced a P.C. banking product for its business customers and opened an equipment leasing division. In 1996, the Company started a loan purchase program for the acquisition of real estate loans which it hopes to securitize in the future in marketable parcels. Additionally, in January 1997, the Company entered into a definitive agreement for the acquisition of Mercantile Bank, a Sacramento bank which specializes in commercial business and has an asset base of approximately $46 million. The acquisition is expected to be completed by July 1, 1997, subject to the approval of Mercantile's shareholders and federal and state regulators. Mercantile shareholders will receive total compensation of $6.6 million, subject to certain adjustments primarily based upon the level of deposits and capital, consisting of 50% cash and 50% stock.

Certain statements in this document include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.

Narrative Description of Business

The Company's total assets have grown from $219.6 million at December 31, 1991 to $447.9 million at December 31, 1996, a compound annual increase of 15.3%. The Company's assets grew 32.7% in 1996 and are expected to grow at a relatively high rate in 1997. The Company has had earnings in excess of $1.8 million in each of the last five years. For the year ended December 31, 1996, the Company reported net income of $3.3 million, or a return on average assets of approximately 0.87% and return on average equity of 10.5%. At December 31, 1996, the Company had total loans of $323.4 million, loan loss reserves of $4.5 million, deposits of $399.7 million and total equity capital of $33.9 million.

General Lending Overview

The five general areas in which the Company has directed its lending activities are: SBA loans; residential and non-SBA commercial real estate loans; commercial loans; consumer loans to individuals (including home equity lines of credit); and beginning in 1995, commercial leases. As of December 31, 1996, these five categories accounted for approximately 45%, 30%,18%,4% and 3%, respectively, of the Company's total loan portfolio.


SBA Lending

The Company ranked 18th in the nation by number of SBA government guaranteed ("SBA 7(a)") loans generated by banks for the SBA's fiscal year ended September 30, 1996 as published by the SBA, and was the 8th largest SBA lending bank, by loan count, in Region IX (consisting of the far western states, Hawaii and Guam), the largest region in the country. In 1996 the Federal government approved a level of SBA loans guaranteed of $7.8 billion and in 1997 this level is expected to increase to over $8.5 billion.

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

The following table summarizes the Company's SBA 7(a) activities for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 (in thousands).

                                                                   Summary of SBA Loan Activity

                                                                      Year Ended December 31
                                           -------------------------------------------------
                                                       1996         1995        1994       1993        1992
                                                       ----         ----        ----       ----        ----

SBA loans sold...........................              5,621       5,646      38,238      35,120     42,136
Net SBA servicing income.................              4,087       4,660       4,443       4,332      4,443
Net gain on sale of SBA loans............                339         307       2,300       3,200      2,638
Excess Servicing receivable..............             14,188      14,813      16,027      16,579     18,576

The Company has historically sold the guaranteed portion of SBA 7(a) loans (typically secured by first trust deeds on commercial real estate), generally 70% to 90% of the SBA 7(a) loan value, that it generates in the secondary marketplace and retained the remaining percentage for its own portfolio. Currently, the maximum guarantee is 80%. The percentage of the retained portion of SBA 7(a) loans to total loans included in the loan portfolio of the Company at December 31, 1996, 1995 and 1994 was 26%, 30% and 46%, respectively. In 1995, the Company made a decision to change its strategy with respect to the sale of SBA 7(a) loans. The guaranteed portion of loans is now being retained, and the Company intends to securitize and sell portions of the unguaranteed amount of the loans. The Company's first securitization is planned for 1997, pending SBA approval, and will include approximately $50 million in loans. The Company has in the past and will continue in the future to sell selected guaranteed portions of loans to reduce credit concentrations in a particular industry or for other reasons.

SBA 7(a) loans are made for terms from 7 to 25 years depending on the purpose of the loan. In addition to being guaranteed by the SBA, most of the Company's SBA 7(a) loans are collateralized by real estate. In the event of a default, the Company shares in the proceeds upon the sale of collateral on a pro rata basis with the SBA, e.g., if the unguaranteed portion of a loan is 20%, then 20% of the net liquidation proceeds would be available to the Company for payment of the unguaranteed portion of the loan.

Since 1983, to support its SBA program, the Company has relied in part on SBA packagers who refer SBA loans to the Company and provide certain services to the borrowers. The packagers receive fees of a fixed amount from the borrower, subject to limits prescribed by the SBA. The packagers also receive a fee from the Company for referring SBA loans to the Company. The referral fee payments are included in the basis of the loans and hence are not disclosed separately in the Company's financial statements. Referral fees incurred by the Company for SBA 7(a) loans from the years ended December 31, 1996, 1995 and 1994 were $90 thousand, $200 thousand and $481 thousand, respectively.

The Company's relationship with its SBA packagers are informal arrangements. SBA packagers accounted for approximately 32% and 27% of the Company's SBA 7(a) loan volume during the years ended December 31, 1996 and 1995, respectively. During these same periods, a single SBA packager provided 7% and 26% of the Company's SBA 7(a) loan volume, respectively. The reduction in packagers volume during 1995 and 1996 includes the loss of loan packages to competition based on price and underwriting factors and the focus by the Company on its loan production offices as its primary source for generating new loans.

SBA Guarantees. On October 12, 1995 the President signed the Small Business Lending Enhancement Act of 1995. This act amended the maximum guarantee percentage for loans made under the SBA's 7(a) program to 80% for loans up to $100 thousand and 75% for all loans above $100 thousand. The maximum amount of any loan that the guarantee can apply to was set at $750 thousand. At the same time, the fee structure was revised to include a fee of 0.5% per annum on the guaranteed portion of the outstanding balance of all loans approved on or after October 12, 1995. Prior to this act in the case of loans made under the Guaranteed Participant and Certified Lender Programs, the SBA guaranteed 90% of loans of $155 thousand or less, and 85% of loans in excess of $155 thousand with terms of less than 10 years. For loans in excess of $155 thousand with terms greater than 10 years, the maximum guarantee was 75% available under the Guaranteed Participant and Certified Lender Programs. Under the Preferred Lender Program, the maximum guarantee was 75% regardless of loan size or terms. Prior to January 1, 1995, subject to certain exceptions, the SBA's maximum guarantee per borrower was $750 thousand. Late in 1994, the SBA announced a new ruling that, beginning January 1, 1995, reduced the maximum loan that may be made under the SBA 7(a) program to $500 thousand. At the same time, the SBA agreed that banks would be allowed to make companion loans to accommodate borrowers in need of financing in excess of the $500 thousand limit. This ruling was reversed with the October 12, 1995 act. Currently the SBA guarantee extends to 80% of the loan amount, with a maximum guarantee of $750 thousand. As of December 31, 1996, included in total SBA loans of $147.0 million were portions of loans guaranteed by the SBA totaling $37.0 million.

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

SBA Servicing. As of December 31, 1996, 1995 and 1994, the Company serviced 1,402, 1,370 and 1,355 SBA loans, respectively, with a total unpaid principal balance of approximately $420 million, $413 million and $412 million, respectively.

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

SBA Sales. SBA 7(a) loans are primarily written at variable rates of interest which are limited to a maximum of 275 basis points over the lowest prime lending rate published in the Western Edition of The Wall Street Journal. The interest rate on most of the Company's SBA 7(a) loans adjusts on the first day of each month. With respect to loans sold, the guaranteed portions of SBA loans are converted into government guaranteed certificates, which are sold to investors, and which yield for the investor a rate that is lower than the note rates. The investor may pay a premium over the principal amount of the loan purchased and additionally a portion of the interest on the sold portion of the loan will be retained by SierraWest Bank. The difference between the rate on the loan that is retained by the Company and the rate that the investor receives plus a fee of 0.5% collected by the SBA is referred to as the servicing spread. The servicing spread less the normal cost of servicing is referred to as "Excess Servicing" ("Excess Servicing"). Lenders are required by the SBA to maintain a minimum of 40 basis points of servicing spread unless loans are sold for cash premiums, in which case this increases to 100 basis points. When the SBA lender retains higher levels of Excess Servicing, lower cash premiums are received from investors. Prior to 1992, the Company sold most of its SBA loans for little or no cash premium, emphasizing the retention of higher levels of Excess Servicing. This Excess Servicing was valued in the year of sale under prevailing accounting rules and recorded as income in the year of the sale. See Note 5 of Notes to Consolidated Financial Statements.

As of December 31, 1996, the remaining balance of Excess Servicing previously recorded as a gain was $14.2 million. In addition the Company has purchased mortgage servicing rights on SBA 7(a) loans with a balance of $0.6 million at December 31, 1996. Income from the servicing spread received for the years ended December 31, 1996, 1995 and 1994, was $5.6 million, $6.2 million and $6.4 million, respectively. Amortization of the Excess Servicing asset and purchased mortgage servicing rights on SBA loans for these same periods was $1.5 million, $1.5 million and $2.0 million, respectively. The surplus income from the servicing spread over the amortization represents an important part of the Company's income. The related Excess Servicing asset included in the Company's Consolidated Financial Statements represents the book value of the Excess Servicing, which is based on certain estimates made by management at the time loans are sold. Such estimates are made based on management's expectations of future prepayment rates and other considerations. If actual prepayments with respect to sold loans occur more quickly than was projected at the time such loans were sold, the carrying value of the Excess Servicing asset may have to be written down through a charge to earnings in the period of adjustment. Through the period ending December 31, 1996, no write downs have been necessary. If actual prepayments with respect to sold loans occur more slowly than estimated, the carrying value of the Excess Servicing asset on the Company's Consolidated Statement of Financial Condition would not increase, although total income would exceed previously estimated amounts.

Beginning in 1997, the Company will be required to account for its SBA loan sales in accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities. See Accounting Pronouncements.

The SBA provides long term financing to small businesses through its 504 loan program, by partnering with banks to assist small businesses in buying land, buildings, machinery and equipment. Under this program, the bank provides 50% of the financing and obtains a first lien position on the collateral. The SBA works through a local Certified Development Company to provide 40% of the required financing and the small business provides 10% of the project cost. There are no government guarantees provided under this program, however the bank mitigates its risk with these loans by having a low loan to value on the collateral, which is usually real property. Included in the Company's SBA loan portfolio at December 31, 1996 are loans totaling $24.9 million related to this and similar lending programs in conjunction with the SBA.

Other Government Lending

The U.S. Department of Agriculture Rural Development ("USDA")offers a guaranteed loan program, known as the Business & Industry ("B&I") Loan Program. This program is designed to stimulate economic activity in rural communities with populations of 50,000 or less. Commercial and industrial businesses and real estate projects are the target of the program. The Bank participates by financing up to $10,000,000, with the USDA providing an 80% guarantee on loans up to $5,000,000 and 70% on loans from $5,000,000 to $10,000,000. These guarantees are similar to those offered through the SBA 7(a) program and can be sold on the secondary market. Included in the Company's loan portfolio are B&I loans totaling $5.8 million at December 31, 1996. In 1996, the Company sold $3.6 million in guaranteed portions of B&I Loans.

Other Lending Activities

The Company's commercial loans are primarily made to small- and medium-sized businesses and are for terms ranging from one to ten years, with the majority of loans being due in less than five years. The Bank provides conventional commercial term real estate loans, both owner occupied and investor owned, with maturities of 5-7 years and monthly amortizing payments scheduled over 20 years. Construction loans are also provided, for residential and commercial purposes, with terms ranging from 6 to 18 months. Consumer loans are typically for a maximum term of 36 months for unsecured loans and for a term of not more than the depreciable life of tangible property used as collateral for secured loans. Beginning in 1996, the Company began to provide 100% equipment lease financing to small and medium-sized businesses and municipalities. Terms range from two to seven years, with the current average term approximately 50 months.

Loan Commitments

In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the financial statements. As of December 31, 1996, the Company had approximately $78 million in undisbursed loan commitments and $2 million in standby letters of credit. About 26 percent of the undisbursed loan commitments relate to SBA loans, while the remaining represent undisbursed construction, commercial, real estate and personal loans (including equity lines of credit). Most of these off-balance sheet items are or will be secured by real estate or other assets; however, a portion are unsecured commercial lines of credit. Off- balance sheet items undergo a level of underwriting scrutiny similar to the criteria applied to the Company's loan portfolio, and outstanding balances are monitored to minimize risk and loss exposure.

Distribution of Loans

The distribution of the Company's loan portfolio, as of the dates indicated, is shown in the following table (in thousands):

                                                                                  December 31,
Type of Loan:                                                1996         1995         1994          1993         1992
                                                             ----         ----         ----          ----         ----
  SBA loans:
   SBA guaranteed loans in process(1)...                  $ 62,409      $ 45,864    $  16,299     $ 16,825     $ 15,937
   SBA guaranteed loans purchased(2)....                         0             0            0            0        1,132
   Retained portion of SBA loans(3).....                    84,612        71,201       79,649       71,683       71,160
                                                          --------      --------    ---------     --------     --------
  Total SBA Loans.......................                   147,021       117,065       95,948       88,508       88,229
                                                          --------      --------    ---------     --------     --------


  Real estate loans (includes loans secured primarily by real estate, except for
   SBA loans):
    Construction and land development...                    36,261        31,564       18,310       15,450       14,928
    Mortgage ...........................                    62,883        35,484       18,268       17,908       12,634
    Equity lines of credit..............                     4,725         3,735        1,689        1,058        5,980
                                                          --------      --------    ---------     --------     --------
  Total Real Estate Loans...............                   103,869        70,783       38,267       34,416       33,542
                                                          --------      --------    ---------     --------     --------


  Commercial and industrial loans.......                    57,325        42,204       31,157       26,850       22,796

  Individual and other loans............                     6,847         6,537        7,365        9,828       10,270

  Lease receivables.....................                     8,304         3,380          202          217          508
                                                          --------      --------    ---------     --------     --------

  Total Loans...........................                   323,366       239,969      172,939      159,819      155,345

  Less allowance for possible loan losses                    4,546         3,845        3,546        3,472        2,742
                                                          --------      ----------  ---------     --------     --------

  Total Net Loans.......................                  $318,820      $236,124    $ 169,393     $156,347     $152,603
                                                          ========      ========    =========     ========     ========

(1) Loans guaranteed in part by the SBA which are in process of disbursement, available for sale, or awaiting sale. The total guaranteed portion was $37.0 million, $29.2 million, $11.6 million, $12.6 million and $12.7 million at December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

(2) SBA guaranteed loans repurchased by the Company under repurchase agreements. These loans are fully guaranteed by the SBA.

(3) Includes primarily the unguaranteed retained portion of loans for which the guaranteed portion has been sold to investors.

Credit Risk Management

In managing its loan portfolio, the Company utilizes procedures designed to achieve an acceptable level of qual ity and to bring any potential losses or potential defaults in existing loans to the attention of the appropriate management personnel. As used in this discussion, the term "loan" encompasses both loans and leases. Each loan officer is granted a lending limit by the Chief Credit Officer, subject to review and approval by the Board of Directors of SierraWest Bank. Each lending officer has primary responsibility to conduct credit and documentation reviews of the loans for which he or she is responsible. The Chief Credit Officer is responsible for the general supervision of the loan portfolio and adherence by the loan officers to the loan policy of such bank.

Loan officers evaluate the applicant's financial statements, credit reports, business reports and plans and other data to determine if the credit and collateral satisfy the Company's standards as to historic debt service coverage, reasonableness of projections, strength of management and sufficiency of secondary repayment and SBA eligibility rules, if applicable. Recommended applications are approved by loan officers up to their designated lending limits. Those loans in excess of individual lending limits are approved by the Chief Credit Officer or other officer with appropriate administrative lending authority. If a loan exceeds the Chief Credit Officer's lending limit, it is forwarded to the Director's Loan Committee for approval. Approved SBA loan applications are then submitted to the district SBA office for approval, except in the case of loans made pursuant to the Preferred Lender Program for which SBA credit approval is not required. All SBA loans are secured by various collateral including, where appropriate, real estate, machinery and equipment, inventory and accounts receivable, or such other assets as are specified in the SBA loan authorization. In the case of the Company's SBA loans, approximately 90% were collateralized by commercial real estate at December 31, 1996. Prior to submission of the application to the SBA for guarantee, any real property to be taken as collateral is appraised by independent appraisers.

SierraWest Bank's management presents a written report to the Director's Loan Committee monthly, listing all loans, regardless of amount, which are 30 days or more past due. Management and the board of directors of SierraWest Bank also review all loan evaluations made during periodic examinations by the FDIC and CSBD. The Director's Loan Committee of SierraWest Bank reviews and approves the Bank's credit policy, as well as management reports on the quality of the loan portfolio.

The Company maintains an allowance for possible loan losses to provide for potential losses in its loan portfolio. The allowance is established through charges to earnings in the form of provision for possible loan losses. Loan losses are charged to, and recoveries credited to, the allowance for possible loan losses. The provision for possible loan losses is determined after considering various factors such as loan loss experience, current economic conditions, maturity of the loan portfolio, size of the loan portfolio, industry concentrations, borrower credit history, the existing allowance for possible loan losses, independent loan reviews, current charges and recoveries and the overall quality of the portfolio, as determined by management, regulatory agencies and independent credit review consultants retained by the Company. While these factors are essentially subjective, management considers the allowance of $4.5 million at December 31, 1996 to be adequate.

The Company's credit services department is responsible for monitoring, collecting and liquidating loans. In addition, on a selective basis, the servicing staff conducts site inspections after loan funding and periodically during the life of the loan to verify the use of the proceeds and maintenance of collateral and to assist in the collection process and management of classified loans.

Asset Quality

The performance of the Company's loan portfolio is evaluated regularly by management. The Company places a loan on nonaccrual status when any installment of principal or interest is 90 days or more past due, unless, in management's opinion, the loan is well secured and the collection of principal and interest is probable, or management determines the ultimate collection of principal or interest on a loan to be unlikely. When a loan is placed on nonaccrual status, the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable.

Loans for which the collateral has been repossessed are written down to fair value and classified as Other Real Estate Owned ("OREO") or, if the collateral is personal property, as other assets, on the Company's financial statements.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated (amounts in thousands except percentage amounts).

                                                                              December 31,
                                                        1996         1995         1994         1993         1992
                                                        ----         ----         ----         ----         ----
Nonperforming Assets:
Nonaccrual loans:
    SBA............................                   $ 4,985       $5,351      $ 2,423       $2,517      $ 2,561
    Other. . . . . . . . . . . . .                        378          125           59          355        1,223
In-substance foreclosures..........                         0            0          572          711          732
Other real estate owned............                       446          758          542          456          460
                                                      -------       ------      -------       ------      -------
    Total nonperforming assets.....                   $ 5,809       $6,234      $ 3,596       $4,039      $ 4,976
                                                      =======       ======      =======       ======      =======

Accruing loans past due 90 days or more:
    SBA............................                   $ 1,071       $  816      $ 1,754       $  496      $   435
    Other. . . . . . . . . . . . .                      1,061          207            9        1,029          538

Restructured loans (in compliance
  with modified terms).............                   $   275       $   78      $   194       $  201      $    61

Nonperforming assets to
  total assets.....................                       1.3%         1.8%         1.4%         1.6%         2.0%
Allowance for possible loan and lease
  losses to nonaccrual loans.......                      84.8%        70.2%       142.9%       120.9%        72.5%


Of total gross loans and leases at December 31, 1996, $5.4 million were considered to be impaired. The allowance for possible loan and lease losses included $565 thousand related to these loans. The amount of interest received and recognized on these impaired loans in 1996 was $310 thousand. The average recorded investment in impaired loans during 1996 was $5.6 million.

Of total gross loans and leases at December 31, 1995, $5.5 million were considered to be impaired. The allowance for possible loan and lease losses included $446 thousand related to these loans. The amount of interest received and recognized on these impaired loans in 1995 was $221 thousnad. The average recorded investment in impaired loans during 1995 was $3.4 million.

Although the level of nonperforming assets will depend on the future economic environment, as of March 1, 1997, in addition to the assets disclosed in the above chart, management of the Company has identified approximately $358 thousand in potential problem loans as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

The following table shows the loans outstanding, actual charge-offs, recoveries on loans previously charged off, the allowance for possible loan losses and pertinent ratios during the periods and as of the dates indicated (amounts in thousands except percentage amounts).

                                                              December 31,
                                               1996         1995         1994         1993        1992
                                               ----         ----         ----         ----        ----

Average loans.......................        $ 284,487     $203,231     $ 166,366    $ 159,463   $ 149,597
Total loans at end of period........          323,366      239,969       172,939      159,819     155,345

Allowance for possible loan and lease
  losses: Balance--beginning of period      $   3,845     $  3,546     $   3,472    $   2,742   $   2,525
                                            ---------     --------     ---------    ---------   ---------
Actual charge-offs:
  SBA...............................              114          595           447          391         671
  Commercial and industrial.........              337          350           467          143          65
  Leases. . . . . . . . . . . . . .                84            0             0            0           0
  Real estate.......................                0           40            60          190          12
  Installment.......................               58           40           101           42          32
                                            ---------     --------     ---------    ---------   ---------
    Total...........................              593        1,025         1,075          766         780
                                            ---------     --------     ---------    ---------   ---------
Less recoveries:
  SBA...............................               87           20            74           14          23
  Commercial and industrial.........              182           26           187           52          57
  Real estate.......................                0            0             0            0           0
  Installment.......................               15            8             3            6           2
                                            ---------     --------     ---------    ---------   ---------
    Total...........................              284           54           264           72          82
                                            ---------     --------     ---------    ---------   ---------
Net charge-offs.....................              309          971           811          694         698
Allowance applicable to sold loans..                0            0             0         (136)          0
Provision for possible loan and lease
  losses............................            1,010        1,270           885        1,560         915
                                            ---------     --------     ---------    ---------   ---------

Balance--end of period..............        $   4,546     $  3,845     $   3,546    $   3,472   $   2,742
                                            =========     ========     =========    =========   =========

Ratios:
  Net loans charged off to average
    loans outstanding..............             0.11%        0.48%        0.49%         0.44%       0.47%
  Net loans charged off to total loans
    at end of period...............             0.10         0.41         0.47          0.43        0.45
  Provision for possible loan and lease
    losses to average loans........             0.36         0.62         0.53          0.98        0.61
  Provision for possible loan and lease
    losses to total loans at end of period      0.31         0.53         0.51          0.98        0.59
  Net loans charged off to end of
    period allowance for possible
    loan and lease losses..........             6.80        25.25        22.87         19.99       25.46



The following table sets forth management's historical allocation of the allowance for possible loan losses by loan category and percentage of loans in each category. Percentage amounts are the percentage of loans in each category to total loans at the dates indicated (in thousands except percentage amounts).

                                                                                 December 31,
                                                                       1996                        1995
                                                              ----------------------       ------------------------
                                                              Amount       Percentage      Amount        Percentage

SBA loans........................................             $1,561             45%       $1,468              38%
Commercial and industrial loans (2)..............              1,720             21         1,592              41
Real estate loans................................              1,010             30           564              15
Consumer loans to individuals(1).................                255              4           221               6
                                                              ------          -----        ------            ----

    Total........................................             $4,546            100%       $3,845             100%
                                                              ======            ===        ======             ===

                                                                   December 31,
                                          1994                         1993                        1992
                                -----------------------       ----------------------       ------------------------
                                Amount        Percentage      Amount       Percentage      Amount        Percentage

SBA loans...................... $2,372             56%        $2,379             55%       $2,127              57%
Commercial and industrial loans    627             18            541             17           233              15
Real estate loans..............    366             21            334             22           138              18
Consumer loans to
  individuals(1)...............    181              5            218              6           244              10
                                ------        -------         ------           ----        ------           -----

    Total...................... $3,546            100%        $3,472            100%       $2,742             100%
                                ======          =====         ==========        ===        ======             ===

(1)      Includes equity lines of credit.
(2)      Includes commercial leases.

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

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table sets forth the distribution by maturity date of certain of the Company's loan categories (in thousands) as of December 31, 1996. In addition, the table shows the distribution between total loans with predetermined (fixed) interest rates and those with variable (floating) interest rates (in thousands). Floating rates generally fluctuate with changes in the prime rate of leading banking institutions.

                                                                        Year Ended
                                                                     December 31, 1996
                                                                After One
                                                Within         But Within           After
                                              One Year(1)      Five Years        Five Years          Total
Real estate - construction..................    27,294           4,109            4,858            36,261
Commercial, except SBA......................    33,939          16,285            7,101            57,325
SBA.........................................    11,229          19,439          116,353           147,021
Distribution between fixed and floating interest rate:
   Fixed interest rates.....................    17,203          24,314            5,989            47,506
   Floating interest rates..................    69,114          59,737          147,009           275,860


(1)      Demand loan and overdrafts are shown as "Within One Year"

Average Assets, Liabilities and Shareholders' Equity;Interest Income and Expense

The following table presents, for the periods indicated, the distribution of average assets, liabilities and share holders' equity, as well as the total dollar amount of interest income from average interest-earning assets and resultant yields and the dollar amounts of interest expense and average interest-bearing liabilities and resultant rates (in thousands except percentage amounts):

                                                           Year Ended December 31,
                                    1996                              1995                               1994
                      ---------------------------------   -------------------------------   -----------------
                        Average    Yield/                 Average    Yield/                 Average     Yield/
                        Balance     Rate      Interest    Balance     Rate      Interest    Balance      Rate     Interest

Assets:
Interest-earning assets:
 Loans(1)...........  $ 284,487    10.72%    $  30,506   $203,231    11.60%     $ 23,582   $ 166,366    10.45%    $  17,386
 Investment securities(2)28,712     5.62         1,614     26,546     5.29         1,403      31,168     4.68         1,459
 Mutual funds.......      1,342     7.30            98      1,627     8.05           131       4,178     5.43           227
 Federal funds sold.     18,017     5.21           938     10,534     5.64           594      11,872     4.03           478
 Other deposits.....      2,225     5.08           113      2,097     5.77           121       1,983     5.40           107
                      ---------              ---------   --------               --------   ---------              ---------
    Total interest-earning
      assets.........   334,783     9.94        33,269    244,035    10.58        25,831     215,567     9.12        19,657

Allowance for possible
loan losses.........     (4,497)                           (3,685)                            (3,653)

Non-earning assets:
   Cash and due from
     banks..........     19,894                            16,444                             15,936
   Premises and equipment,
     net............     11,224                             7,817                              7,178
   Excess Servicing on
     SBA loans......     14,304                            15,492                             16,114
   Other assets.....      5,912                             6,091                              6,467
                      ---------                          --------                          ---------

  Total average assets$ 381,620                          $286,194                          $ 257,609
                      =========                          ========                          =========

Liabilities and Shareholders'
   Equity:
Interest-bearing liabilities:
 Transaction account  $ 102,963     2.54%       $2,620   $ 87,600     2.28%     $  1,995   $  94,430     2.01%    $   1,894
 Savings accounts.       13,573     2.09           283     13,409     2.13           286      14,696     2.16           317
 Certificates of deposit155,585     5.68         8,832     91,517     5.85         5,352      61,408     4.17         2,559
 Convertible debentures   9,294     8.22           764     10,000     8.50           850       9,155     8.55           783
 Other liabilities          289    (1.38)           (4)       376     2.13             8         351    12.54            44
                      ---------               --------   ------------            --------   ---------              ---------
   Total interest-bearing
   liabilities......    281,704     4.44        12,495    202,902     4.18         8,491     180,040     3.11         5,597
Non-interest-bearing liabilities:
   Transaction accounts  63,638                            51,261                             48,421
   Other liabilities      4,556                             2,767                              2,289
                      ---------                          --------                          ---------
   Total liabilities    349,898                           256,930                            230,750

Shareholders' equity:
   Common stock.....     11,450                            10,799                             10,865
   Retained earnings     20,399                            18,793                             16,338
Unrealized loss on
   securities.......       (127)                             (328)                              (344)
                      ---------                          ---------                         ---------
   Total shareholders'
     equity.........     31,722                            29,264                             26,859
                      ---------                          --------                          ---------

   Total liabilities and
     shareholders'
     equity.........  $ 381,620                          $ 286,194                         $  257,609
                      =========                          =========                         ==========
                                              --------                          ---------                         --------
Net interest income.                          $ 20,774                          $ 17,340                         $  14,060
                                             -=========                         ==========                         =======

Interest income as a
   percentage of interest -
      earning assets                9.94%                                  10.58%                              9.12%
Interest expense as a
      percentage of interest -
   earning assets. . .             (3.73)                                  (3.48)                             (2.60)
                                    ------                                  -----                             -----

Net interest margin                 6.21%                                   7.10%                              6.52%
                                    ====                                    ====                             =====

(1) Includes nonaccrual loans with an average balance of $5.6 million, $3.4 million, and $3.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

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

The Company's investment committee reviews all securities transactions on a monthly basis and presents a monthly report to the Board of Directors of the Company covering this review. Under California law, SierraWest Bank may not invest an amount exceeding 15% of its shareholders' equity in the securities of any one obligor, subject to certain exceptions (e.g., obligations of the United States and the State of California). Acceptable securities (i.e., Federal or state government or any county or municipality securities) may be pledged to secure public deposits in excess of $100 thousand.

In May 1993, FASB issued Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") entitled "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires, among other things, that certain investments in debt and equity securities be classified under three categories--held to maturity, trading securities and securities available for sale. Securities classified as held to maturity are to be reported at amortized/ accreted cost. Securities classified as trading securities are to be reported at fair value with unrealized gains and losses included in earnings. Securities classified as available for sale are to be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The Company adopted SFAS No. 115 effective at December 31, 1993. At December 31, 1996 and 1995, $31.9 million and $25.0 million of the Company's investment securities were classified as available for sale. The remaining $2.0 million and $3.4 million, consisting primarily of pledged or formerly pledged securities, were classified as held to maturity. The Company does not classify any securities as trading securities.

The following table summarizes the amounts and the distribution of the Company's investment securities (in thousands):

                                                                            December 31,
                                                         1996                      1995                     1994
                                                 --------------------      --------------------      ------------------
                                                  Book        Market        Book         Market        Book       Market
                                                Value(1)       Value      Value(1)       Value       Value(1)     Value

U.S. Treasury securities....................     $ 19,463    $ 19,462     $ 18,137     $ 18,144     $ 23,873    $ 23,711


Securities of U.S. government
  agencies..................................        1,005       1,005        7,486        7,486        6,363       6,363

Securities of states and
  political subdivisions....................        5,991       5,991        2,608        2,608          418         418

Other securities............................        7,422       7,422          112          112          429         429
                                                   -----       ------     ------------ -----------  ---------   ---------

  Total.....................................     $ 33,881    $ 33,880     $ 28,343     $ 28,350     $ 31,083    $ 30,921
                                                 ========    ========     =========    ==========   ==========  ==========

(1) Securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discount. Securities available for sale are recorded at market.


In addition the Company invests in mutual funds whose assets are invested primarily in U.S. government securities. At December 31, 1996 and 1995, mutual funds with an estimated market value of $1.3 million and $1.4 million have been classified as available for sale. At these same dates the Company had recorded an unrealized loss on mutual funds, net of tax, of $99 thousand and $72 thousand. The weighted average maturity of portfolio securities held by the mutual funds at December 31, 1996 and 1995 was 7.2 and 7.6 years.

Maturity of Investment Securities

The following table presents the maturities for investment securities (except for investments in mutual funds with a carrying value of $1,335 thousand) as of December 31, 1996 (in thousands except percentage amounts).

                                                                                             December 31, 1996
                                                                                                 Weighted
                                                                                      Book        Average       Market
                                                                                      Value        Rate          Value

U.S. Treasury securities:
  Within 1 year...................................................................  $   7,014      5.41%      $   7,014
    After 1 year but within 5 years...............................................     12,449      6.06          12,448
                                                                                    ---------                 ---------
    Total U.S. Treasury securities................................................     19,463      5.82          19,462
                                                                                    ---------                 ---------

U.S. government agencies:
  Within 1 year...................................................................      1,005      6.00           1,005

Securities of states and political subdivisions(1):
  After 1 year but within 5 years.................................................        344      3.78             344
  After 5 years but within 10 years...............................................         99      4.55              99
  Over 10 years...................................................................      5,548      5.29           5,548
                                                                                    ---------                 ---------
      Total securities of states and political subdivisions ......................      5,991      5.19           5,991
                                                                                    ---------                 ---------

Mortgage - backed securities:.....................................................      7,422      6.39           7,422
                                                                                    ---------                 ---------

Total.............................................................................  $  33,881      5.84       $  33,880
                                                                                    =========                 =========


(1) Interest on these tax-exempt obligations has not been grossed up for the related tax benefits in calculating the average yield.

Deposits

As of December 31, 1996, the Company had a total of $200.9 million in demand deposits (including money market and NOW accounts), with an average account balance of $10,688; $13.3 million in savings deposits for individuals and corporations, with an average balance of $2,135; and $185.4 million in CDs, of which $58.1 million were in the form of CDs in denominations greater than $100 thousand. Average CD balances for the year ended December 31, 1994 were 28.1% of average total deposits. Average CD balances increased to 37.5% of average total deposits for the year ended December 31, 1995 and increased again to 46.3% of average total deposits for the year ended December 31, 1996. Deposit accounts at SierraWest Bank are insured by the FDIC to the maximum amount permitted by law.

As of December 31, 1996, approximately 5% of total deposits were held on behalf of public entities. Deposits of public entities in excess of amounts insured by the FDIC are secured by SierraWest Bank by pledging securities and/or the guaranteed portion of SBA loans. Included in deposits at December 31, 1996 were certificates of deposit of $10.6 million which were generated directly through brokers.

In 1992, SierraWest Bank began to make available to its customers money market investment funds and annui ties. Only a modest volume of business has been generated to date. The Company does not believe that placement by customers of funds in these alternative investment sources has had any overall negative impact on the level of the Banks' deposits.

The Company's business is subject to some seasonal influences. Deposits tend to decrease during the off- season for tourism, which is between March and May.

The following table indicates the maturity of the Company's CDs in excess of $100 thousand as of December 31, 1996 (amounts in thousands except percentage amounts):

                                                                                            December 31, 1996
                                                                                                       Percentage
                                                                                         Balance        of Total
Three months or less................................................................... $23,041           39.6%
Over three months through six months...................................................  18,533           31.9
Over six months through twelve months..................................................  12,379           21.3
Over twelve months....................................................................    4,157            7.2
                                                                                        ---------        -------
Total.................................................................................. $58,110          100.0%
                                                                                        =========         =====

Repricing of Interest-Earning Assets and Interest-Bearing Liabilities

The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total interest-earning assets, as of December 31, 1996. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company (amounts in thousands except percentage amounts).

                                                                     December 31, 1996
                                                       Next Day    Over Three     One Year
                                                       to Three  Months Through    Through      Over
                                         Immediately    Months    Twelve Months  Five Years  Five Years       Total

Assets:
  Federal funds sold...............       $  32,200   $        0    $       0    $       0    $       0    $  32,200
  Mutual funds.....................           1,335            0            0            0            0        1,335
  Taxable investment securities....               0        3,238        5,919       16,209        2,524       27,890
  Non-taxable investment securities               0            0            0          344        5,647        5,991
  Loans............................         128,472(2)   154,064       10,525       24,314        5,991      323,366
                                          ----------  ----------    ---------    ---------    ---------    ---------
         Total interest-earning assets      162,007      157,302       16,444       40,867       14,162      390,782
                                          ----------  -----------  ----------   ----------   ----------   -----------

Liabilities:
  Savings deposits(1)..............         133,706            0            0            0            0      133,706
  Time deposits....................               0       65,497       96,611       23,037          275      185,420
  Convertible debentures...........               0            0            0            0        8,520        8,520
  Lease obligations................               0            2            5           39          227          273
                                          ---------   ----------    ---------    ---------    ---------    ---------
        Total interest-bearing liabilities  133,706       65,499       96,616       23,076        9,022      327,919
                                           ---------   ---------    ---------    ---------    ---------    ---------

Net interest-earning assets (liabilities) $  28,301   $   91,803    $ (80,172)      17,791    $   5,140    $  62,863
                                          =========   ============  ==========   =========    =========    =========
Cumulative net interest earning assets
  (liabilities) ("GAP")............       $  28,301   $  120,104    $  39,932    $  57,723    $  62,863
                                          =========== ===========   ===========  ===========  =========
Cumulative GAP as a percentage of
  total interest-earning assets....             7.2%        30.7%        10.2%        14.8%        16.1%
                                          =========== ===========   ===========  ==========   ==========

(1)      Savings deposits include interest-bearing transaction accounts.

(2)      Includes loans which matured on or prior to December 31, 1996.

At December 31, 1996, the Company had $335.8 million in assets and $295.8 million in liabilities repricing within one year. This means that $40 million more in interest rate sensitive assets than interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates during the Immediately to Twelve Month periods. If rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would be reduced. Conversely, if rates were to rise, the reverse would apply.

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

The Company ranked 18th in the nation by number of SBA 7(a) loans generated by banks for the SBA's fiscal year ended September 30, 1996.

The Company's competitive position in respect to deposit gathering in its respective market places is illustrated in the following chart(1) (dollar amounts in thousands):

                                                     Total                                Deposits Held
                                    # of Company     # of Banking      Deposits Held      by all Banks
County            State             Branches         Offices           by Company         and offices
El Dorado         California             1                20           $  22,986          $   548,789
Nevada            California             5                19           $ 157,780          $   588,853
Placer            California             2                49           $  48,098          $ 1,310,081
Sacramento        California             1               162           $  22,887          $ 6,985,162
Carson City       Nevada                 1                10           $   8,198          $   453,899
Washoe            Nevada                 1                59           $  76,255          $ 2,379,689

A total of 8 banks in Nevada County at June 30, 1996 were included in the above survey. Of these eight, SierraWest Bank ranked second in terms of total deposits held. In Placer County, SierraWest Bank ranked sixth out of fourteen banks. As disclosed above, SierraWest Bank's presence in the other counties is not significant.

(1) Based on the annual survey of banking office deposits as of June 30, 1996 conducted by the FDIC. Banking offices include each banking office of branch banking systems and each U.S. branch of a foreign bank for all FDIC insured commercial banks, savings banks, and U.S. branches of foreign banks.

Supervision and Regulation

The Effect of Governmental Policy on Banking

The earnings and growth of SierraWest Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Federal Reserve influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of SierraWest Bank cannot be predicted.

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

Regulation and Supervision of Bank Holding Companies

Bancorp is a bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"). Bancorp reports to, registers with, and may be examined by, the Federal Reserve. The Federal Reserve also has the authority to examine Bancorp's subsidiary. The costs of any examination by the Federal Reserve are payable by Bancorp.

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

Transactions between Bancorp and its subsidiary are subject to a number of other restrictions. Federal Reserve policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. Bancorp may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, Bancorp may not sell a low-quality asset to a depository institution subsidiary.

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

Bank Regulation and Supervision

As a California state-chartered bank, SierraWest Bank is regulated, supervised and regularly examined by the CSBD. Under California law, SierraWest Bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, stockholder rights and duties, and investment and lending activities. Whenever it appears that the contributed capital of a California bank is impaired, the CSBD shall order the bank to correct such impairment. If the bank is unable to correct the impairment, such bank is required to levy and collect an assessment upon its common shares. If such assessment becomes delinquent, such common shares are to be sold by the bank. SierraWest Bank is not a member of the Federal Reserve System; SierraWest Bank, however, is subject to certain regulations of the Federal Reserve including reserve requirements. The primary Federal regulator of SierraWest Bank is the FDIC.

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

A banking organization's risk based capital ratios are obtained by dividing its qualifying capital by its total risk- adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, term preferred stock, term subordinated debt and certain other instruments with certain characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the Federal banking agencies. Since December 31, 1992, the Federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off balance sheet items of 4%.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the regulators to improve capital standards to take account of risks other than credit risk. On September 1, 1995, the Federal banking agencies (excluding the Office of Thrift Supervision) issued a final rule to take account of interest rate risk in calculating risk based capital. The final rule did not put forth the process for measuring a bank's exposure to interest rate risk. On June 26, 1996 a joint agency policy statement was issued by all of the Federal banking agencies except the OTS to provide guidance on sound practices for managing interest rate risk. The agencies did not in the policy statement elect to implement a standardized measure and quantitative capital charge, though the matter was left open for future implementation. Rather, the policy statement provided standards for the banking agencies to evaluate the adequacy and effectiveness of a bank's interest rate risk management and guidance to bankers for managing interest rate risk. Specifically, effective interest rate risk management requires that there be (i) effective board and senior management oversight of the bank's interest rate risk activities, (ii) appropriate policies and practices in place to control and limit risks, (iii) accurate and timely identification and measurement of interest rate risk, (iv) an adequate system for monitoring and reporting risk exposures and (v) appropriate internal controls for effective risk management.

In determining the capital level SierraWest Bank is required to maintain, the FDIC does not, in all respects, follow GAAP and has special rules which have the effect of reducing the amount of capital it will recognize for purposes of determining the capital adequacy of SierraWest Bank. These rules are called Regulatory Accounting Principles ("RAP"). SierraWest Bank's qualifying capital, as calculated under RAP, at December 31, 1996, totaled $31.7 million. This compares to $37.1 million as calculated under GAAP at the same date. The most significant factor in the difference between the capital level calculated under RAP and the capital level calculated under GAAP is the use of cash basis accounting for RAP in the recognition of the gain on sale of SBA loans. Effective in 1997 regulatory reports of condition and income will be reported on a GAAP basis; however regulatory capital ratios will continue to be calculated in accordance with the regulatory agency's capital standards. This can result in significant differences in the amount of capital reported under GAAP and the amount included in the regulatory ratios. Future changes in FDIC regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such changes could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends.

The Company, as a registered bank holding company, is regulated by the Federal Reserve. In computing the capital level required for bank holding companies, the Federal Reserve follows GAAP in the computation of the components of the capital ratios. The following tables present the capital ratios for the Company and SierraWest Bank, computed in accordance with their applicable regulatory guidelines, compared to the standards for well- capitalized depository institutions, as of December 31, 1996 (amounts in thousands except percentage amounts). Because of the above-referred to differences in accounting principles, the capital adequacy ratios of the Company as a whole and SierraWest Bank vary significantly.

                                                                             The Company
                                                          Actual                         Well                Minimum
                                                Qualifying                            Capitalized            Capital
                                                 Capital          Ratio                  Ratio              Requirement

Leverage......................................  $  33,846            7.9%                   N/A                 4.0%
Tier 1 Risk Based.............................     33,846            9.8                    N/A                 4.0
Total Risk Based..............................     46,668           13.6                    N/A                 8.0

                                                                           SierraWest Bank
                                                          Actual                         Well                Minimum
                                                Qualifying                            Capitalized            Capital
                                                 Capital          Ratio                  Ratio              Requirement
Leverage......................................  $  31,670            7.6%                   5.0%                4.0%
Tier 1 Risk Based.............................     31,670            9.4                    6.0                 4.0
Total Risk Based..............................     35,866           10.7                   10.0                 8.0


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


An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "under capitalized" may be treated as though it were in the next lower capital category if the appropriate Federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The Federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

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

On July 10, 1995 the federal banking agencies published Interagency Guidelines Establishing Standards for Safety and Soundness. By adopting the standards as guidelines, the agencies retained the authority to require an institution to submit to an acceptable compliance plan as well as the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

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

Community Reinvestment Act and Fair Lending Developments

SierraWest Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

On March 8, 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact.

In 1996, new compliance and examination guidelines for the CRA were promulgated by each of the federal banking regulatory agencies, fully replacing the prior rules and regulatory expectations with new ones ostensibly more performance based than before to be fully phased in as of July 1, 1997. The guidelines provide for streamlined examinations of smaller institutions.

Premiums for Deposit Insurance and Assessments for Examinations

FDICIA established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. See Recently Enacted Legislation - 1996 Act. Effective November 14, 1995, the new assessment rate schedule for deposit premiums ranges from $0 per $100 of deposits to $.27 per $100 of deposits applicable to BIF members.

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

The major items of regulatory relief contained in the 1994 Act include an examination schedule that has been eased for the top rated banks and will be every 18 months for CAMEL 1 banks with less than $250 million in total assets and CAMEL 2 banks with less than $100 million in total assets (the $100 million amount was amended to $250 million by the 1996 Act discussed below). The 1994 Act amends the Federal Deposit Insurance Corporation Improvement Act of 1991 with respect to Section 124, the mandate to the federal banking agencies to issue safety and soundness regulations, including regulations concerning executive compensation allowing the federal banking regulatory agencies to issue guidelines instead of regulations.

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

The Economic Growth and Regulatory Paperwork Reduction Act (the "1996 Act") as part of the Omnibus Appropriations Bill was enacted on September 30, 1996 and includes many banking related provisions. The most important banking provision is the recapitalization of the Savings Association Insurance Fund ("SAIF"). The 1996 Act provides for a one time assessment of approximately 65 basis points per $100 of deposits of SAIF insured deposits including Oakar deposits payable on November 30, 1996. For the years 1997 through 1999 the banking industry will assist in the payment of interest on FICO bonds that were issued to help pay for the clean up of the savings and loan industry. Banks will pay approximately 1.3 cents per $100 of deposits for this special assessment, and after the year 2000, banks will pay approximately 2.4 cents per $100 of deposits until the FICO bonds mature in 2017. There is a three year moratorium on conversions of SAIF deposits to BIF deposits. The 1996 Act also has certain regulatory relief provisions for the banking industry. Lender liability under the Superfund is eliminated for lenders who foreclose on property that is contaminated provided that the lenders were not involved with the management of the entity that contributed to the contamination. There is a five year sunset provision for the elimination of civil liability under the Truth in Savings Act. The FRB and Department of Housing and Urban Development are to develop a single format for Real Estate Settlement Procedures Act and Truth in Lending Act ("TILA") disclosures. TILA disclosures for adjustable mortgage loans are to be simplified. Significant revisions are made to the Fair Credit Reporting Act ("FCRA") including requiring that entities which provide information to credit bureaus conduct an investigation if a consumer claims the information to be in error. Regulatory agencies may not examine for FCRA compliance unless there is a consumer complaint investigation that reveals a violation or where the agency otherwise finds a violation. In the area of the Equal Credit Opportunity Act, banks that self-test for compliance with fair lending laws will be protected from the results of the test provided that appropriate corrective action is taken when violations are found.

Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, which was adopted by the Company January 1, 1996. SFAS No. 121 established standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill for all entities. It does not apply to financial instruments, long-term customer relationships of a financial institution, mortgage or other servicing rights, or deferred tax assets. Adoption of SFAS No. 121 has not had a significant impact on the financial condition or operations of the Company.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. This standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. SFAS No. 123 permits companies to continue accounting for equity transactions with employees under existing accounting rules, requiring disclosure in the notes to the financial statements of the proforma net income and earnings per share as if the new method had been applied. This statement was adopted by the Company January 1, 1996. The Company has elected to continue to account for stock based compensation under the existing accounting rules and include the pro forma disclosures; accordingly, this statement has not had an impact on the financial condition or operations of the Company.

The Company is required to adopt SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, in 1997. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is based on consistent application of a financial-component approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Management has not assessed the effect that the adoption of SFAS No. 125 will have on the financial condition or operations of the Company.

Employees

As of March 1, 1997, the Company employed 282 persons (238 full-time and 44 part-time). The Company's employees are not represented by a union or covered by a collective bargaining agreement and management believes that, in general, its employee relations are good.

ITEM 2.  PROPERTIES

The Company currently maintains an administrative facility in Truckee, California which is utilized by Bancorp and SierraWest Bank. During 1996 the Company completed construction on a regional facility/branch in Reno, Nevada and a branch in Carson City, Nevada. Additionally, the Company maintains eleven branches, four stand-alone loan production offices, and one remote off-site ATM machine. All branches and loan production offices are leased to the Company except for the administrative facility and the Reno and Caron City branches which are owned by the Company. The Company believes that it has adequate space within its current facilities to provide for expansion and growth in the near future.


ITEM 3.  LEGAL PROCEEDINGS

During 1987, SierraWest Bank ("the Bank") took title, through foreclosure, of a property located in Placer County which subsequent to the Bank's sale of the property was determined to be contaminated with a form of hydrocarbons. At the time it owned the property, the Bank became aware of and investigated the status of certain underground tanks that had existed on the property. The Bank hired a consultant to study the tanks and properly seal them. Several years later, and after resale of the property, contamination was observed in the area of at least one of the buried tanks and along an adjoining riverbank of the Yuba River. The Bank, at the time of resale of the property, was not aware of this contamination adjacent to the tanks but was aware of the existence of the tanks and disclosed this to its purchaser.

A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board but is being finalized by an independent consultant retained for this purpose. As a result of the discovery of the contamination, two civil lawsuits were instituted against the Bank and other prior owners by the current owner of the property, Rainbow Holding Company, who is also the Bank's borrower. One of the actions, the state court matter, was dismissed by agreement of the parties. The other matter, filed in the summer of 1995 in the U.S. District Court, Eastern District of California, is ongoing, with a settlement conference anticipated in the next several months.

The Bank's external and internal counsel on this matter believe that the Bank's share of the cost of remediation and the costs of defense will not be material to the Bank's or the Company's performance and will be within existing reserves established by the Bank for this matter. It is also expected that clean-up of the property will be undertaken during 1997.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.

                                                          PART II

ITEM 5.  MARKET FOR THE BANCORP'S COMMON STOCK

On July 16, 1991 Bancorp's Common Stock commenced quotation on Nasdaq under the symbol "STBS". Effective with the change in the Bancorp's name during 1996 to SierraWest Bancorp, this symbol changed to "SWBS". The following table sets forth the high and low sales prices of the Bancorp's stock as reported on Nasdaq for the periods indicated.

                                                   High             Low
1995
  First Quarter..............................      9.25            7.50
  Second Quarter.............................      9.50            8.25
  Third Quarter..............................     11.25            8.25
  Fourth Quarter.............................     12.00           10.50

1996
  First Quarter..............................     13.13           10.63
  Second Quarter.............................     15.38           12.50
  Third Quarter..............................     15.00           12.88
  Fourth Quarter.............................     15.75           14.13

1997
  First Quarter (through March 1, 1997)......     19.25           15.38

At March 1, 1997, there were 956 shareholders of record, although management believes there are approximately 2,200 beneficial holders of its Common Stock. On February 28, 1997, the closing sales price of Bancorp's common stock on Nasdaq was $19.00.

Bancorp paid cash dividends of $0.30 per share in 1996 and $0.24 per share in 1995. During 1997, Bancorp's Board of Directors will continue its policy of reviewing dividend payments on a semi-annual basis. No dividends were paid in 1994, 1993 or 1992 because of temporary restrictions placed on the Company by the FDIC, Federal Reserve and the Nevada Department of Commerce, Division of Financial Institutions.

There are regulatory limitations on cash dividends that may be paid by Bancorp, as well as limitations on cash dividends that may be paid by the Bank, which could, in turn, limit Bancorp's ability to pay dividends. Under Federal law and applicable Federal regulations, capital distributions would be prohibited, with limited exceptions, if a bank were categorized as "undercapitalized." Further, the FDIC has the authority to prohibit the payment of dividends by SierraWest Bank if it finds that such payment would constitute an unsafe or unsound practice. See "Supervision and Regulation--Bank Regulation and Supervision." Additionally, further restrictions on the payment of dividends are imposed by covenants under the Company's 8 1/2% convertible subordinated debentures, including the prohibition of the payment of dividends in the event of default on payment of principal or interest on the debentures until such default is cured.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data for the Company as of and for each of the five years in the period ended December 31, 1996. The statements of operations data and statements of financial condition data for each of the five years in the period ended December 31, 1996 are derived from the consolidated financial statements of the Company and the notes thereto. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. Average assets and equity are computed as the average of daily balances (dollars in thousands, except per share amounts).


                                                                                   At or for the Year Ended
                                                                                         December 31,
                                                                    ---------------------------------
                                                                      1996       1995       1994        1993       1992
                                                                      ----       ----       ----        ----       ----
Statements of Operations Data
  Total interest income..................................          $ 33,269   $  25,831  $  19,657  $  17,246   $  16,597
  Total interest expense.................................            12,495       8,491      5,597      4,503       6,876
                                                                   --------   ---------  ---------  ---------   ---------
  Net interest income....................................            20,774      17,340     14,060     12,743       9,721
  Provision for possible loan and lease losses...........             1,010       1,270        885      1,560         915
                                                                   --------   ---------  ---------  ---------   ---------
  Net interest income after provision for possible
    loan and lease losses................................            19,764      16,070     13,175     11,183       8,806
  Total non-interest income..............................             7,338       7,969      9,177     10,214       9,406
  Total non-interest expense.............................            21,697      20,944     17,486     17,023      15,616
  Provision for income taxes.............................             2,077       1,179      1,863      1,670         763
                                                                   --------   ---------  ---------  ---------   ---------

  Net income.............................................          $  3,328   $   1,916  $   3,003  $   2,704   $   1,833
                                                                   ========   =========  =========  =========   =========

Statements of Financial Condition Data
  Total assets...........................................          $447,889   $ 337,518  $ 259,975  $ 250,065   $ 243,758
  Loans and leases, net(1)...............................           318,820     236,124    169,393    156,347     152,603
  Allowance for possible loan and lease losses...........             4,546       3,845      3,546      3,472       2,742
  Total deposits.........................................           399,651     293,154    218,876    220,768     211,976
  Convertible debentures.................................             8,520      10,000     10,000        250         250
  Shareholders' equity...................................            33,916      29,833     28,163     25,645      22,907

Per Share Data(2)
  Book value.............................................          $  12.24   $   11.51  $   10.75  $    9.90   $    8.84
  Net income:
    Primary..............................................              1.19        0.72       1.12       1.04        0.73
    Fully diluted........................................              1.01        0.66       0.96       1.02        0.71
  Cash dividends declared................................              0.30        0.24          0          0           0

  Shares used to compute net income per share:
    Primary..............................................             2,802       2,678      2,678      2,609       2,503
    Fully diluted........................................             3,747       3,687      3,606      2,657       2,642

  Dividend payout ratio:
    Primary..............................................              25.2%       33.3%       0.0%       0.0%        0.0%
    Fully diluted........................................              29.7        36.4        0.0        0.0         0.0


Selected Ratios
  Return on average assets...............................               0.9%        0.7%       1.2%       1.2%        0.8%
  Return on average shareholders' equity.................              10.5         6.5       11.2       11.1         8.6
  Net interest margin(3).................................               6.2         7.1        6.5        6.7         5.4
  Average shareholders' equity to average assets.........               8.3        10.2       10.4       10.4         9.7




                                                                                   At or for the Year Ended
                                                                                         December 31,
                                                                    ---------------------------------
                                                                      1996       1995       1994        1993       1992
                                                                      ----       ----       ----        ----       ----
Asset Quality Ratios
  Allowance for possible loan and lease losses to total loans        1.4%       1.6%       2.1%        2.2%       1.8%
  Allowance for possible loan and lease
     losses to nonaccrual loans.............................        84.8       70.2      142.9       120.9       72.5

  Net charge-offs to average loans outstanding..............         0.1        0.5        0.5         0.4        0.5
  Nonaccrual and restructured performing loans to total loans        1.7        2.3        1.5         1.9        2.5
  Nonperforming assets to total assets......................         1.3        1.8        1.4         1.6        2.0

Ratio of Earnings to Fixed Charges(4)
    Excluding interest paid on deposits.....................        5.0x       3.2x       5.0x       13.1x       8.2x
    Including interest paid on deposits.....................        1.4x       1.3x       1.8x        1.9x       1.4x

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

Selected Quarterly Financial Information

The following table sets forth the Company's unaudited data regarding operations for each quarter of 1996 and 1995. This information, in the opinion of management, includes all adjustments (which are of a normal recurring nature) necessary to state fairly the information therein. The operating results for any quarter are not necessarily indicative of results for any future period (amounts in thousands except per share data).

                                                                                  Quarter
                                                       First            Second            Third            Fourth
1996

Interest income....................................   $  7,426         $   7,803        $   8,714         $   9,326
Interest expense...................................      2,748             2,889            3,275             3,583
                                                      ----------       ------------     -----------       -----------
Net interest income................................      4,678             4,914            5,439             5,743
Provision for possible loan and lease losses.......        510               150              250               100
                                                      ------------     --------------   -------------       ------------
Net interest income after provision for possible
  loan and lease losses............................      4,168             4,764            5,189             5,643
Total non-interest income..........................      1,666             1,755            1,825             2,092
Total non-interest expense.........................      4,910             5,920            5,472             5,395
                                                      ----------       -------------    -------------     -------------
Income before provision for income taxes...........        924               599            1,542             2,340
Provision for income taxes.........................        357               211              602               907
                                                      ------------     --------------   -------------       ------------

Net income.........................................   $    567        $      388       $      940        $    1,433
                                                      ==========       ============     ============      ============
Primary earnings per share.........................   $   0.21         $    0.14        $    0.33         $    0.50
Fully diluted earnings per share...................       0.18              0.13             0.28              0.41


1995
Interest income....................................   $  5,601         $   6,134        $   6,766         $   7,330
Interest expense...................................      1,625             1,930            2,286             2,650
                                                      --------         ---------        ---------         ---------
Net interest income................................      3,976             4,204            4,480             4,680
Provision for possible loan and lease losses.......        270               320              390               290
                                                      --------         ---------        ---------         ---------
Net interest income after provision for possible
  loan and lease losses............................      3,706             3,884            4,090             4,390
Total non-interest income..........................      2,157             1,924            1,977             1,911
Total non-interest expense.........................      5,034             5,105            5,020             5,785
                                                      --------         ---------        ---------         ---------
Income before provision for income taxes...........        829               703            1,047               516
Provision for income taxes.........................        301               267              424               187
                                                      --------         ---------        ---------         ---------

Net income.........................................   $    528         $     436        $     623         $     329
                                                      ========         =========        =========         =========
Primary earnings per share.........................   $   0.20         $    0.16        $    0.23         $    0.12
Fully diluted earnings per share...................       0.18              0.15             0.20              0.12


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations For the Years Ended December 31, 1996, 1995 and 1994

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

Net income for the year ended December 31, 1996 increased 73.7%, from $1.9 million during 1995 to $3.3 million during 1996. This increase resulted from a 19.8% increase in net interest income. Partially offsetting the increase in net interest income was a decline of 7.9% in non-interest income and an increase of 3.6% in non-interest expenses.

The following table summarizes the operating results for the years ended December 31, 1996, 1995, and 1994 (amounts in thousands except percentage amounts):

                                           December 31,                    1996 over 1995             1995 over 1994
                               ------------------------------------     ----------------------    ------------------
                                  1996         1995         1994        Amount    Percentage(1)   Amount     Percentage(1)
                                  ----         ----         ----        ------    -------------   ------     -------------

Total interest income......... $ 33,269      $ 25,831      $19,657      $ 7,438         28.8%      $ 6,174        31.4%
Total interest expense........   12,495         8,491        5,597        4,004         47.2         2,894        51.7
                               -------       -------      -------      -------                    -------
Net interest income...........   20,774        17,340       14,060        3,434         19.8         3,280        23.3
Provision for possible
  loan and lease losses.......    1,010         1,270          885         (260)       (20.5)          385        43.5
                               -------       -------      -------      ---------                  -------
Net interest income after
   provision for possible
   loan and lease losses. .      19,764        16,070       13,175        3,694         23.0         2,895        22.0
Total non-interest income.....    7,338         7,969        9,177         (631)       ( 7.9)       (1,208)      (13.2)
Total non-interest expense....   21,697        20,944       17,486          753          3.6         3,458        19.8
                               -------       -------      -------      -------                    -------
Income before provision for taxes 5,405         3,095        4,866        2,310         74.6        (1,771)      (36.4)
Provision for income taxes . .    2,077         1,179        1,863          898         76.2          (684)      (36.7)
                                -----        -------      -------      -------                    --------

Net Income                     $  3,328       $ 1,916      $ 3,003      $ 1,412         73.7       $(1,087)      (36.2)
                               =======       =======      =======      ========                   ========

(1)      Increase (decrease) over previous year's amount.


Net Interest Income. Net interest income is influenced by a number of factors such as the volume and distribu tion of interest earning assets, the rate charged on loans for interest and fees, the rate earned on investments and federal funds sold and the rate paid for deposits and other liabilities.

The following table sets forth (in thousands), for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and from changes in rates. Income from tax-exempt securities has not been presented on a tax-equivalent basis as it is not significant. For purposes of this table, the change not solely attributable to volume or rate has been allocated to change due to rate.

                                                        1996 over 1995                       1995 over 1994
                                             ----------------------------------     -----------------------
                                                Volume        Rate        Total        Volume       Rate       Total

Increase (Decrease) in Interest Income:
Loans.......................................  $  9,429    $  (2,505)   $  6,924      $  3,853   $  2,343   $   6,196
Mutual funds................................       (23)         (10)        (33)         (139)        43         (96)
Taxable securities..........................       (57)          99          42          (231)       163         (68)
Tax-exempt securities.......................       139           30         169            16         (4)         12
Federal funds sold..........................       422          (78)        344           (54)       170         116
Other deposits..............................         7          (15)         (8)            6          8          14
                                              --------    ---------    ---------     --------   --------   ---------

Total.......................................     9,917       (2,479)      7,438         3,451      2,723       6,174
                                              --------    ---------    --------      --------   --------   ---------

Increase (Decrease) in Interest Expense:
Deposits:
  Savings deposits..........................         3           (6)         (3)          (28)        (3)        (31)
  Transaction accounts......................       350          275         625          (137)       238         101
  Time deposits.............................     3,747         (267)      3,480         1,255      1,538       2,793
                                              --------    ---------    --------      --------   --------   ---------

Total.......................................     4,100           2        4,102         1,090      1,773       2,863
                                              --------    --------     --------      --------   --------   ---------

Other borrowings............................         (2)        (10)        (12)            5        (41)        (36)
Convertible debentures......................        (60)        (26)        (86)           72         (5)         67
                                              ---------   ---------    ---------     --------   ---------  ---------

Total.......................................     4,038          (34)      4,004         1,167      1,727       2,894
                                              --------    ---------    --------      --------   --------   ---------
Increase in
  net interest income.......................  $  5,879    $  (2,445)   $  3,434      $  2,284   $    996   $   3,280
                                              ========    =========    ========      ========   ========   =========

As disclosed in the foregoing table, the Company's net interest income in 1996 and 1995 increased over preceding years. In both 1996 and 1995 volume increases were related to an increase in the asset size of the Company. During 1996 and 1995, total daily average assets increased by 33.3% and 11.1%, respectively. During these same periods, the volume component of the increase in net interest income was 33.9% and 16.3%, respectively.

During 1995 and 1996, the rate of increase in the volume component of the increase in net interest income exceeded the increase in average daily assets, primarily as a result of an increase in the percentage of average interest earning assets to average total assets from 83.7% in 1994 to 85.3% during 1995 and 87.7% in 1996. This increase in average interest earning assets was partially offset by a decrease in average non-interest-bearing deposits as a percentage of average total deposits from 22.0% in 1994 to 21.0% in 1995 and 19.0% during 1996.

During 1994 and in 1995 and 1996, the Company found itself in the position of funding much of its growth through the use of interest-bearing deposits. The Company charges interest rates and fees in accordance with general economic conditions, capital and liquidity constraints, and desired net interest margin levels.

Approximately 79% of the Company's loan portfolio consists of variable rate loans tied to the prime rate for leading west coast U.S. banks. The prime interest rate is influenced by forces outside the Company's control. Because the Company has less variable rate deposits than variable rate loans, the Company would expect to incur a reduction in its net interest margin when interest rates fall, and when interest rates rise, the reverse would be expected to apply.

During the first quarter of 1996 the Company moved to mitigate the effect of the change in the prime rate on its net interest income by entering into a three year $20 million notional amount interest rate swap agreement with a major bank. Under this agreement the other bank pays a fixed rate of 8.17% and receives from the Company the prime rate. If prime increases by 1%, the Company would pay the other bank $216 thousand on an annual basis. Conversely, if prime decreases by 1%, the other bank would pay the Company $184 thousand on an annual basis. At the current prime rate of 8.25%, the Company will pay the other bank $16 thousand annually. Any payments made or received by the Company under the terms of the agreement are more than offset by the corresponding increase or decrease in interest on its variable rate loans. This transaction has a similar effect to that of converting approximately 7% of the Company's variable rate loans to a fixed rate.

The average prime rate for leading banks and as used by the Company ("prime rate") for 1996 was 8.27% compared to 8.83% in 1995. This decrease equates to a negative price variance in 1996 of $1.3 million compared to an actual negative price variance of $2.5 million. The difference includes a decrease in the contribution of loan fees. As a percentage of average loans, loan fees represented 0.42% in 1996, 0.55% in 1995 and 0.78% in 1994. In addition to the decrease in prime and the decline in loan fees as a percentage of average loans, during 1996 the Company has experienced increased competition in the pricing of its loans.

In 1995, the average prime rate was 8.83% compared to 7.13% for 1994. This 1995 increase equated to a positive price variance in 1995 of $2.9 million compared to an actual positive price variance of $2.3 million. The difference is primarily related to a decrease in the contribution of loan fees.

The positive volume variance in federal funds sold during 1996 resulted from the Company's increase in liquid assets as its overall size increased. During 1995 and continuing into 1996 the positive spread between short-term U.S. Government securities and federal funds sold narrowed from 1994 levels and the Company therefore increased its reliance on federal funds sold for short-term investment purposes. In addition, a higher level of federal funds sold was desired given the increase in loan funding levels.

The 1996 and 1995 rate variances in federal funds sold are primarily attributed to the interest rate changes during these periods. The negative volume variance in 1995 includes the effect of the Company's lowering its average investment in these funds while increasing its holdings of the guaranteed portion of SBA loans.

The Company has kept its investment portfolio relatively short-term in recent years, with the goal of focusing its attention on short-term liquidity needs. During 1995 and 1996 the Company increased its holding of guaranteed portions of SBA loans. These loans, which can be sold in relatively short periods of time, provide an available source of additional liquidity. During 1996 the Company has decreased its reliance on short-term U.S. securities in funding its liquidity needs while increasing its holdings of longer term tax-exempt securities. These tax-exempt securities provide an attractive investment alternative given the current interest rate environment and the increase in the average maturity of the investment portfolio is consistent with the additional sources of short-term liquidity.

The positive rate variance during 1996 in taxable investment securities and tax-exempt securities is primarily related to an increase in the average maturity of these portfolios, from a weighted average of 2.2 years in 1995 to
4.0 years in 1996, excluding mortgage-backed securities.

Mutual funds consist of investments in mutual funds whose assets are invested primarily in U.S. government securities. Mutual funds held during 1995 and 1996 related to a non money market mutual fund held principally for investment purposes. The price variances for both 1995 and 1996 reflect the general changes in interest rates during these periods and additionally during 1995 includes the effect of the discontinuance of the use of money market mutual funds in the Company's investment portfolio.

Other assets consist primarily of the cash surrender value of officers' life insurance policies. Interest earned on these policies is reduced by insurance costs incurred including, at the start of the second and third years for each policy, a surrender charge. The modest volume increases in both 1996 and 1995 is due to retention of accrued interest in the policies. Because the Company is now funding new employee participation with traditional pay as you go life insurance versus single premium life insurance, the volume increases in this asset will for the future be limited to retained income for existing single premium policies. The rate variances in 1995 and 1996 are associated with market rate conditions.

The average balance and average rate paid on interest bearing transaction accounts during 1996 and 1995 are as follows:

                                                     Year Ended December 31,

                                              1996                                  1995
                                     ----------------------------------    -------------

                                                    Money                              Money
                                         NOW       Market               NOW           Market
Average Balance..................    $  43,660      $59,303           $36,995         $50,606
Rate paid........................        1.23%        3.51%             1.26%           3.02%

The rates paid on the Company's deposits are primarily driven by market conditions in its service areas. During 1995 the Company incurred an increase in the average rate paid on its time deposits, from 4.17% in 1994 to 5.85% in 1995. The average rate paid on interest bearing transaction accounts increased as well, however at a slower rate.

In 1996 the average rate paid on time deposits declined to 5.68%, but the rate paid on money market accounts increased. The increase in money market rates includes the effect of tiering money market accounts at the Company's Nevada operations and general market conditions in the Company's service area.

Average interest bearing transaction accounts increased by $15.4 million in 1996. During 1995 the Company added four new branches located in Carson City, Nevada, and in Sacramento, South Grass Valley and Auburn, California. Average interest bearing transaction accounts increased in 1996 by $14.9 million at these branches.

The Company has relied on time deposits to fund most of its growth during 1995 and 1996. Average time deposits increased by $64.1 million during 1996. Of this increase, $23.0 million was generated at the four new branches and average out-of-area CD's increased by $8.6 million. In addition, average time deposits held by public agencies increased by $8.3 million. Out-of-area CD's totaled $45.8 million at December 31, 1996 or 11.5% of total deposits at that same date.

During the 1995 period the Company's average time deposits increased by $30.1 million or 49.0% while its average Money Market accounts decreased by $11.3 million or 18.3%. The Company attributes the decrease in Money Market accounts both to a movement into higher interest rate time deposits and a movement into non-bank money market accounts.

The increase in average time deposits during 1995 included both an increase in out-of-area CD's as well as retail CD's generated through the Company's branch network. Out-of-area CD's at December 31, 1995 totaled $34.8 million or 11.9% of total deposits at this same date. This represents an increase of $17.1 million over the December 31, 1994 balance. Total CD's increased by $70.7 million between December 31, 1994 and December 31, 1995 while average CD's increased by $30.1 million during this same time period of which $6.5 million represents out-of-area time deposits.

The rate variances in time deposits for 1995 and 1996 primarily relate to market conditions.

Other borrowings consist primarily of federal funds purchased from other banks and a $300 thousand capital lease related to the Company's Gateway branch. The negative rate variance experienced during 1995 and 1996 includes the effect of capitalizing interest expense on the construction of branch facilities in Reno and Carson City, Nevada.

The volume variance in convertible debentures in 1995 relates to the issuance of the Bancorp's 8 1/2% optional convertible debentures. The negative rate and volume variances during 1996 in convertible debentures relate to the conversion into common stock of debentures having a principal balance of $1.48 million. When presented for conversion any accrued but unpaid interest on debentures is forfeited by the debenture holder.

Provision  for  Possible   Loan  and  Lease   Losses.   At  December  31,  1996,
approximately 73% of the Company's loan portfolio was held in loans collateralized primarily by real estate. Particular attention is given by the Company to factors affecting the real estate markets. The primary risk elements considered by management with respect to commercial real estate loans are changes in real estate values in the Company's market area and general economic conditions. The primary risks associated with other commercial loans are the financial condition of the borrower, general economic conditions in the Company's market area, the sufficiency of collateral, the timeliness of payment, and interest rate fluctuations. The primary risk elements considered by management with respect to other loans are the lack of timely payment and the value of collateral. The Company has a reporting system that monitors past due loans and management has adopted policies to preserve the Company's position as a creditor.

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

In evaluating the Company's loan loss reserve, management considers the credit risk in the various categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio which includes SBA loans and local commercial loans. From inception of its SBA lending program in 1983, the Company has sustained a relatively low level of losses from these loans, averaging less than 0.5% of loans outstanding per year.

Most of the Company's non-SBA commercial loan losses have been for loans to businesses within the Tahoe basin area and during 1994 and 1995 at the Company's Reno, Nevada branch. The Company believes that it has taken steps to minimize its commercial loan losses, including centralization of lending approval and processing functions. It is important for the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. To offset the added risk these loans may represent, the Company typically charges a higher interest rate. It also attempts to mitigate this risk through the loan review and approval process.

The provision for loan and lease losses for the year ended December 31, 1996 was $1.0 million and net loan losses were $309 thousand. The provision in 1996 is primarily attributable to growth in the loan portfolio. Excluding the guaranteed portion of loans, loans increased $76 million and $49 million during 1996 and 1995, respectively. The end of period allowance for possible loan and lease losses was $4.55 million or 1.41% of loans and leases at December 31, 1996. During 1995 the provision for possible loan and lease losses was $1.3 million and net loan losses were $971 thousand. The allowance for possible loan and lease losses at December 31, 1995 totaled $3.85 million, which represented 1.60% of loans and leases outstanding. Excluding loans and portions of loans guaranteed by the federal government, the allowance for possible loan and lease losses to total loans and leases was 1.59% at December 31, 1996 and 1.83% at December 31, 1995.

The following table sets forth the ratio of the allowance for possible loan and lease losses to nonperforming loans, the ratio of the allowance for possible loan and lease losses to total loans and leases and the ratio of nonperforming loans to total loans and leases as of the dates indicated.

                                                                                        Year Ended December 31,
                                                                                     1996        1995      1994
                                                                                     ----        ----      ----
Allowance for possible loan and lease losses to nonperforming loans.............     84.8%       70.2%     142.9%
Allowance for possible loan and lease losses to total loans and leases..........      1.4%        1.6%       2.1%
Nonperforming loans to total loans and leases...................................      1.7%        2.3%       1.4%

The balance of nonperforming loans at December 31, 1995 includes $564 thousand in loans which were classified as in-substance foreclosures at December 31, 1994. Non-performing loans at December 31, 1996 and 1995 include loans and portions of loans guaranteed by the federal government totaling $2.2 million and $1.9 million, respectively. There were no non-performing loans guaranteed by the federal government at December 31, 1994. Excluding the guaranteed loans the allowance for possible loan and lease losses to nonperforming loans increases to 141.8% at December 31, 1996 and 107.1% at December 31, 1995. Additionally, nonperforming loans to total loans and leases drops to 1.0% at December 31, 1996 and 1.5% at December 31, 1995.

Management considers the allowance of $4.55 million at December 31, 1996, to be adequate as a reserve against foreseeable losses at that time.

Total Non-Interest Income. Total non-interest income for the year ended December 31, 1996 decreased by 7.9% from the 1995 level. For 1995 non-interest income decreased by 13.2% as compared to 1994.

The following table summarizes the principal elements of total non-interest income and discloses the increases (decreases) and percent of increases (decreases) for 1996 and 1995 (amounts in thousands except percentage amounts):

                                                                                    Increase (Decrease)
                                      Year Ended December 31,              1996 over 1995           1995 over 1994
                                  1996         1995         1994        Amount     Percentage     Amount   Percentage
Service charges                $ 1,722        $1,755       $1,517       $  (33)       (1.9)%   $   238        15.7%
Securities (losses)/gains......     (8)          (62)          (4)          54        87.1         (58)   (1,450.0)
Net gain on sale of loans......    373           307        2,300           66        21.5      (1,993)      (86.7)
Net loan servicing income......  4,087         4,667        4,474         (580)      (12.4)        193         4.3
Other income...................  1,164         1,302          890         (138)      (10.6)        412        46.3
                               -------        ------       ------       ------                   -------

                               $ 7,338        $7,969       $9,177       $ (631)      (7.9)     $(1,208)       (13.2)
                               =======        ======       ======       ======                 ========


Service charges on deposit accounts increased by 15.7% in 1995 over 1994 levels and declined 1.9% in 1996 as compared to 1995 levels. The increase in 1995 includes the effect of an increase in average non-interest-bearing demand accounts and an increase in overdraft charges generated from the Company's Nevada operations.

The securities loss of $62 thousand incurred in 1995 included a loss of $46 thousand generated on the sale of $500 thousand in mutual funds. The Company currently maintains in its investment portfolio mutual funds with a market value of $1.34 million at December 31, 1996 and an original cost of $1.5 million at this same date. The net gain on the sale of loans includes net gains on sale of SBA loans of $339 thousand, $307 thousand and $2.3 million in 1996, 1995 and 1994, respectively.

Sales of SBA 7(a) loans in 1996, 1995, and 1994 were $5.6 million, $5.6 million, and $38.2 million, respectively. In 1995 the Company altered its strategy with respect to the sale of SBA 7(a) loans. Rather than continuing to sell the guaranteed portion of the portfolio the Company began to retain the guaranteed portion and plans to securitize and sell portions of unguaranteed SBA loans. The Company estimates that the decline in sales between 1994 and 1995 would have been reduced by up to $15.4 million if it had continued to sell the guaranteed portion of loans available for sale in 1995, resulting in an estimated decline in sales of approximately $17.2 million. This decline includes the effect of temporary restrictions in the SBA program which were in place during most of 1995. These temporary restrictions reduced the maximum loan that could be made under the SBA 7(a) program and in most cases eliminated guarantees for refinanced debt. At December 31, 1996 the Company had $29.1 million of guaranteed portions of SBA loans, which it could sell, an increase of $13.7 million over the $15.4 million held at December 31, 1995. SBA loan sales during 1996 primarily relate to loans to the hotel/motel industry. By selling these guaranteed portions the Company is able to take advantage of new lending opportunities in this industry while maintaining an acceptable level of loans to this industry in its portfolio. The decline in SBA loan production in 1996 as compared to 1994 and earlier years includes the effect of increased competition in the SBA market place, a temporary shortage of qualified SBA underwriters and a reduction in the dollar volume of loans referred by SBA loan packagers.

To support its SBA program the Company has, since 1983, relied in part on third party SBA loan packagers. In 1996, approximately 32% of the Company's SBA loans were generated by SBA packagers. This compares to 27% during 1995. The packagers refer proposed SBA loans to the Company and provide certain services to the borrowers. The packagers receive fees of a fixed amount from the borrowers, not exceeding limits prescribed by the SBA, for preparing the SBA loan application for the borrower. They also receive a fee from the Company for referring the loans. These referral fee payments are included in the basis of loans and hence are not disclosed separately in the Company's financial statements. Referral fees for 1996, 1995, and 1994 totaled $90 thousand, $200 thousand, and $481 thousand, respectively. The reduction in packagers volume in 1995 and 1996 includes the loss of loan packages to competition based on price and underwriting factors and the focus by the Company on its loan production offices as its primary source for generating new loans.

To mitigate the effect of the changes in the SBA program, the Company has begun expanding its ability to generate an increased volume of SBA loans through the establishment of new loan production offices in Las Vegas in December 1993, in Buena Park in Southern California in February 1995 and in Fresno in December 1995, and the addition of personnel at other offices. During 1997 the Company expects to open a new loan production office in Denver, Colorado.

The Company experienced disappointing results at its Buena Park facility and closed it during 1996. In lieu of providing a full office, the Company contracted with an established loan broker to provide SBA loan referrals from the Southern California market. The contract gives the Company an exclusive right of first refusal on all 7(a) loans referred by this broker. To date, loans referred through this source have not been significant.

In addition, the Company has increased its efforts to diversify its lending activities and during 1995 and 1996 has experienced significant gains in its construction, real estate and non-SBA commercial loan portfolios.

Net loan servicing income decreased by 12.4% in 1996 as compared to 1995. This compares to an increase of 4.3% in 1995 over 1994. Net loan servicing income primarily consists of net servicing income on SBA loans. For the years ended December 31, 1996, 1995 and 1994, net servicing income on SBA loans totaled $4.1 million, $4.7 million and $4.5 million, respectively. Servicing income on SBA loans is reported net of the amortization of the Excess Servicing recorded on the sale of the same loans and the amortization of purchased servicing.
Amortization is based on the expected average life of the related loans. To date, actual prepayment experience reflects an average life in excess of the estimated life.

The increase in net servicing income on SBA loans in 1995 is primarily attributable to a change made by the Company during the third quarter of 1994 related to its estimates of the prepayment speeds of the SBA loans it services. The effect of this change was to decrease amortization expense by approximately $400 thousand in 1994 and $800 thousand in 1995. Servicing income exclusive of amortization, has declined from $6.4 million in 1994 to $6.2 million in 1995 and $5.6 million during 1996. These declines relate to payments on existing loans including normal amortization and prepayments. During 1996 the Company experienced an increase in prepayments associated with refinancing by other banks.

Other income consists primarily of merchant credit card fees and gains during 1995 and 1994 on sale of the right to service mortgage loans. In 1996 the Company increased its staffing and emphasis on sale of mutual funds and annuities through a third party marketer generating revenue of $333 thousand from this source, an increase of $240 thousand from the $93 thousand generated from these sales during 1995.

Merchant credit card revenue totaled $473 thousand in 1996, $442 thousand in 1995 and $410 thousand in 1994.

Gain on sales of servicing rights on mortgage loans totaled $190 thousand in 1995 and $223 thousand in 1994. During 1994 and into 1995 the Company experienced a reduction in demand and a decline in profit margins in its mortgage banking operations. During 1995, as a result of the decline in profitability of this operation and to focus on the Company's most strategically important activities, the Company closed its mortgage banking operations. As a result of a termination of its mortgage banking operations, the Company did not generate gains from the sale of mortgage servicing rights in 1996.

Other significant sources of Other income during 1996 include rental income of $129 thousand and an $84 thousand insurance recovery on a 1995 foreclosure loss. During 1995 the Company recorded income of $242 thousand related to its mortgage banking operations and $83 thousand in rental income. Additionally, during December 1995, the Company sold $5.3 million in commercial real estate loans from the portfolio and recorded a gain of $176 thousand on this sale.

Non-Interest Expense. The ratio of the Company's non-interest expenses to total assets is higher than for California banks in general because SierraWest Bank experiences higher operating expenses in its Lake Tahoe area of operation and employs additional personnel and utilizes additional facilities to manage its SBA loan program. Because of the extreme climatic conditions in the Lake Tahoe area of operations (temperatures range from -35 degrees to +100 degrees and average snow levels exceed 150 inches per year), local building codes require more expensive construction and the Company experiences added costs of heating and snow removal which increase occupancy costs. Additionally, the Company's supplies are generally more expensive than in larger metropolitan regions because of the added cost of freight.

The following table computes the ratio of major non-interest expense categories to total average assets (in thousands except for percentage amounts):

                                                          Salaries              Occupancy
                                                             and                   and                  Other
             Year Ended              Average               Related              Equipment           Non-Interest
            December 31,             Assets              Benefits(1)            Expenses              Expenses

                1996               $381,620                  3.1%                  0.9%                  1.6%
                1995                286,194                  3.7                   1.2                   2.4
                1994                257,609                  3.7                   1.1                   1.7


(1) Excludes bonuses. Including bonuses, percentages would be 3.2%, 3.7% and 3.9% for the years ended December 31, 1996, 1995 and 1994, respectively.


The following table summarizes the principal elements of non-interest expenses and discloses the increases (decreases) and percent of increases (decreases) for 1996 and 1995 (amounts in thousands except percentage amounts):

                                                                                     Increase (Decrease)
                                      Year Ended December 31,              1996 over 1995             1995 over 1994
                                  1996         1995         1994        Amount     Percentage     Amount      Percentage
Salaries and related benefits  $11,884       $10,564      $ 9,537      $ 1,320         12.5%      $ 1,027        10.8%
Bonuses......................      202            63          544          139        220.6          (481)      (88.4)
Occupancy and equipment......    3,486         3,401        2,960           85          2.5           441        14.9
Insurance....................      242           277          286          (35)       (12.6)           (9)       (3.1)
Postage......................      337           304          249           33         10.9            55        22.1
Stationery and supplies......      416           334          252           82         24.6            82        32.5
Telephone....................      374           350          262           24          6.9            88        33.6
Advertising..................      600           715          298         (115)       (16.1)          417       139.9
Legal fees...................      484           470          149           14          3.0           321       215.4
Consulting fees..............      506           263          128          243         92.4           135       105.5
Audit and accounting fees....      151           150          131            1          0.7            19        14.5
Directors' fees and expenses.      429           909          349         (480)       (52.8)          560       160.5
FDIC assessments.............        4           284          575         (280)       (98.6)         (291)      (50.6)
Other........................    2,582         2,860        1,766         (278)        (9.7)        1,094        61.9
                               -------       -------      -------      --------                   -------

                               $21,697       $20,944      $17,486      $   753          3.6       $ 3,458        19.8
                               =======       =======      =======      =======                    =======


The increase in salary expense includes the effect of the four new branches opened in 1995, partially offset by the termination of the Company's mortgage operations. In addition in 1996, the Company has increased the number of employees whose compensation is partially commission based and has changed the commission structure of many of its loan production personnel. In total, commissions and incentive pay have, exclusive of mortgage banking operations, increased by $883 thousand during 1996 as compared to 1995, including a $438 thousand increase in commissions paid for the generation of SBA and other government guaranteed loans. This increase includes the changes described above as well as an increase in volume of loan originations.

During 1996, the Company maintained four bonus plans. The first plan pays bonuses to full time noncommissioned employees below the rank of Senior Vice President. A total of $93 thousand was paid under this plan during 1996. A second plan provides optional bonuses to employees below the rank of Assistant Vice President for accomplishments that are beyond the general expectation of their supervisor. Payments totaled $37 thousand under this plan in 1996. A third plan is reserved for the Audit and Legal departments of the

Company whose bonus is determined by the Company's Audit and Personnel Committees. A total of $37 thousand is included in bonus expense at December 31, 1996 for this plan. The fourth plan covers Senior management of the Company and is payable upon achieving certain predefined goals. No incentive bonuses were earned in 1996 under this plan. Additionally, the Company's CEO may make recommendations to the Personnel Committee outside of the plans for bonus payments to Senior Management employees. Included in the 1996 bonus expense is $35 thousand related to these recommendations.

The bonus expense in 1995 relates to the Legal and Audit departments. In addition, during 1995 the Company had an incentive plan in place covering all non-commissioned employees; however, no bonuses were earned under this plan. A total of $544 thousand was earned under bonus plans in place during 1994.

The Company maintains a financial institutions bond for its operations and directors and officers insurance. The decrease in overall insurance costs from 1994 levels resulted from a softening of the insurance market for financial institutions and a change in insurance carriers. The increase in postage includes both an increase in the size of the Company and an increase in rates effective January, 1995. Stationery and supplies costs increased in excess of the increase in average assets during 1995 primarily related to $45 thousand incurred for the start up and 1995 operations of the four new branches. This cost remained high in 1996 because of costs associated with printing forms and supplies following the change in the Company's name. Telephone costs during 1995 and 1996 included the costs of an expanded branch system and an upgrade and expansion of the Company's data communication telephone lines. Advertising in 1995 includes an expanded budget and costs related to the new branches.

The increase in legal expense during 1996 relates primarily to two litigation matters. One matter went to trial in June 1996 and was decided in the Company's favor. Increased costs were incurred in the second matter, which is ongoing and relates to a property acquired by the Company through foreclosure and subsequently sold. See Item 3. "Legal Proceedings" for a description of this matter. The increase in legal expenses during 1995 relates to general litigation matters and a voluntary internal investigation of the Company's investment in an entity known as Community Assets Management. The change in consulting costs during 1995 is primarily related to a corporate identity study, a review of directors' compensation and assistance in strategic planning. The increase in consulting during 1996 primarily relates to costs associated with the changing of the name of the Company's subsidiary. Other significant components of consulting expenses during 1996 include payments made for outside credit reviews of the Company's loan portfolio and $90 thousand paid to an SBA loan broker who provides referrals from the southern California marketplace.

The decrease in FDIC assessments is related to a reduction in rates. Effective June 1, 1995, the FDIC revised its rate schedule reducing rates to reflect the fact that the Bank Insurance Fund was fully recapitalized at the end of May 1995.

Included in other expense in 1996 are $352 thousand related to a reduction in staffing effective May 1, 1996, $70 thousand on a litigation matter and $114 thousand related to a servicing error on an SBA loan. Other expense in 1995 includes a $100 thousand business loss related to other real estate owned, $232 thousand related to two litigation matters, $243 thousand related to the termination of the Company's mortgage operations, and a pretax charge of $530 thousand during the fourth quarter related to the closing of the Company's branch located in the Crescent V Shopping Center in South Lake Tahoe, California. The customer accounts formerly maintained in this branch were transferred to the Company's Bijou branch which is located approximately one mile away.

Provision for Income Taxes. The provision for income taxes was $2.08 million, $1.18 million and $1.86 million for the years ended December 31, 1996, 1995 and 1994, respectively, representing 38.4%, 38.1% and 38.3%, of income before taxation for the respective years.

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

The Company has various sources of liquidity. Increases in liquidity result from the maturity or sale of assets. Other than cash itself, short-term investments like federal funds sold are the most liquid assets. Also, investment securities available for sale can be sold prior to maturity as part of prudent asset/liability management in response to changes in interest rates and/or prepayment risk as well as to meet liquidity needs. Additionally, liquidity is provided by loan repayments and by selling loans in the normal course of business. At December 31, 1996, the Company had $29.1 million in guaranteed portions of SBA loans available for sale, most of which could be sold within a short period of time compared to $15.4 million of SBA loans available for sale at December 31, 1995. In management's view, these loans represent an available source of liquidity. Deposits such as demand deposits, savings deposits and retail time deposits also provide a source of liquidity. They tend to be stable sources of funds except that they are subject to seasonal fluctuations. The Company maintains an adequate level of cash and quasi-cash items to meet its day-to-day needs and in addition, at December 31, 1996, the Company had unsecured lines of credit totaling $6 million with its correspondent banks.

During 1995 the Company changed its strategy from the selling of the guaranteed portion of SBA loans to retaining these portions of loans in its portfolio. Additionally the Company announced that it intends to securitize and sell the unguaranteed portion of SBA loans. The Company expects to complete the first such securitization during 1997 and expects to include up to $50 million of the unguaranteed portion of SBA loans in this securitization.

Cash and due from banks and federal funds sold as a percentage of total deposits were 14.7% at December 31, 1996 as compared to 13.4% at December 31, 1995. Cash and due from banks totaled $26.4 million at December 31, 1996 as compared to $18.7 million at December 31, 1995, and federal funds sold totaled $32.2 million at December 31, 1996 as compared to $20.5 million at December 31, 1995. Federal funds sold represent deposits with major banks and are predominantly uninsured. The uninsured portion of these deposits together with the uninsured portion of cash deposited with other institutions totaled $32.6 million as of December 31, 1996. In the event of a failure of any of these institutions, the Company could lose all or part of its deposits. To mitigate this risk, the Company periodically examines the financial statements of these institutions and limits the amount it deposits with any single institution.

The federal funds levels at December 31, 1996 is higher than the Company currently considers necessary for day-to-day liquidity needs. Consistent with the Company's on-going asset/liability management policies the Company will look to invest excess federal fund holdings in appropriate alternative interest-earning assets.

Total gross loans and leases, exclusive of unearned income on leases and deferred loan fees/costs, increased by $84.3 million from $240.8 million at December 31, 1995 to $325.1 million at December 31, 1996. The increase included $29.7 million in SBA loans, $15.1 million in other commercial loans, $28.5 million in real estate mortgage, $4.9 million in real estate-construction, $5.8 million in leases and $0.3 million in individual and other loans. The increase in SBA loans relates primarily to the Company's decision to retain the guaranteed portion of SBA loans and additionally to an increase in lending directed towards the SBA's 504 program. The increase in other loans reflects the Company's efforts to expand and diversify its non-SBA lending activities. The increase in real estate - mortgage loans primarily relates to Sacramento and Reno operations. The $84.3 million increase in the loan portfolio since December 31, 1995 was primarily funded with increased time deposits and an increase in other deposits acquired at the Company's four branches opened in 1995.

Deposits increased by $106.5 million from $293.2 million at December 31, 1995 to $399.7 million at December 31, 1996. A decrease of $0.4 million in savings accounts was offset by increases of $29.1 million in interest-bearing transaction accounts, $20.0 million in non-interest-bearing demand accounts and $57.8 million in time deposits.

The increase in time deposits includes an increase in out-of-area certificates of deposit of $11.1 million, an increase in time deposits to public entities of $11.6 million and time deposit growth at the four new branches of $26.7 million. Non-interest bearing demand accounts grew by $7.4 million at the new branches and interest-bearing transaction accounts grew by $19.0 million at the same branches.

In part to mitigate the effect of seasonality of its deposit sources which is due to the local tourist-based economy in much of the Company's service area, SierraWest Bank utilizes a "money desk" to solicit out-of-area CDS. These CDs supplement its other deposit sources, provide additional liquidity and additionally, help support its loan growth. These deposits, which at December 31, 1994, 1995 and 1996 totaled $17.6 million, $34.7 million and $45.8 million, respectively, represented 8.0%, 11.9% and 11.5% of total deposits as of December 31, 1994, 1995 and 1996, respectively.

To attract out-of-area CDS, SierraWest Bank subscribes to a listing service which lists nationally the rate the Bank is prepared to pay. Customers call SierraWest Bank directly and place deposits. Additionally, beginning in 1995 SierraWest Bank began accepting referrals by brokers which can result in a slightly lower cost of those deposits. At December 31, 1996 $10.6 million of out-of-area CD's have been acquired through broker referrals. To attract deposits, SierraWest Bank pays a market rate which may at times be above the comparable rate offered by SierraWest Bank to its local depositors. The overhead costs associated with these out-of-area deposits is, however, lower than that for local deposits since local deposits require the use of bank branch facilities and hence the Company believes the cost of these funds does not normally exceed the cost SierraWest Bank incurs to generate comparable deposits through its branch system. While out-of-area deposits are acquired at an acceptable cost, SierraWest Bank monitors the level of these deposits because it is concerned that out-of- area deposits are more rate sensitive and volatile and that there may be some exposure for increased costs in the future should the supply tighten. If interest rates rise rapidly, the Company's reliance on these deposits could have an adverse impact on net interest income if the costs to retain those deposits rise faster than rates charged on interest-earning assets.

Capital Resources

At December 31, 1996, the Company had shareholders' equity of $33.9 million as compared to $29.8 million at December 31, 1995. The Company's growth strategy is to expand its banking business, internally and through possible acquisitions. Such expansion is contingent on the retention of internally generated earnings, and the possible issuance of new equity or additional debt, as well as the satisfaction of other factors including obtaining regulatory approvals.

The Company's strategy is to expand its banking business, through internal growth and acquisitions, both within its present service areas, particularly in the Reno metropolitan market and adjacent areas, and the Sacramento Valley locations. It also plans to increase the volume and geographic scope of its SBA lending to leverage on its SBA loan origination and servicing capabilities. In connection with this objective, the Company established a loan production office in Las Vegas during December 1993, in February 1995 in Buena Park in southern California, and during December 1995 in Fresno, California. The Buena Park office was closed in 1996. See page 38 herein. The Company plans to finance its expansion program through the retention of internally generated earnings, through the use of the proceeds of its $10 million debt offering completed in February 1994, and through the possible future issue of equity and/or further debt offerings. Factors which could impede the Company's growth strategy include possible non-approval by the banking regulators of applications for acquisitions or new branches, and the possible inability of Bancorp to raise future capital through the issuance of equity or debt.

On January 24, 1997 the Company announced that it had signed a definitive agreement to acquire Mercantile Bank. Based in Sacramento, Mercantile is a business bank primarily servicing the commercial and real estate loan industry and has total assets of $46 million. The acquisition, which is scheduled to close in June, 1997, is subject to the approval of Mercantile's shareholders and federal and state regulators. Under the terms of the proposed transaction, shareholders of Mercantile will receive total compensation of $6.6 million, subject to certain adjustments primarily based upon the level of deposits and capital. The compensation will consist of 50% cash and 50% stock.

During June 1996 the Company completed construction of a new regional facility in Reno, Nevada. Total costs incurred for the land and building at December 31, 1996 was $3.8 million. The Company currently occupies approximately 13,000 square feet of this 28,600 square foot facility. The remaining space is leased or to be leased until needed by the Company for expansion. At February 28, 1997 a total of 3,375 square feet had been leased out. Tenant improvements paid for by the Company are not expected to exceed $0.3 million on this facility.

During December 1996, the Company completed construction on its Carson City facility. This 5,200 square foot facility was built at a cost of $1.3 million. Prior to occupying this new building, the Company's Carson City office was located in a 780 square foot leased facility.

On February 8, 1994, the Company sold to the public $10,000,000 of 8 1/2% optional convertible subordinated debentures, convertible at the option of the holder at $10.00 per share. These debentures mature on February 1, 2004 and are redeemable on or after February 1, 1997 in whole or in part at the option of the Company. Convertible debentures outstanding at December 31, 1996 and 1995 consisted of $8,520,000 and $10,000,000, respectively of these 8 1/2% optional convertible subordinated debentures. A total of $1,480,000 of debentures were converted into 148,000 shares of common stock during 1996 and there have been significant conversions in 1997.

A portion of the net proceeds from these debentures have been utilized to pay operating expenses of the holding company, to provide a $2.3 million equity infusion into the Company's subsidiary bank, to repurchase 50,000 shares of stock on the open market and to pay dividends to the Company's shareholders. Of the $2.7 million remainder at December 31, 1996, $1.8 million has been used to reduce the Company's reliance on out-of-area time deposits, and $0.9 million provides operating cash resources for the holding company.

The Company paid dividends of fifteen cents per share during April and September 1996 and twelve cents per share during March and September 1995. During June 1995, the Company repurchased 50,000 shares of its common stock on the open market at a total cost of $445 thousand.

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

In the first quarter of 1996, the names of both the Bancorp's banking subsidiaries were changed to SierraWest Bank. Effective October 1, 1996 the operations of the Company's Nevada subsidiary were merged into the California subsidiary.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                          Page
Independent Auditors' Report................................................................................45

Consolidated Financial Statements of SierraWest Bancorp
  Consolidated Statements of Financial Condition............................................................46
  Consolidated Statements of Income.........................................................................48
  Consolidated Statements of Shareholders' Equity...........................................................50
  Consolidated Statements of Cash Flows.....................................................................51
  Notes to Consolidated Financial Statements................................................................55

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
  SierraWest Bancorp
Truckee, California


We have audited the consolidated statements of financial condition of SierraWest Bancorp and Subsidiary ("Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SierraWest Bancorp and Subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Sacramento, California
January 24, 1997




                                               SIERRAWEST BANCORP AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            ASSETS


                                                                              December 31,
                                                                         1996              1995

                                                                             (in thousands)

Cash and cash equivalents:

   Cash and due from banks...................................        $  26,434         $   18,689
   Federal funds sold........................................           32,200             20,500
                                                                     ----------        -----------

   Total Cash and Cash Equivalents...........................           58,634             39,189

Investment securities (Note 2):
   Investments in mutual funds available for sale............             1,335             1,391
   Held to maturity, market value $2,000 and $3,380..........             2,001             3,373
   Available for sale........................................            31,880            24,970

Loans held for sale (Note 3).................................            29,489            16,529
Loans and leases, net of allowance for possible loan
   and lease losses of $4,546 and $3,845 (Note 3)............           289,331           219,595
Excess servicing on SBA loans (Note 5).......................            14,338            14,813
Bank premises, leasehold improvements
   and equipment, net (Note 4)...............................            12,358             8,972
Accrued interest receivable and
   other assets..............................................             8,523             8,686
                                                                     -----------       ----------

   TOTAL ASSETS..............................................          $447,889          $337,518
                                                                       ========          ========





































                                        See  notes  to  consolidated   financial
statements.

                                               SIERRAWEST BANCORP AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                          (continued)


                                             LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                               December 31,
                                                                         1996                  1995

                                                                    (in thousands except share amounts)

Deposits (Note 6):

   Non-interest-bearing demand...............................        $     80,525         $     60,579
   Savings...................................................              13,289               13,693
   Interest bearing transaction accounts.....................             120,417               91,273
   Time .....................................................             185,420              127,609
                                                                     ------------         ------------

   Total Deposits............................................             399,651              293,154

Other liabilities and interest payable.......................               5,802                4,531
Convertible debentures (Note 13).............................               8,520               10,000
                                                                     ------------         ------------

   Total Liabilities.........................................             413,973              307,685

Shareholders' equity (Notes 15 and 16):
   Preferred stock, no par value;
     9,800,000 shares authorized;
     none issued.............................................                   0                    0
   Preferred stock series A, no par value; 200,000
     shares authorized; none issued..........................                   0                    0
   Common stock, no par value; 10,000,000
     shares authorized; 2,771,139 and 2,592,419 shares
     issued and outstanding at December 31, 1996 and
     1995, respectively......................................              12,291               10,709
   Retained earnings.........................................              21,654               19,131
   Unrealized loss on investment securities
     available for sale, net of tax of
     $21 and $6..............................................                 (29)                  (7)
                                                                     ------------         ------------

   Total Shareholders' Equity................................              33,916               29,833
                                                                     ------------         ------------

   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY....................................        $   447,889          $    337,518
                                                                     ===========          ============





























                                        See  notes  to  consolidated   financial
statements.


                                               SIERRAWEST BANCORP AND SUBSIDIARY

                                               CONSOLIDATED STATEMENTS OF INCOME



                                                                                            Year Ended December 31,
                                                                                  1996           1995          1994

                                                                           (in thousands, except per share amounts)

Interest income:

   Loans and leases..............................................              $  30,506       $ 23,582    $    17,386
   Federal funds sold............................................                    938            594            478
   Investment securities
     U.S. Treasury...............................................                    931            976          1,103
     U.S. Government agencies....................................                     85            385            272
     States and political subdivisions...........................                    198             29             17
     Other.......................................................                    498            144            294
   Other assets..................................................                    113            121            107
                                                                              ----------     ----------    -----------

   Total Interest Income.........................................                 33,269         25,831         19,657

Interest expense:
   Savings deposits..............................................                    283            286            317
   Transaction accounts..........................................                  2,620          1,995          1,894
   Time deposits ................................................                  8,832          5,352          2,559
   Convertible debentures (Note 13)..............................                    764            850            783
   Other.........................................................                    (4)              8             44
                                                                              ----------     ----------    -----------

   Total Interest Expense........................................                 12,495          8,491          5,597
                                                                              ----------     ----------    -----------

   Net Interest Income...........................................                 20,774         17,340         14,060

   Provision for possible loan and lease losses (Note 3).........                  1,010          1,270            885
                                                                              ----------     ----------    -----------
   Net Interest Income After Provision for Possible
     Loan and Lease Losses.......................................                 19,764         16,070         13,175

































                                        See  notes  to  consolidated   financial
statements.

                                               SIERRAWEST BANCORP AND SUBSIDIARY

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (continued)


                                                                                   Year Ended December 31,
                                                                                  1996           1995          1994

                                                                           (in thousands, except per share amounts)

Non-interest income:

  Net servicing income (Note 5)..............................                 $    4,087     $    4,667    $     4,474
  Net gain on sale of loans (Note 5).........................                        373            307          2,300
  Service charges on deposit accounts........................                      1,722          1,755          1,517
  Other......................................................                      1,156          1,240            886
                                                                              ----------     ----------    -----------

  Total Non-interest  Income.................................                      7,338          7,969          9,177

Non-interest expense:
  Salaries and related benefits..............................                     12,086         10,627         10,081
  Net occupancy and equipment expense (Notes 4 and 8)                              3,486          3,401          2,960
  Other expense (Note 17)....................................                      6,125          6,916          4,445
                                                                              ----------     -----------   -----------

  Total Non-interest Expense.................................                     21,697         20,944         17,486
                                                                              ----------     ----------    -----------

  Income before provision for income taxes...................                      5,405          3,095          4,866
  Provision for income taxes (Note 7)........................                      2,077          1,179          1,863
                                                                              ----------     ----------    -----------

  Net Income.................................................                 $    3,328          1,916    $     3,003
                                                                              ==========     ==========    ===========

Income per common and equivalent share, based on
  weighted average shares outstanding (including dilutive
  effect of options)
  (Notes 1, 12 and 13):
  Primary....................................................                 $     1.19     $     0.72    $      1.12
  Weighted average shares outstanding........................                      2,802          2,678          2,678
  Fully diluted..............................................                 $     1.01     $     0.66    $      0.96
  Weighted average shares outstanding........................                      3,747          3,687          3,606

Dividends per share..........................................                 $     0.30     $     0.24    $      0.00


































                                        See  notes  to  consolidated   financial
statements.



                                              SIERRAWEST BANCORP AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                         Unrealized
                                                                                           Loss on
                                                   Common Stock           Retained       Investment
                                               Shares       Amounts       Earnings       Securities     Total
                                                                       (in thousands)

Balance at January 1, 1994..................      2,591    $ 10,825      $   14,836       $  (16)       $ 25,645

   Net Income...............................          0           0           3,003            0           3,003
   Stock options exercised..................          2          12               0            0              12
   Common stock issued on
     conversion of debentures...............         27         165               0            0             165
   Net change in unrealized loss on
     investment securities available for
     sale, net of tax ......................          0           0               0         (662)           (662)
                                            -------------------------------------------  -------         ---------

Balance at December 31, 1994................      2,620      11,002          17,839         (678)         28,163

   Net Income . . . . . . . . . . . . . . . .         0           0           1,916            0           1,916
   Stock options exercised . . . . . . . . . .       20         142               0            0             142
   Common stock issued on
     conversion of debentures...............          2          10               0            0              10
   Common stock repurchased  . . . . . .            (50)       (445)              0            0            (445)
   Dividends paid...........................          0           0            (624)           0            (624)
   Net change in unrealized loss on
     investment securities available
     for sale, net of tax...................          0           0               0          671             671
                                            ------------  -----------   --------------  --------        -------

Balance at December 31, 1995 ...............      2,592      10,709          19,131           (7)         29,833


   Net Income . . . . . . . . . . . . . . . .         0           0           3,328            0           3,328
   Stock options exercised . . . . . . . . . .       31         212               0            0             212
   Common stock issued on
     conversion of debentures...............        148       1,370               0            0           1,370
   Dividends paid...........................          0           0            (805)           0            (805)
   Net change in unrealized loss on
     investment securities available
     for sale, net of tax...................          0           0               0          (22)            (22)
                                            ------------  ----------     ------------  ----------      ----------

Balance at December 31, 1996 ...............      2,771    $ 12,291      $   21,654      $   (29)       $ 33,916
                                            ============= ========       ==========      =========       ========























                                        See  notes  to  consolidated   financial
statements.




                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               Year Ended December 31,
                                                                        1996              1995              1994

                                                                                    (in thousands)

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities:
  Interest and fees received.................................       $   32,506       $    24,411        $   18,900
  Service charges............................................            1,722             1,754             1,517
  Servicing income received..................................            5,574             6,186             6,439
  Other income received......................................            1,038             1,147               877
  Interest paid..............................................          (12,292)           (8,251)           (5,221)
  Cash paid to suppliers and employees.......................          (20,141)          (18,142)          (13,916)
  Income taxes paid..........................................           (1,640)           (1,334)           (1,838)
  Mortgage loans originated or purchased for sale............                0           (25,176)          (26,769)
  Government guaranteed loans originated for sale............           (7,672)          (22,163)          (36,276)
  Mortgage loans sold........................................                0            27,000            28,352
  Government guaranteed loans sold...........................            9,214             5,646            38,238
                                                                    ----------       -----------        ----------
  Net cash provided by (used in) operating activities........            8,309            (8,922)           10,303

Cash flows from investing activities:
  Proceeds from:
     Sales of mutual funds...................................                0               454             6,516
     Maturities of investment securities held to maturity....            1,378               773             1,854
     Maturities of investment securities available for
       sale..................................................           10,958             3,500            13,025
     Sales of investment securities available for sale.......            8,239             8,484             4,986
     Sales of investment securities -
       held to maturity (Note 2).............................                0               999                 0
  Purchase of investment securities -
    held to maturity.........................................                0                 0            (1,488)
  Purchase of investment securities -
    available for sale.......................................          (26,248)           (9,999)          (28,370)
  Loans made net of principal collections....................          (84,700)          (52,571)          (19,531)
  Capital expenditures.......................................           (4,536)           (3,012)           (1,317)
  Decrease (increase) in other assets........................              141                83              (109)
                                                                    ----------         ---------            -------
  Net cash used in investing activities......................          (94,768)          (51,289)          (24,434)



























                                    See   notes   to   consolidated    financial
statements.


                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (continued)


                                                                                        Year Ended December 31,
                                                                                  1996           1995          1994

                                                                                                (in thousands)


Cash flows from financing activities:
  Net increase in demand, interest bearing,
    and savings accounts........................................                  48,686          3,606          5,389
  Net increase (decrease) in time deposits......................                  57,811         70,672         (7,281)
  Proceeds from issuance of debentures..........................                       0              0         10,000
  Net proceeds from issuance of common stock ...................                     212            142             12
  Dividend paid.................................................                    (805)          (624)             0
  Repurchase of common stock....................................                       0           (445)             0
  Cash paid to redeem debentures................................                       0              0            (73)
                                                                              ----------      ----------     -----------
  Net cash provided by financing activities.....................                 105,904         73,351          8,047
                                                                              ----------      ----------     -----------

  Net  increase (decrease) in cash and cash equivalents.........                  19,445         13,140         (6,084)

  Cash and cash equivalents - beginning of period...............                  39,189         26,049         32,133
                                                                              ----------     ----------    -----------

  Cash and cash equivalents - end of period.....................               $  58,634     $   39,189    $    26,049
                                                                               =========     ==========    ===========















































                                    See   notes   to   consolidated    financial
statements.


                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (continued)


                                                                                Year Ended December 31,

                                                                                  1996           1995          1994
                                                                                  ----           ----          ----

                                                                                            (in thousands)

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
BY (USED IN) OPERATING ACTIVITIES
Net income....................................................                $    3,328     $    1,916    $     3,003
Adjustments to reconcile net income to net cash provided:
   Depreciation and amortization..............................                     1,197          1,119          1,139
   Provision for possible loan and lease losses...............                     1,010          1,270            885
   Deferred taxes.............................................                       309           (140)            29
   (Increase) decrease in prepaid expenses....................                      (313)           110             44
   Gain on sale of government guaranteed loans
    (over)/under cash received ...............................                      (392)           108            321
   Amortization of excess servicing on SBA loans..............                     1,315          1,348          1,793
   Amortization of purchased mortgage servicing
    rights....................................................                       172            172            172
   Change in:
    Interest receivable.......................................                      (347)          (534)          (501)
    Interest payable..........................................                       203            241            376
    Deferred loan fees........................................                        14           (312)           309
    Other deferred income.....................................                       (13)          (101)            17
    Accrued expenses..........................................                       671          1,139           (261)
    Current taxes payable.....................................                       127            (15)            (6)
   Write down of other real estate owned .....................                        21             16             54
   Amortization of premium/discount on securities.............                       133           (104)           (58)
   Amortization of premium/discount on loans..................                      (563)          (469)          (507)
   Increase in cash surrender value of life
    insurance policies........................................                      (113)          (121)          (105)
   Deferred gain on sale of other loans.......................                         0             66              0
   Loss on sale of securities.................................                         8             62              4
   Decrease (increase) in loans originated for sale...........                     1,542        (14,693)         3,545
   Write off of investments...................................                         0              0             50
                                                                              ----------     ----------    -----------

   Total adjustments..........................................                     4,981        (10,838)         7,300
                                                                              ----------     -----------   -----------

   Net cash provided by (used in) operating activities                        $    8,309     $   (8,922)   $    10,303
                                                                              ==========     ===========   ===========





























                                    See   notes   to   consolidated    financial
statements.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (continued)

Supplemental Schedule of Non Cash Investing and Financing Activities

     Common stock was issued in conversion of $1,370,000, $10,000 and $167,000 of convertible debentures in 1996, 1995 and 1994, respectively. The $1,370,000 is net of $110,000 of debenture offering costs.

     For the years ended December 31, 1996,  1995 and 1994,  $446,000,  $373,000
and $682,000 of loans, respectively, were transferred to other real estate owned.

     In the 1995 period, $572,000 of assets formerly classified as in-substance foreclosures were reclassified as loans.

     In 1996, $9.2 million of government guaranteed loans were transferred to held for sale status and subsequently sold and included in the Statement of Cash Flows.

     In 1995, $20.0 million of unguaranteed SBA loans originated in earlier years were transferred to held for sale status. Concurrently, $21.4 million of guaranteed SBA loans were transferred to the Company's investment portfolio at cost, which was lower than market.





















































                                    See   notes   to   consolidated    financial
statements.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Significant Accounting and Reporting Policies:

     The accompanying consolidated financial statements include the accounts of SierraWest Bancorp ("Bancorp") and its subsidiary, SierraWest Bank (collectively referred to as the "Company"). Bancorp was incorporated under the laws of the State of California on December 5, 1985. During 1996, SierraWest Bancorp's two banking subsidiaries changed their names to SierraWest Bank (the "Bank"), and on October 1, 1996, Bancorp's Nevada subsidiary, formerly Sierra Bank of Nevada, was merged into its California subsidiary, formerly Truckee River Bank. Effective December 19, 1996, SierraWest Bank's subsidiary, Sierra Tahoe Mortgage Company, was dissolved. Operations of this line of business were terminated in 1995.

     The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practices within the banking industry. The more significant accounting and reporting policies not described elsewhere in these notes to financial statements are discussed below. Significant intercompany transactions have been eliminated in consolidation.

     Nature of Operations. The Company is a one-bank holding company and operates nine branches in Northern California and two in Northern Nevada. Its primary source of revenue is interest on SBA, real estate, and other commercial loans provided to customers, who are predominantly small businesses and individuals.

     Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents. Cash and cash equivalents in the consolidated statements of cash flows include cash and due from banks and federal funds sold.

     Investments in Mutual Funds. Investments in mutual funds consist of mutual funds whose assets are invested primarily in U.S. Government securities. At December 31, 1996 and 1995, all mutual fund investments are classified as available for sale and carried at market value. Unrealized gains and losses on mutual funds are reported, net of tax, as a separate component of shareholders' equity. Interest income on mutual funds is recorded as earned.

     Investment Securities. In accordance with Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified its investment securities and mutual funds as held to maturity or available for sale. Securities held to maturity are carried at cost adjusted by the accretion of discounts and amortization of premiums. The Company's policy of carrying such investment securities at amortized cost is based upon its ability and management's intent to hold these investment securities to maturity. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. These securities are recorded at their market values. Unrealized gains or losses are included as a separate component of shareholders' equity, net of tax. Gains or losses on sales of investment securities are based on the specific identification method.

     Loans Held for Sale. Loans held for sale are valued at the lower of cost or market value. Valuation adjustments, if any, are charged through the income statement. In practice, the adjustment is charged against the gain (loss) on sale of loans. At December 31, 1996 and 1995, SBA loans held for sale consist of the unguaranteed portion of loans which the Company intends to sell on a securitized basis. (See Note 3).

     Loans and Loan Fees. Loans receivable that Management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances reduced by any charge-offs and net of any deferred fees or costs and unamortized premiums and discounts on purchased loans.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

Interest income on loans and leases is recognized as earned. When a loan is 90 days past due with respect to principal or interest, and in the opinion of Management, interest or principal is not collectible, or at such earlier time as Management determines that the collectibility of such principal or interest is unlikely, the accrual of interest is discontinued and all accrued but uncollected interest income is reversed. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of the recorded value of the loan is considered by management to be probable. Loan fees net of certain related direct costs to originate loans are deferred and amortized over the contractual life of the loan using a method that approximates the interest method.

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

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient at the loan's observable market rate or the fair value of the collateral if the loan is collateral dependent. The Company's impaired loans are collateral dependent and therefore measured using the fair value of the collateral. SFAS No. 114 also requires that impaired loans for which foreclosure is probable should be accounted for as loans. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and requires certain information to be disclosed. Interest is recognized on impaired loans when cash is received and the future collection of principal is considered by management to be probable.

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

     Lease Receivables. Leases are accounted for as direct financing leases and are carried net of unearned income. Income from these leases is recognized on a basis which produces a level yield on the outstanding net investment in the lease.

     Bank Premises, Leasehold Improvements and Equipment. Premises, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, which are: buildings, 30 years; leasehold improvements, 1 to 10 years; furniture and equipment, 3 to 5 years. Fixed assets are assessed for impairment in accordance with SFAS No. 121.

     Other Real Estate Owned. Property acquired by the Company through foreclosure is initially recorded in the consolidated statements of financial condition at the lower of estimated fair value less the cost to sell or cost at the date of foreclosure. At the time a property is acquired, if the fair value is less than the loan amounts outstanding, any difference is charged against the allowance for possible loan and lease losses. After acquisition, valuations are periodically performed and, if the carrying value of the property exceeds the fair value, less estimated costs to sell, a valuation allowance is established by a charge to operations.

     Operating costs on foreclosed real estate are expensed as incurred. Costs incurred for physical improve ments to foreclosed real estate are capitalized if the value is recoverable through future sale.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)



     Property held at December 31, 1996 and 1995 in the amounts of $446,000 and $714,000, respectively, are expected to be disposed of within one year.

     Sales and Servicing of SBA Loans. The Company originates loans to customers under a Small Business Administration ("SBA") program that generally provides for SBA guarantees of up to 80% of each loan. Prior to 1995, the Company sold the guaranteed portion of each loan to a third party and retained the unguaranteed portion in its own portfolio. Beginning in 1995, the Company retained both the guaranteed and unguaranteed portions of most of the loans generated in its portfolio. For SBA loans sold, the Company may be required to refund the sales premium received on such sales, if the borrower defaults or the loan prepays within 90 days of the settlement date. A gain is recognized on the sale of SBA loans through collection on sale of a premium over the adjusted carrying value, through retention of an ongoing rate differential less a normal service fee (excess servicing fee) between the rate paid by the borrower to the Company and the rate paid by the Company to the purchaser, or both.

     To calculate the gain (loss) on sale, the Company's investment in an SBA loan is allocated among the retained portion of the loan, the excess servicing retained and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. The excess servicing fees are reflected as an asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized excess servicing asset, additional amortization would be recognized. In its calculation of excess servicing fees the Company has used 0.4% as its estimate of a normal servicing fee.

     Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, nocompensation expense has been recognized in the financial statements for employee stock arrangements. However, the required pro forma disclosures have been presented in accordance with SFAS No. 123.

     Accounting Pronouncements. On January 1, 1996 the Company adopted SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. SFAS 121 establishes standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill for all entities. It does not apply to financial instruments, long-term customer relationships of a financial institution, mortgage or other servicing rights, or deferred tax assets. Adoption of SFAS 121 has not had a significant impact on the financial condition or operations of the Company.

     The Company is required to adopt SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 1997. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-component approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Management has not assessed the effect that the adoption of SFAS 125 will have on the financial condition or results of operations of the Company.

     Income Taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

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

     Derivative Financial Instruments. Through the date of termination of mortgage banking operations in 1995, the Company utilized forward sales commitments on mortgage loans as part of its interest rate risk management strategy. These commitments could be optional or mandatory. Under optional commitments, a commitment fee was paid and the Company was not at risk of loss if it did not fulfill the commitment. Mandatory commitments could entail possible financial risk to the Company if it did not deliver sufficient mortgage loans to fulfill the commitment.

     During the first quarter of 1996, the Company entered into an interest rate swap agreement with a major bank to reduce its exposure to fluctuations in interest rates. The notional principal amount is $20 million, and the term is three years. Under the agreement, the other bank pays a fixed rate of 8.17% and receives from the Company the prime rate. Net interest income or expense resulting from the differential between the fixed and prime rates is recorded on a current basis and any resultant accrual is settled quarterly. The related amount payable to or receivable from the other bank is included in other liabilities  or  assets.  The fair  value of the swap is not  recognized  in the financial statements. The net interest expense recognized in 1996 was approximately $13,000.

Reclassifications. Certain items in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

2.   Investment Securities and Investments in Mutual Funds:

     The amortized cost and estimated market values of investments in securities and mutual funds are as follows (amounts in thousands):

                                                              Gross           Gross         Estimated
                                            Amortized      Unrealized      Unrealized         Market        Carrying
                                               Cost           Gains          Losses            Value          Value
December 31, 1996

Held to Maturity:

U.S. Treasury securities................  $     2,001     $       0         $     1       $  2,000          $  2,001
Other securities........................            0             0               0              0                 0
                                          -----------   ------------        --------      --------          --------
Total held to maturity..................  $     2,001     $       0         $     1       $  2,000          $  2,001
                                          ===========   =============       ========      ========          =========

Available for Sale:

U.S. Treasury securities................   $   17,428     $      49         $    15       $ 17,462          $ 17,462
Securities of U.S.
    government agencies.................          999             6               0          1,005             1,005
Securities of states and
    political subdivisions..............        5,951            59              19          5,991             5,991
Mortgage-backed securities..............        7,387            45              10          7,422             7,422
                                           ----------     ----------        --------      ----------        ---------
Total available for sale................   $   31,765     $     159         $    44       $ 31,880          $ 31,880
                                           ==========      =========        =========     =========         ========

Mutual funds............................   $    1,500     $       0         $   165       $  1,335          $  1,335
                                           ===========    ==========        ==========    ==========        ========

December 31, 1995

Held to Maturity:

U.S. Treasury securities................   $     3,261    $      10         $     3       $  3,268          $  3,261
Other securities........................           112            0               0            112               112
                                           -----------    -----------       --------      ----------        ---------
Total held to maturity..................   $     3,373    $      10         $     3       $  3,380          $  3,373
                                           ===========    ==========        =========     ===========       =========

Available for Sale:

U.S. Treasury securities................   $    14,792    $     105         $    21       $ 14,876          $ 14,876
Securities of U.S.
    government agencies.................         7,494           40              48          7,486             7,486
Securities of states and
    political subdivisions..............         2,575           38               5          2,608             2,608
                                           -----------    -----------       --------      ----------        ----------
Total available for sale................   $    24,861    $     183         $    74       $ 24,970          $  24,970
                                           ===========    ===========       ========      ===========       ==========

Mutual funds............................   $     1,500    $       0         $   109       $  1,391          $   1,391
                                           ============   ===========       ========      ===========       ==========

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)


Scheduled maturities of investment securities at December 31, 1996 were as follows:

                                                                       Held to Maturity          Available for Sale
                                                                  Amortized        Fair         Amortized       Fair
                                                                     Cost         Value            Cost         Value
Within 1 year..............................................       $  1,001        $  1,001     $   7,015   $    7,018
After 1 year but within 5 years............................          1,000             999        11,759       11,792
After 5 years but within 10 years..........................              0               0           100           99
After 10 years.............................................              0               0         5,504        5,549
                                                                  --------        --------     ----------   ----------
                                                                     2,001           2,000        24,378       24,458

Mortgage-backed securities. . . . . . . . . . . . . . . . .              0              0          7,387        7,422
                                                                      ----        --------    ----------    ----------

Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  2,001        $  2,000     $  31,765    $  31,880
                                                                    =======        =========    ==========   ==========


       Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield and the carrying value of mortgage-backed securities. At December 31, 1996 and 1995, the Company had no high-risk collateralized mortgage obligations as defined by regulatory agencies.

       The weighted average maturity of portfolio securities held by mutual funds classified as available for sale was 7.2 years at December 31, 1996.

       Assets, principally loans and investment securities, carried at approximately $24,201,000 at December 31, 1996 and $14,594,000 at December 31, 1995 were pledged to secure public deposits and for other purposes required or permitted by law.

       Proceeds from sales of investments in debt securities were $8,351,000 during 1996, and $9,483,000 and $4,986,000 during 1995 and 1994, respectively.
The Company recorded gross realized losses of $8,000 and $62,000 on the sales of investment securities during 1996 and 1995, respectively. The Company realized tax benefits of $3,000 and $25,000 on securities losses in 1996 and 1995, respectively. Sales of investment securities classified as held to maturity in 1995 consisted of a single security which was sold within 90 days of its maturity date. The amortized cost at the date of sale was $998,203 and the loss realized was $1,172.

3. Loans, Leases, Allowance for Possible Loan and Lease Losses and Loans Held for Sale:

      The Company's customers are located throughout its service areas covering primarily the whole of Northern California including San Francisco and Sacramento and Reno, Nevada. Approximately 45% of the Company's loans at December 31, 1996, have been generated through the Company's SBA lending activities. Of these loans, the SBA guarantee extends to approximately 25%. $69,030,000 of the Company's loan portfolio represents the retained portion of SBA loans for which the SBA guaranteed portion has been sold to investors. Approximately 90% of these loans are collateralized by commercial real estate and the balance by other business assets. The Company's loans are not concentrated in any particular industry segment.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

      At December 31, 1996 and 1995, the loan portfolio consisted of the following (amounts in thousands):


                                                                                            1996         1995
                                                                                           -----         ----

Commercial................................................................              $ 174,445      $ 142,622
Real estate--mortgage.....................................................                 67,690         39,219
Real estate--construction.................................................                 36,633         31,718
Individual and other......................................................                  6,824          6,530
Lease receivables.........................................................                  9,994          4,164
                                                                                        -------------    --------

Total gross loans and leases..............................................                295,586        224,253

Unearned income on leases.................................................                  1,690            808
Net deferred loan fees....................................................                     19              5
Allowance for possible loan and lease losses..............................                  4,546          3,845
                                                                                        -------------    -----------
Total loans and leases, net of unearned income on leases, net
   deferred fees and allowance for possible loan and lease losses.........              $ 289,331      $  219,595
                                                                                        ===========      ===========

Loans held for sale.......................................................              $  29,489      $   16,529
                                                                                        ============     ============

      Included in commercial loans and loans held for sale are SBA loans totaling $146,266,000 and $116,529,000 at December 31, 1996 and 1995,
respectively. The guaranteed portion of SBA loans in process of disbursement totaled $5,559,000 and $11,448,000 at December 31, 1996 and 1995, respectively. When these loans are fully disbursed, they will be available for sale. The guaranteed portion of loans which are in the Company's loan portfolio and available for sale totaled $29,066,000 and $15,377,000 at December 31, 1996 and 1995, respectively. Loans and portions of loans guaranteed by the federal government were approximately $37,444,000 and $29,947,000 at December 31, 1996 and 1995, respectively.

      The following schedule provides a summary of the future minimum lease receivable payments to be received over the next five years (in thousands).


                                       1997              $  2,924
                                       1998                 2,725
                                       1999                 1,837
                                       2000                 1,336
                                       2001                   750
                                       Thereafter             422
                                                         --------

                                       Total             $  9,994
                                                         ========

There are no contingent rentals included in income for each of the three years in the period ended December 31, 1996.

      Of total gross loans and leases at December 31, 1996, $5,400,000 were considered to be impaired. The allowance for possible loan and lease losses included $565,000 related to these loans. The amount of interest received and recognized on these impaired loans in 1996 was $310,000. The average recorded investment in impaired loans during 1996 was $5,600,000.

      Of total gross loans and leases at December 31, 1995, $5,500,000 were considered to be impaired. The allowance for possible loan and lease losses included $446,000 related to these loans. The amount of interest received and recognized on these impaired loans in 1995 was $221,000. The average recorded investment in impaired loans during 1995 was $3,400,000.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

      The changes in the allowance for possible loan and lease losses for the years ended December 31, 1996, 1995, and 1994 were as follows (amounts in thousands):

                                                                                             Year Ended
                                                                                                December 31,
                                                                                     1996           1995           1994

Balance, beginning of year....................................                     $  3,845     $   3,546       $ 3,472

Provision for possible loan and lease losses..................                        1,010         1,270           885
Loans charged off.............................................                         (593)       (1,025)       (1,075)
Recoveries....................................................                          284            54           264
                                                                                   ---------     ---------      --------
Balance, end of period........................................                     $  4,546      $  3,845       $ 3,546
                                                                                    ========      ========      ========


     As of December 31, 1996 and 1995, loans totaling $5,363,000 and $5,476,000, respectively, were on nonaccrual status. Interest earned but not recorded on loans that were on nonaccrual status for the years ended December 31, 1996, 1995 and 1994, was $320,000, $243,000, and $97,000, respectively. Cash collections of interest on nonaccrual loans for the same periods of $310,000, $221,000, and $145,000, respectively, were included in interest on loans in the Consolidated Statements of Income. The principal balance of loans where scheduled payments are more than 90 days past their due date and where interest has been accrued totaled $2,132,000 ,$1,023,000, and $1,763,000, as of December 31, 1996, 1995
and 1994, respectively. These loans are adequately secured and Management believes interest recorded on these loans will be collected.

     Other real estate owned was $446,000 and $758,000 at December 31, 1996, and 1995, respectively, and is recorded in other assets. At December 31, 1996 and 1995 the balance in the allowance for losses on other real estate owned was zero. During the years ended December 31, 1996 and 1995, there was no significant activity in the allowance for losses on other real estate owned.

4.   Bank Premises, Leasehold Improvements and Equipment:

     Bank premises, leasehold improvements and equipment at December 31, 1996 and 1995, consisted of the following (amounts in thousands):

                                                                                  December 31, 1996
                                                                                     Accumulated
                                                                                    Depreciation/              Net
                                                                  Cost              Amortization           Book Value

Land......................................................   $        1,425         $           0          $      1,425
Buildings.................................................            9,439                 1,059                 8,380
Leasehold improvements....................................              639                   501                   138
Furniture and equipment...................................            6,814                 4,399                 2,415
                                                             --------------        ---------------         ------------

Total.....................................................   $       18,317         $       5,959          $     12,358
                                                             ==============         =============          ============


                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

                                                                                  December 31, 1995
                                                                                     Accumulated
                                                                                    Depreciation/              Net
                                                                  Cost              Amortization           Book Value

Land......................................................   $          958        $           0         $         958
Building .................................................            6,729                  796                 5,933
Leasehold improvements....................................              740                  603                   137
Furniture and equipment...................................            5,890                3,946                 1,944
                                                             --------------        -------------         -------------

Total.....................................................   $       14,317        $       5,345         $       8,972
                                                             ==============        =============         =============

      Depreciation and amortization amounts included in net occupancy and equipment expenses were $1,145,000, $1,076,000 and $1,061,000, for the years ended December 31, 1996, 1995 and 1994, respectively.


5.    Sales and Servicing of SBA Loans:

      A summary of the activity in SBA loans for the years ended December 31, 1996, 1995 and 1994, is as follows (amounts in thousands):

                                                                                                December 31,
                                                                                     1996           1995           1994

SBA loans sold.............................................................          $  5,621     $ 5,646       $ 38,238
Premium received at sale...................................................                52         496          3,132
Excess servicing retained(1)...............................................               690         134          1,241
Amortization charged against earnings......................................             1,315       1,348          1,793
Balance of excess servicing retained at period end.........................            14,188      14,813         16,027

(1)   Net of estimated future servicing fee rate.

      For the years ended December 31, 1996 and 1995, $7.3 million and $22.2 million of unguaranteed portions of SBA loans, respectively, were originated for sale. For the year ended December 31, 1994, $36.3 million of guaranteed portions of SBA loans were originated for sale.

      In addition to the above, excess servicing retained at December 31, 1996 includes $150,000 generated on the sale of business and industry loans guaranteed by Farmer Mac.

      During 1994, the Company changed its estimates regarding the prepayment speeds of SBA loans it originates and services for investors. The net effect on income before provision for income taxes for 1994 was an increase of approximately $330,000.

      During June 1990, the Company purchased the rights to service the guaranteed portion of SBA loans from a third party. The unpaid principal balance of such loans serviced for others by the Company exclusive of nonaccrual loans, was $11,651,000 and 11,580,000 at December 31, 1996 and 1995, respectively. The balance of purchased servicing rights was $600,000 and $772,000 at December 31, 1996 and 1995, respectively. Amortization of purchased servicing rights was $172,000 in 1996, 1995 and 1994.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)




6.    Deposits:

      The aggregate amount of certificates of deposit with balances in excess of $100,000, was $58,110,000 and $31,595,000 at December 31, 1996 and 1995,
respectively.

      Maturities of certificates of deposit at December 31, 1996 were as follows (amounts in thousands):


                 Year

                 1997......................................     $157,908
                 1998......................................       25,024
                 1999......................................        1,477
                 2000......................................          857
                 2001......................................          154
                                                             ------------
                                                                $185,420
                                                             ============


7.    Income Taxes:

      The current and deferred amounts of the tax provision for the years ended December 31, 1996, 1995 and 1994 are as follows (amounts in thousands):

                                                                                    December 31,
                                                             -----------------------------------
                                                                  1996                  1995                  1994
                                                                  ----                  ----                  ----

Federal               Currently payable...................... $    1,392            $    1,030            $   1,439
                      Deferred...............................        234                   (93)                  50

State                 Currently payable......................        376                   289                  395
                      Deferred...............................         75                   (47)                 (21)
                                                              ----------              ----------           ----------

                                                              $    2,077            $    1,179            $   1,863
                                                              ==========            ===========           ==========

Total                 Currently payable...................... $    1,768            $    1,319            $   1,834
                      Deferred...............................        309                  (140)                  29
                                                              ----------            ----------            ----------

                                                              $    2,077            $    1,179            $   1,863
                                                              ==========            ===========           ==========


                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's net deferred tax liability as of December 31, 1996 and 1995 are as follows (amounts in thousands):



                                                                                               December 31,
Deferred Tax Liabilities:                                                           1996                     1995
                                                                                   ------                   ------

     Unamortized book gain in excess of unamortized tax gain
       on sale of SBA loans                                                        $  2,285              $   2,091
     Deferred loan costs                                                                618                    342
     Loans marked to market                                                             573                    339
     Other                                                                              351                    250
                                                                                   --------              ---------
                                                                                      3,827                  3,022
Deferred Tax Assets:
     Book loan loss allowance in excess of tax loan loss allowance                    1,603                  1,363
     State taxes paid or accrued                                                        153                    109
     Accrued personal leave                                                             248                    234
     Deferred compensation                                                              222                    159
     Unrealized loss on investment securities                                            21                      0
     Accrued expenses                                                                   582                    586
     Other                                                                              275                    157
                                                                                   --------              ---------
                                                                                      3,104                  2,608
                                                                                   --------              ---------
Net deferred tax liability                                                         $    723              $     414
                                                                                   ========              =========

      The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

      The total tax provision differs from the statutory federal income tax rates for the reasons shown in the following table:


                                                                                    December 31,
                                                             -------------------------------------------------------
                                                                   1996                   1995                  1994
                                                                   ----                   ----                  ----

Tax at statutory federal rate ...............................     35.0%                   35.0%                 35.0%
State taxes, net of federal benefit..........................      5.0                     4.4                   5.4
Income exempt from federal taxation..........................     (1.7)                   (0.4)                 (0.1)
Increase in cash surrender value
  of life insurance policies.................................     (0.7)                   (1.3)                 (0.9)
Other, net...................................................      0.8                     0.4                  (1.1)
                                                                  -----                   ------                ------

Effective tax rate...........................................     38.4%                   38.1%                 38.3%
                                                                  ====                    =====                 =====

8.    Commitments and Contingent Liabilities:

      Lease Payments. The Company is obligated for rental payments under certain operating lease, capitalized lease and contract agreements, some of which contain renewal options. Total rental expense included in net occupancy and equipment expense amounted to $1,106,000, $1,211,000 and $922,000, for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, future minimum rentals to be received under noncancelable subleases were approximately $419,000.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)


      At December 31, 1996, future minimum payments, by year and in the aggregate, under the capital leases and noncancellable operating leases with initial or remaining terms of one year or more consisted of the following (in thousands):

                                                                  Capital      Operating
                 Year                                             Leases         Leases

                 1997......................................      $    38      $    997
                 1998......................................           38           828
                 1999......................................           38           860
                 2000......................................           38           789
                 2001......................................           38           556
                 Thereafter................................          378         1,789
                                                                  -------      --------
                 Total minimum lease payments..............          568      $  5,819
                                                                               ========
                 Less amount representing interest.........         (295)
                                                                  -------

                 Present value of net minimum
                   lease payments..........................      $   273
                                                                  =======

      Commitments to Lend. In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the consolidated financial statements. As of December 31, 1996 and 1995, the Company had outstanding $78,053,000 and $46,030,000, respectively, in commitments to extend credit and $2,024,000 and $1,083,000, respectively, in standby letters of credit. At December 31, 1996, no losses are anticipated as a result of these commitments.

      Loan commitments are typically contingent upon the borrower meeting certain financial and other covenants, and such commitments typically have fixed expiration dates and sometimes require payment of fees. Approximately
$20,639,000 of the commitments at December 31, 1996, relate to SBA loans which may require a construction phase, generally lasting less than 12 months. The remainder relate primarily to commercial lines of credit, construction loans, equity lines of credit, and commercial loans. The Company evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

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

      Legal Actions. During 1987, the Bank took title, through foreclosure, of a property located in Placer County which subsequent to the Bank's sale of the property was determined to be contaminated with a form of hydrocarbons. At the time it owned the property, the Bank became aware of and investigated the status of certain underground tanks that had existed on the property. The Bank hired a consultant to study the tanks and properly seal them. Several years later, and after resale of the property, contamination was observed in the area of at least one of the buried tanks and along an adjoining riverbank of the Yuba River. The Bank, at the time of resale of the property, was not aware of this contamination adjacent to the tanks but was aware of the existence of the tanks and disclosed this to its purchaser.

A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board but is being finalized by an independent consultant retained for this purpose. As a result of the discovery of the contamination, two civil lawsuits were instituted against the Bank and other prior owners by the current owner of the property, Rainbow Holding Company, who is also the Bank's borrower. One of the actions, the state court

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

matter, was dismissed by agreement of the parties. The other matter, filed in the summer of 1995 in the U.S. District Court, Eastern District of California, is ongoing, with a settlement conference anticipated in the next several months.

The Bank's external and internal counsel on this matter believe that the Bank's share of the cost of remediation and the costs of defense will not be material to the Bank's or the Company's performance and will be within existing reserves established by the Bank for this matter. It is also expected that clean-up of the property will be undertaken during 1997.

In addition, the Company is subject to some minor pending and threatened legal actions which arise out of the normal course of business and, in the opinion of Management and the Company's General Counsel, the disposition of these claims currently pending will not have a material adverse affect on the Company's financial position or results of operations.

      Reserves. The Company is required to maintain reserves with the Federal Reserve Bank of San Francisco equal to a percentage of its reservable deposits. The reserve requirement at December 31, 1996 and 1995 was $5,054,000 and $2,855,000, respectively.

9.    Capital Requirements and Regulatory Restrictions:

      The Company is regulated by the Federal Reserve Board and is limited as to the payment of dividends by California corporate law to the amount of its retained earnings. SierraWest Bank is regulated by the Federal Deposit Insurance Corporation (the "FDIC"), whose regulations generally do not limit the payment of dividends. In addition to the FDIC, SierraWest Bank is also regulated by the California State Banking Department. California banking laws limit cash dividends to the lesser of retained earnings or net income for the last three years, net of the amount of distributions made to shareholders during such period. At December 31, 1996, in accordance with statutory restrictions, $11,647,000 of Bancorp's retained earnings were restricted as to the payment of dividends; however, banking regulations also require that each bank maintain certain capital ratios. These requirements may further act to limit the payment of dividends.

      The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and, possibly, additional discretionary - actions by regulators that, if undertaken, could have a material effect on the Company's consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and the Bank's prompt corrective action classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

      The most recent notification from the Federal Deposit Insurance Corporation for the Bank as of December 31, 1996 and 1995 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)




The Company's and the Bank's actual capital amounts (in thousands) and ratios are also presented, respectively, in the following tables.

                                                                                                     To Be Well Capitalized
                                                                               For Capital           Under Prompt Corrective
                                                           Actual         Adequacy Purposes            Action Provisions
                                                 Amount       Ratio         Amount       Ratio        Amount       Ratio
As of December 31, 1996:

    Total Capital (to Risk Weighted Assets):
        Consolidated                           $  46,668       13.6%     $  27,452        8.0%           N/A         N/A
        SierraWest Bank                           35,866       10.7%        26,816        8.0%        33,520       10.0%

    Tier I Capital (to Risk Weighted Assets):
        Consolidated                              33,846        9.8%        13,815        4.0%           N/A         N/A
        SierraWest Bank                           31,670        9.4%        13,477        4.0%        20,215        6.0%

    Tier I Capital (to Average Assets):
        Consolidated                              33,846        7.9%        17,137        4.0%           N/A         N/A
        SierraWest Bank                           31,670        7.6%        16,668        4.0%        20,836        5.0%


As of December 31, 1995:

    Total Capital (to Risk Weighted Assets):
        Consolidated                           $  42,610       16.6%     $  20,535        8.0%           N/A         N/A
        Truckee River Bank                        23,824       12.5%        15,247        8.0%        19,059       10.0%
        Sierra Bank of Nevada                      6,900       12.0%         4,600        8.0%         5,750       10.0%

    Tier I Capital (to Risk Weighted Assets):
        Consolidated                              29,787       11.6%        10,271        4.0%           N/A         N/A
        Truckee River Bank                        21,685       11.3%         7,676        4.0%        11,514        6.0%
        Sierra Bank of Nevada                      6,216       10.7%         2,324        4.0%         3,486        6.0%

    Tier I Capital (to Average Assets):
        Consolidated                              29,787        9.1%        13,093        4.0%           N/A         N/A
        Truckee River Bank                        21,685        9.2%         9,428        4.0%        11,785        5.0%
        Sierra Bank of Nevada                      6,216        7.7%         3,229        4.0%         4,036        5.0%


      SierraWest Bank's ratios are calculated under regulatory accounting principles, which differ from generally accepted accounting principles.


10.   Disclosures About Fair Value of Financial Instruments:

      Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose the fair value of financial instruments for which it is practicable to estimate that value. Although Management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

these estimates. Fair value has not been adjusted to reflect changes in market condition for the period subsequent to December 31, 1996 and 1995. Therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

      The following estimates and assumptions were used at December 31, 1996 and 1995, to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and Cash Equivalents. For cash and cash equivalents, the carrying amount is estimated to be fair value.

      Investment Securities and Mutual Funds. For investment securities and mutual funds, fair values are based on quoted market prices or dealer quotes. If a quoted price is not available, fair value is estimated using quoted market prices for similar securities.

      Loan Receivables. The fair value of non-SBA loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loans held or available for sale is estimated using quoted market prices for similar loans or the expected gain in the case of loans being pooled for securitization. SBA loans in process which will become available for sale after final disbursement are valued at cost plus the estimated gain on sale but excluding any gain allocable to the undisbursed portion of the loans. In assigning current market rates, it has been assumed that these reflect future losses and that no additional provision for loan and lease losses is required. The unguaranteed portion of SBA loans not being pooled have been valued at book value, which approximates fair value. Loans on nonaccrual or work out status have been valued at an estimated average realization value for the underlying collateral based on past experience in liquidation of comparable loans.

      Excess Servicing. The unsold interest element of portions of SBA loans that have been sold is valued at the current rate paid by the market for SBA interest strips at December 31, 1996 and 1995.

      Cash Surrender Value of Life Insurance. The carrying amount is estimated to be the fair value.

      Deposit Liabilities. The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

      Convertible Debentures. Fair value is based on quoted market prices at December 31, 1996 and 1995.

      Commitments to Fund/Sell Loans. The Company's commitments to fund loans are primarily for adjustable rate loans indexed to the prime rate. For these commitments, there is no difference between the committed amount and fair value. At December 31, 1996 and 1995, the Company's commitments to fund fixed rate loans were at rates which approximated market. The unrealized gain from the subsequent sale of the commitment portion of SBA loans in process at December 31, 1996 and 1995 is estimated to be $839 thousand and $596 thousand, respectively.

      Derivative Financial Instruments. Based on quoted market prices at December 31, 1996, the interest rate swap had a negative fair value of $149 thousand.

      Letters of Credit. The Company's standby letters of credit have been valued based on the fees charged for such instruments at December 31, 1996 and 1995. The difference between the letter of credit amounts and the fair value of such amounts is immaterial.

      The Company did not hold any commitments to sell loans at December 31, 1996 or 1995.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                                           December 31, 1996
                                                                                  Carrying                    Fair
                                                                                   Amount                    Value

Financial Assets:
      Cash and cash equivalents.............................................   $      58,634           $      58,634
      Mutual funds..........................................................           1,335                   1,335
      Investment securities.................................................          33,881                  33,880
      Loans receivable......................................................         318,820                 328,971
      Excess servicing......................................................          14,338                  17,242
      Cash surrender value of life insurance................................           2,292                   2,292
                                                                               -------------           -------------

                                                                               $     429,300           $     442,354
                                                                               =============           =============

Financial Liabilities:
      Deposits..............................................................   $     399,651           $     400,471
      Convertible debentures................................................           8,520                  13,036
                                                                               -------------           -------------

                                                                               $     408,171           $     413,507
                                                                               =============           =============



                                                                                           December 31, 1995
                                                                                 Carrying                    Fair
                                                                                  Amount                     Value

Financial Assets:
      Cash and cash equivalents.............................................   $      39,189            $     39,189
      Mutual funds..........................................................           1,391                   1,391
      Investment securities.................................................          28,343                  28,350
      Loans receivable......................................................         236,124                 240,099
      Excess servicing......................................................          14,813                  16,797
      Cash surrender value of life insurance................................           2,170                   2,170
                                                                               -------------           -------------

                                                                               $     322,030           $     327,996
                                                                               =============           ==============

Financial Liabilities:
      Deposits..............................................................   $     293,154           $     294,046
      Convertible debentures................................................          10,000                  11,200
                                                                               -------------           -------------

                                                                               $     303,154           $     305,246
                                                                               =============           ==============


11.   Related Party Transactions:

      In the ordinary course of business, the Company makes loans to directors, senior officers and shareholders on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated persons. As of December 31, 1995, loans outstanding to directors, senior officers, and principal shareholders and their known associates which in aggregate exceeded $60,000 were approximately $208,000, including loans to a director who retired in 1996. There were no such loans outstanding at December 31, 1996. During 1996 there were $90,000 in loan disbursements and $234,000 in loan payments with respect to the loans outstanding at December 31, 1995.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

12.   Employee Stock Option Plan:

      Under the Company's 1988 stock option plan, 495,000 shares of stock were reserved for employee stock options. Options under this plan could be granted to full-time salaried officers and employees and to directors of Bancorp and its subsidiaries at the fair market value of the stock on the date of grant. With the exception of non-employee director options granted after August 16, 1995, options granted under the 1988 plan are exercisable for a period of five years, with 20% of the options vesting each year. Options granted to non-employee directors after August 16, 1995 are fully vested upon grant and have a term and exercise period of ten years. The 1988 plan was terminated in 1996 and replaced by a new plan, under which 450,000 shares are available for issuance. Options under this plan may be granted to full-time salaried officers and employees at the fair market value of the stock on the date of the grant. The options have a term of ten years and vesting provisions are determined by a committee of the Board of Directors, with a minimum of 20% of the options vesting each year.

      The following is a summary of stock option activity:

                                                                             Number of           Weighted Average
                                                                              Shares              Exercise Price


        Outstanding, January 1, 1994 ...................................      359,148                  $6.86
           Granted......................................................       25,000                   8.60
           Terminated...................................................      (42,604)                  7.68
           Exercised....................................................       (1,890)                  6.40
                                                                           ----------
        Outstanding, December 31, 1994 (65,626 exercisable
        at a weighted average price of $6.79)...........................      339,654                   6.89
           Granted .....................................................      163,288                  10.34
           Terminated ........................................... . . .      (108,763)                  6.70
           Exercised ...................................................      (20,590)                  6.91
                                                                            ---------
        Outstanding, December 31, 1995 (149,198 exercisable
         at a weighted average price of $8.33)..........................      373,589                   8.45
           Granted......................................................       75,000                  14.31
           Terminated...................................................      (25,340)                  7.80
           Exercised....................................................      (30,720)                  6.91
                                                                           ----------
        Outstanding, December 31, 1996..................................      392,529                   9.74

Additional information regarding options outstanding as of December 31, 1996 is as follows:

                                       Options Outstanding                                  Options Exercisable

                                        Weighted Average
                                            Remaining
    Range of             Number            Contractual         Weighted Average         Number       Weighted Average
 Exercise Prices       Outstanding         Life (Yrs)           Exercise Price        Exercisable     Exercise Price

$  4.75 -  5.00            13,250              0.9                    $4.91              8,950            $4.89
$  6.50 -  8.00           139,916              1.7                     7.03             75,162             7.01
$  9.25 -  9.75            96,163              7.5                     9.67             82,163             9.73
$ 11.25 - 15.50           143,200              6.9                    12.87             64,000            13.60
                          -------                                                      --------
 $  4.75 -15.50           392,529              5.0                     9.74            230,275             9.73
                          =======                                                      =======

At December 31, 1996, 375,000 shares were available for future grants under the 1996 plan.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using a binomial options pricing model with the following assumptions:
For non-employee grants made in 1995: expected life, seven years; risk free interest rate, 5.93%. For fully vested grants made in 1996: expected life, seven years; risk free interest rate, 5.97%. For all other employee grants made in 1996 and 1995: expected life, four years; risk free interest rates, 5.76% in 1996 and 5.79% in 1995. For all grants made in 1996 and 1995, stock volatility was assumed to be 30% and dividends were assumed to be payable at 2.5%. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $1,722 thousand ($0.60 per share fully diluted) in 1995 and $3,133 thousand ($0.96 per share fully diluted) in 1996. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.


13.   Convertible Debentures:

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

      On February 8, 1994, Bancorp sold to the public $10,000,000 of 8 1/2 % optional convertible subordinated debentures, convertible at the option of the holder at $10.00 per share. These debentures mature on February 1, 2004 and are redeemable on or after February 1, 1997 in whole or in part at the option of Bancorp. The balance of convertible debentures outstanding at December 31, 1996 and 1995 was $8,520,000 and $10,000,000, respectively.

14.   Salary Continuation Plan:

      The Company has a Salary Continuation Plan covering certain of its senior officers and directors. Under this plan, the officers and directors or their beneficiaries will receive monthly payments after retirement or if earlier, death. The Company has accrued $104,820, $66,818 and $77,708 as compensation expense in 1996, 1995 and 1994, respectively, under this plan. To protect the Company in the event of death prior to retirement, the Company has secured life insurance on the lives of the covered officers and directors.

15.   Employee Stock Ownership Plan:

      Officers and other employees of Bancorp and its subsidiary are eligible for participation in the "SierraWest Bancorp KSOP Plan" (the "KSOP") which provides for a qualified cash or deferred arrangement and discretionary employer matching and profit sharing contributions. The Company contributes to the plan at the discretion of the Board of Directors. Contributions can take the form of cash contributions or Bancorp common stock. $238,000, $198,000, and $167,000 was contributed to the KSOP in 1996, 1995 and 1994, respectively.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

16.   Preferred Stock

      On  December  21,  1995,  the  Company  designated  200,000  shares of its
10,000,000 authorized preferred shares as Series A Junior Participating Preferred Stock (Series A stock). One share of Series A stock has the same voting and participation rights as one hundred shares of common stock. On this same date, the Company's Board of Directors adopted a shareholder rights protection plan (the Plan) and declared a dividend of one stock right for each share of common stock outstanding on January 16, 1996. Upon the occurrence of certain events, the right is convertible into one one-hundredth of a share of Series A stock for an exercise price of $40. As the rights are not convertible at the option of the holder and there is no assurance that they will become convertible, the Company has not assigned a value to the rights. The Plan became effective March 3, 1996.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)


17.   Other Expense:

      Other expense for the years ended December 31, 1996, 1995 and 1994 include the following (amounts in thousands):

                                                                      Year Ended December 31,

                                                                  1996          1995           1994
                                                                  ----          ----           ----

Advertising.................................                  $      600     $      715    $      298
Directors' fees and expenses................                         429            909           349
FDIC assessments............................                           4            284           575
Insurance(1)................................                         242            277           286
Legal fees..................................                         484            470           149
Postage.....................................                         337            304           249
Stationery and supplies.....................                         416            334           252
Telephone...................................                         374            350           262
Sundry losses...............................                         808          1,370           351
Other.......................................                       2,431          1,903         1,674
                                                              ----------     ----------    ----------

                                                              $    6,125     $    6,916    $    4,445
                                                              ==========     ==========    ==========

(1) Excludes medical insurance and workers' compensation premiums which are included in salaries and related benefits.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)


18.   Condensed Parent Company Only Financial Statements:

SIERRAWEST  BANCORP STATEMENTS OF FINANCIAL CONDITION
December 31,  (in thousands except for share amounts)

                                                                                          1996                 1995
                                                                                          ----                 ----
ASSETS

Cash and cash equivalents.........................................................   $     3,655           $     5,166
Investment in subsidiaries........................................................        37,106                33,568
Due from subsidiary...............................................................            29                    13
Other   ..........................................................................         2,705                 2,133
                                                                                     -----------           -----------

      TOTAL ASSETS................................................................   $    43,495           $    40,880
                                                                                     ===========           ===========

LIABILITIES

Accrued expenses..................................................................   $     1,007           $     1,047
Due to subsidiary.................................................................            51                     0
Accounts payable..................................................................             1                     0
Convertible debentures............................................................         8,520                10,000
                                                                                     -----------           -----------

      Total Liabilities...........................................................         9,579                11,047
                                                                                     -----------           -----------

SHAREHOLDERS' EQUITY

Preferred stock, no par value; 9,800,000 shares
      authorized; none issued.....................................................             0                     0
Preferred stock series A, no par value; 200,000
      shares authorized; none issued..............................................             0                     0
Common stock, no par value; 10,000,000 shares authorized;
      2,771,139 and 2,592,419 shares issued and outstanding .....................         12,291                10,709
Retained earnings.................................................................        21,654                19,131
Unrealized loss on investment securities available for sale, net of
  tax of $21 and $6...............................................................           (29)                   (7)
                                                                                     -----------            -----------

      Total Shareholders' Equity..................................................        33,916                29,833
                                                                                     -----------           -----------

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY....................................   $    43,495           $    40,880
                                                                                     ===========           ===========


                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

STATEMENTS OF INCOME
For the Years Ended December 31, (in thousands):

                                                                   1996                  1995                  1994
                                                                   ----                  ----                  ----
Income

Service fees.................................................  $     1,185           $     1,389           $     1,339
Dividends from subsidiary....................................        1,000                   300                     0
Interest income..............................................          166                   464                   355
Other income.................................................          283                   430                   382
                                                               -----------           -----------           -----------

        Total Income.........................................        2,634                 2,583                 2,076
                                                               -----------           -----------           -----------

Expense

Salaries and related benefits................................        1,553                 1,820                 1,693
Interest expense.............................................          728                   861                   792
Other expense................................................        1,362                 1,291                   967
                                                               -----------           -----------           -----------

        Total Expense........................................        3,643                 3,972                 3,452
                                                               -----------           -----------           -----------

Loss Before Income Tax Benefit
      and Equity in Undistributed Income
      of Subsidiary..........................................       (1,009)               (1,389)               (1,376)
Applicable income tax benefit................................          777                   665                   572
                                                               -----------           -----------           -----------

Income (Loss) Before Equity in Undistributed
      Income of Subsidiary...................................         (232)                 (724)                 (804)
Equity in Undistributed Income of
      Subsidiary.............................................        3,560                 2,640                 3,807
                                                               -----------           -----------           -----------

        NET INCOME...........................................  $     3,328           $     1,916           $     3,003
                                                               ===========           ===========           ===========

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, (in thousands):

                                                                   1996                  1995                  1994

                                                                   ----                  ----                  ----
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS
Cash flows from operating activities:
      Service fees received..................................  $     1,163           $     1,389           $     1,359
      Interest received......................................          172                   477                   329
      Other income received..................................          283                   325                   434
      Interest paid..........................................         (780)                 (861)                 (443)
      Cash paid to suppliers and employees...................       (2,723)               (2,767)               (3,330)
      Income tax refund......................................        1,098                   564                   536
                                                               -----------           -----------           -----------
Net cash used in operating activities........................         (787)                 (873)               (1,115)
                                                               -----------           -----------           -----------

Cash flows from investing activities:
      Capital expenditures...................................       (1,131)                 (164)                  (99)
      Loans purchased........................................            0                     0                (1,750)
      Loans sold.............................................            0                 1,813                     0
      Principal payments collected on loans..................            0                    42                     0
      Dividend received......................................        1,000                   300                     0
      Increase in investment in subsidiary...................            0                (2,000)                 (300)
                                                               -----------           -----------           ------------
Net cash used in investing activities........................         (131)                   (9)               (2,149)
                                                               -----------           -----------           -----------

Cash flows from financing activities:
      Net proceeds from issuance of common stock.............          212                   142                    12
      Dividend paid..........................................         (805)                 (624)                    0
      Proceeds from issuance of debentures...................            0                     0                10,000
      Cash paid to redeem debentures.........................            0                     0                   (73)
      Repurchase of common stock.............................            0                  (445)                    0
                                                               -----------           -----------           -----------
Net cash (used in) provided by financing activities..........         (593)                 (927)                9,939
                                                               -----------           -----------           -----------

Net (decrease) increase in cash and
      cash equivalents.......................................       (1,511)               (1,809)                6,675
Cash and cash equivalents beginning of year..................        5,166                 6,975                   300
                                                               -----------           -----------           -----------
Cash and cash equivalents end of year .......................  $     3,655           $     5,166           $     6,975
                                                               ===========           ===========           ===========


                                             SIERRAWEST BANCORP AND SUBSIDIARY

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (continued)


                                                                   1996                  1995                  1994
                                                                   ----                  ----                  ----
RECONCILIATION OF NET INCOME
TO NET CASH USED IN
OPERATING ACTIVITIES

Net income...................................................  $     3,328           $     1,916           $     3,003
Adjustments to reconcile net income to net
      cash used in operating activities:
      Depreciation and amortization expense..................          241                   228                   217
      (Increase) decrease in due from subsidiary.............          (22)                    0                    28
      Increase (decrease) in due to subsidiary...............           51                     0                    (1)
      (Increase) decrease in prepaid expenses................           13                   (16)                   (3)
      Decrease (increase) in other assets....................          111                   108                  (717)
      (Decrease) increase in accrued expenses................         (270)                   37                   201
      Increase (decrease) in taxes payable...................          321                  (101)                  (36)
      Gain on loan sales.....................................            0                  (105)                    0
      Dividend from subsidiary...............................       (1,000)                 (300)                    0
      Equity in undistributed income of
        subsidiaries.........................................       (3,560)               (2,640)               (3,807)
                                                               -----------           -----------           -----------

        Total Adjustments....................................       (4,115)               (2,789)               (4,118)
                                                               -----------           -----------           -----------

Net cash used in operating
      activities.............................................  $      (787)          $      (873)          $    (1,115)
                                                               ===========           ===========           ===========


19.   Subsequent Event:

        In January 1997, Bancorp signed a definitive agreement to acquire Mercantile Bank, based in Sacramento, California. Mercantile shareholders will receive total compensation of $6.6 million, subject to certain adjustments primarily based upon the level of deposits and capital, consisting of 50% cash and 50% stock. Mercantile has total assets of approximately $46 million, and the transaction is expected to close in June, 1997, subject to the approval of Mercantile's shareholders and federal and state regulators.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on accounting disclosures with accountants.

                                                       PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                            Year
                                            First
                                            Appointed            Principal Occupation
Name and Title                      Age     Director               During the Past Five Years

Current Directors

David W. Clark                      59      1990                Chairman/CEO of Clark and Sullivan
                                                                Constructors, Inc. since January 1977.

Ralph J. Coppola                    62      1996                Self-employed physician and auto dealer.

William T. Fike                     49      1992                President/CEO and Director of Bancorp since July
                                                                1992.  President/CEO of SierraWest Bank since
                                                                October 1996.  Executive Vice President and
                                                                Chief Operating Officer of the Company from May
                                                                1991 to July 1992.

Richard S. Gaston                   63      1995                President and director of GAC Corporation and
                                                                Gaston & Wilkerson Management Group, real estate
                                                                management companies.

Jerrold T. Henley                   58      1986                Chairman of the Company since July 1992.  President/CEO
                                                                of the Company from its inception to June 1992.
                                                                Holds directorship in Community Assets Management,
                                                                a registered investment company.

John J. Johnson                     63      1996                Retired.  Owner, Johnson's Sporting World, Reno,
                                                                Nevada until April 1992.

Ronald A. Johnson                   56      1996                Self-employed CPA and financial consultant.

A. Morgan Jones                     64      1986                Attorney.  President and director of Truckee River
                                                                Associates (commercial real estate management,
                                                                development and sales).

Jack V. Leonesio                    53      1986                Owner of a restaurant/bar in Truckee, California
                                                                since 1973 and co-owner of a bar in Reno, Nevada
                                                                since April 1994.

William W.  McClintock              51      1986                Self-employed CPA and financial consultant.

Thomas M. Watson                    53      1986                Managing Officer, Truckee River Associates.

Executive Officers

William T. Fike                     49                          President/CEO and Director of Bancorp since July
                                                                1992. President/CEO of SierraWest Bank since
                                                                October 1996.  Executive Vice President and
                                                                Chief  Operating Officer of the Company from
                                                                May 1991 to July 1992.





                                                                            Principal Occupation
Name                                Age                                     During the Past Five Years

David C. Broadley                   53                          Executive Vice President and Chief Financial
                                                                Officer of Bancorp since February 1994.
                                                                Executive Vice President and Chief Financial
                                                                Officer of SierraWest Bank since February 1995.
                                                                Senior Vice President and Chief Financial Officer
                                                                of Bancorp, from 1985 to 1994.

Martin R. Sorensen                  53                          Executive Vice President and Chief Banking
                                                                Officer of SierraWest Bank since October, 1996.
                                                                President, CEO and Chief Banking Officer of
                                                                SierraWest Bank from May 1994 to October 1996.
                                                                Executive Vice President of Bancorp from
                                                                November 1995 to October 1996.  President and
                                                                CEO of Codding Bank from March 1992 through
                                                                April 1994.

Patrick S. Day                      47                          Executive Vice President and Chief Credit Officer
                                                                of the Company since July 1995.  Executive Vice
                                                                President and Chief Operating Officer of Business
                                                                & Professional Bank from January through June
                                                                1995.  Principal of PSD Associates,  a bank
                                                                consulting company, from 1993 to 1995.
                                                                Executive Vice President and Chief Credit Officer
                                                                of Bank of San Francisco from 1991 to 1993.
                                                                Vice President of First Interstate Bank of
                                                                California from 1988 to 1991.

Mary Jane Posnien                   53                          Senior Vice President of Operations for
                                                                SierraWest Bank since November 1995. Senior
                                                                Vice President of Operations for Sierra Bank of
                                                                Nevada from March 1995 to November 1995.
                                                                Vice President of Operations for Sierra Bank of
                                                                Nevada from December 1993 to March 1995.
                                                                Manager of Gotcha Covered, a carpet/window
                                                                covering store from 1991 through 1993.

None of the directors or executive officers were selected pursuant to any arrangement or understanding other than with the directors and executive officers of the Company acting within their capacities as such. There are no family relationships between any of the directors and executive officers of Bancorp. The directors have been elected to serve until the 1997 Annual Meeting of Shareholders and until their successors have qualified. The executive officers are appointed until the 1997 Annual Meeting of Shareholders and are subject to at-will termination by the Company, except as provided in any applicable employment contract. There are no legal proceedings involving directors or executive officers.

Section 16(a) Beneficial Ownership and Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Directors, certain officers and greater than ten-percent shareholders ("Reporting Persons") are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that from January 1, 1996, to December 31, 1996, all filing requirements applicable to its Reporting Persons were complied with, except that Mr. McClintock and Mr. Peter Raffetto were each late in filing a Form 4 covering one transaction, Mr. A. Milton Seymour was late in filing a Form 4 covering three transactions and Mr. Watson reported on Form 5 a sale that should have been reported earlier on Form 4.


ITEM 11.  EXECUTIVE COMPENSATION

                                     Summary Compensation Table
                                                                             Long-Term Compensation
                               Annual Compensation                    Awards                 Payouts

                                                                        (# of
                                                                         Shares)       # of
Name and                                                     Other       Restricted    Shares        LTIP     All
Principal                                                    Annual      Stock         Options/      Pay-     Other
Position                Year        Salary       Bonus       Comp.       Awards        SARS          Outs     Comp.
--------                ----        ------       -----       ------      ----------    --------      ----     -----
William T. Fike         1996       $ 230,384(1) $      0     $  4,643        0           50,000         0     $  17,371
President/CEO of        1995       $ 200,000    $      0     $  3,451        0           10,000         0     $  16,444
the Company             1994       $ 197,083    $ 62,601     $  3,360        0           10,000         0     $  15,296

David C. Broadley       1996       $ 131,256    $      0     $    106        0                0         0     $  19,787
Executive Vice          1995       $ 130,214    $      0     $      0        0            6,000         0     $  18,634
President/CFO           1994       $ 122,170    $ 31,045     $      0        0                0         0     $  17,289
of the Company

Martin R. Sorensen      1996       $ 147,565    $      0     $  1,530        0                0         0     $  22,233
Executive Vice          1995       $ 145,834    $      0     $  2,808        0            6,000         0     $  32,032
President of the Bank   1994       $  93,333    $ 30,047     $  3,617        0           15,000         0     $   5,552

Patrick S. Day(2)       1996       $ 126,519    $      0     $  3,858        0                0         0     $   1,891
Executive Vice          1995       $  57,293    $      0     $  1,005        0           14,000         0     $     123
President of the
Company

Notes:

(1) Includes payment of accrued vacation pay of $30,384.
(2) Hired in 1995.

Bonus - Bonuses are paid in the year after they are earned. For purposes of this table, bonuses have been reflected in the year earned, not the year paid. No bonuses were earned by the executives listed above in 1995 or 1996.

Other Annual Compensation - Includes value of personal use of Company provided automobiles and reimbursements for the personal portion of club dues and spousal travel expenses.

All Other Compensation - Includes the following:


                                                                  1996            1995           1994
                                                                  ----            ----           ----

Company Contribution to 401(k) Plan For:

Mr. Fike                                                          $    4,652       $    4,750    $    4,264
Mr. Broadley                                                      $    3,896       $    3,742    $    3,485
Mr. Sorensen                                                      $    4,427       $    4,375    $        0
Mr. Day                                                           $      938       $        0    $        0

Company Contributions to ESOP Plan For:

Mr. Fike                                                          $    1,260(1)    $    1,169     $    1,353
Mr. Broadley                                                      $      718(1)    $    1,015     $    1,102
Mr. Sorensen                                                      $      807(1)    $    1,159     $        0
Mr. Day                                                           $      692(1)    $        0     $        0

(1)  Amount estimated for 1996,  pending final plan accounting for the 1996 plan year.

Moving Expense Reimbursement Paid To:

Mr. Sorensen                                                      $        0       $    2,229     $    4,846

Allocations to Salary Continuation Plan For:

Mr. Fike                                                          $     9,858      $     8,924    $    8,078
Mr. Broadley                                                      $    13,675      $    12,379    $   11,204
Mr. Sorensen                                                      $    15,789      $    23,059    $        0

Cost of life insurance provided by Company of which the benefit exceeded $50,000
For:

Mr. Fike                                                          $    1,601       $    1,601    $    1,601
Mr. Broadley                                                      $    1,498       $    1,498    $    1,498
Mr. Sorensen                                                      $    1,210       $    1,210    $      706
Mr. Day                                                           $      261       $      123    $        0

The following table shows the options issued during 1996 for those individuals listed in the summary table:

                                       Option/SAR Grants During 1996 Fiscal Year

                                            Percent of
                                               total
                                           options/SARs                                        Potential realizable value
                                            granted to                                         at assumed annual rates of
                         Options/SARs      employees in     Exercise or                       stock price appreciation for
                            granted         fiscal year     base price         Expiration              option term
        Name                  (#)               (%)            (/Sh)              date                   5%          10%
-------------------------------------------------------------------------------------------------------------------

William T. Fike            50,000              66.7          $  14.25         June 30, 2006        $448,087     $1,135,542

-------------------------------------------------------------------------------------------------------------------

The following table shows the number of unexercised options at year-end and the value of the unexercised In- the-Money options at year-end for those individuals listed in the summary table:

                    Aggregated Option/SAR Exercises In Last Fiscal Year and FY-End Option/SAR Value
                                                                                Value of
                                                 Number of                      Unexercised
                                                 Unexercised                    In-The-Money
                  Shares                         Options/SARS at                Options/SARS At
                  Acquired                       FY-End-#Shares                 FY End-$
                  on             Value           Exercisable/                   Exercisable/
Name              Exercise       Realized        Unexercisable                  Unexercisable
----              --------       --------        ------------------             -------------
Mr. Fike               0            $0            70,850 / 23,900               $231,125 /160,750
Mr. Broadley           0            $0            16,050 / 14,700               $133,800 /106,200
Mr. Sorensen           0            $0             7,200 / 13,800               $ 50,100 / 87,900
Mr. Day                0            $0             2,800 / 11,200               $ 15,900 / 63,600

The value of unexercised In-the-Money options is calculated by subtracting the exercise price from the fair market value at December 31, 1996 of the securities underlying the options.

Salary Continuation Plan

The Company has entered into agreements with certain directors of the Company, the Bank and the Bank's former subsidiary, Sierra Tahoe Mortgage Company, and certain executive officers of the Company, to provide for salary continuation benefits upon the retirement or earlier death of the directors and executive officers. The benefits pursuant to this plan are: $50,000 per year for Messrs. Fike and Sorensen and $40,000 per year for Mr. Broadley payable for a period of 20 years following retirement at age 65 or earlier death. Benefits for the participating directors are $4,000 per year for 15 years, beginning 15 years after their respective plan commencement dates.

In the event of earlier death, the benefits are payable to the officer's or director's designated beneficiary. The Company has secured life insurance policies for the purpose of protecting it from loss in the event of earlier death. In the event of earlier retirement or early termination of office or employment of the officer or director, a reduced benefit is payable. At the option of the officer or director the benefit may be received in a lump sum based on a discounted formula. Accrued benefits for both officers and directors vest 20% per year over a five-year period from the date of association with the Company. Additionally, there are restrictions on the covered individual from engaging in any competing occupation upon retirement and provisions requiring the covered individual to perform advisory services, for compensation, for a period of five (5) years following retirement or early termination of office or employment.

During 1996 the agreements of Messrs. Fike, Broadley and Sorensen and certain directors of SWB were modified to provide for an acceleration of benefits such that the full amount due under the agreement would become payable in the case of a change of control of the Company. For the Directors' plans this would be in the form of a lump sum payment based on a discounted formula. The plans for Messrs. Fike, Broadley and Sorensen provide for this payment in the form of 240 equal monthly installments. The agreements were further modified to eliminate the restrictions described above related to engaging in a competing occupation and the performance of advisory services upon a change in control.

As of December 31, 1996, executive officers were credited with the following accrued benefits under this Plan:

David C. Broadley                         $ 94,163
William T. Fike                             44,851
Martin R. Sorensen                          38,848


Employment Agreements

Effective October 1, 1994, the Company entered into an employment agreement with Mr. Fike covering the terms of his employment, compensation, and conditions of termination. Unless employment is terminated or the agreement is extended, Mr. Fike's employment will continue until December 31, 1999. His base salary was set initially at $200,000 per year and he is eligible for bonuses and participation in all employee benefit programs. He will be considered for periodic increases in base salary at the discretion of the Board of Directors. He will continue to participate in the Salary Continuation Plan, be provided with a Company car and a country club membership. In the event of termination without cause, Mr. Fike will receive all amounts owing to him at the date of termination and a lump-sum severance payment equal to eighteen months' base salary. During the month of February 1997, Mr. Fike's base salary was increased to $250,000 per year.

In 1996, Messrs. Broadley, Sorensen, and Day entered into Senior Manager Separation Benefits Agreements. Under the terms of these agreements, certain benefits would become payable to the manager in the event of the termination of employment for any reason, other than a material violation of the Company's personnel policies and procedures. The benefit includes one year's base salary (as to Messrs. Broadley and Sorensen) or nine months' base salary (as to Mr.
Day) paid as a lump sum or in 24 equal semi-monthly payments (as to Messrs. Broadley and Sorensen) or 18 equal semi-monthly payments (as to Mr. Day), at the election of the executive officer. If the semi-monthly payments are chosen, health benefits continue to be provided on the same terms as during active employment. For Messrs. Broadley and Sorensen, in the event of a change in control or reorganization of the Company, the executive officer may, within a nine month period, resign from the Company and receive the same benefits as would be payable upon involuntary termination.

Compensation of Directors

Directors' fees for board and committee meetings are as follows:

                                                         Board Meetings           Committee Meetings
                                        Retainer             Attendance         Retainer          Attendance
Chairman of the Board                $3,383/month              $0               $0                   $0
Director                             $1,500 - 1,600/month      $0 (1)           $0                   $150/meeting(2)
Committee Chairman                   N/A                       N/A              $100/month           $150/meeting(2)

(1) Compensation for attendance at special board meetings is $100 per director per meeting.
(2)  Attendance at Directors' Loan Committee is $250 per meeting.

In addition to the above fees, an educational allowance is determined annually by the Board. The Chairman of the Board allocates funds for educational expenses pursuant to requests submitted by each director until the allowance is exhausted.

The Company's Deferred Compensation and Stock Award plan is provided to members of the Board of Directors who are not employees of SWB ("Outside Directors") or of its subsidiary. Under this plan Outside Directors are required to defer one-third of their fees for regular board meetings in the form of a promise by SWB to deliver common stock and the remaining amount of director fees may also be deferred and paid in common stock at the election of the director. The purpose of this plan is to enable Outside Directors to defer receipt of compensation for their services to later years and to provide part of the compensation for their services in a promise to deliver shares of SWB common stock in order to better align the interests of Outside Directors with those of the Company's shareholders.

Expenses for the directors and their spouses related to attendance at the Company's Annual weekend directors' retreat are paid for by the Company. Directors are eligible for coverage under the Company's group health insurance plan. Premiums for health insurance coverage are shared between the director and the Company on the same basis as that for Company employees. Additionally, the Company pays for premiums covering the first $25,000 of accidental death benefits and the administration of KEOGH plans for directors, if they elect to participate.

The Company maintains a salary continuation plan (see "Salary Continuation Plan" herein) for its executive officers, certain senior officers and its directors. As of December 31, 1996, the Company's non-employee directors were credited with $72,184 in accrued benefits under the directors' salary continuation plan. The Company allocated $14,691 to the Salary Continuation Plan in 1996 on behalf of its non-employee directors.

Personnel/Compensation Committee Interlocks and Insider Participation

With the exception of Jerrold Henley and William Fike, no member of the Personnel/Compensation Committee is a former or current officer or employee of the Company. Mr. Henley retired as President and CEO of the Company in June 1992. Mr. Fike succeeded Mr. Henley as President and CEO of the Company. There are no compensation committee interlocks between the Company and other entities involving Company executive officers and Company directors.

ITEM 12.   SHARE HOLDINGS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management of Bancorp knows of no person who owns, beneficially or of record, either individually or together with associates, five percent (5%) or more of the outstanding shares of Bancorp's common stock, except as set forth in the table below. This table also sets forth, as of March 1, 1997, the number and percentage of shares of Bancorp's outstanding common stock beneficially owned, directly or indirectly, by each of Bancorp's directors, named executive officers and principal shareholders, and by the directors and executive officers of the Company as a group. The shares "beneficially owned" are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which a director, principal shareholder, or executive officer has sole or shared voting or investment power and shares which such person has the right to acquire within sixty (60) days of March 1, 1997. Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of Bancorp.

                               Shares                     Shares
                               Owned with                 Owned with
                               Sole Voting                Shared                Shares
                               and                        Voting and            Acquirable                    Percent
                               Investment                 Investment            within                        of
Beneficial Owner               Power                      Power                 60 days(1)    Total Shares    Class
----------------               ------------               ------------          ----------    -------------   -----

Directors and Named
Executive Officers
David W. Clark                         981                       19,064            6,316          26,361            *
William T. Fike                      4,594                          726           72,500          77,820         2.6%
Ralph J. Coppola                     2,941                        1,148            1,124           5,213            *
Jerrold T. Henley                                                49,452           11,964          61,416         2.1%
John J. Johnson                      1,217                        2,157            1,829           5,203            *
Ronald A. Johnson                    2,788                                           773           3,561            *
A. Morgan Jones                      1,164                          619            8,449          10,232            *
Jack V. Leonesio                    14,181                                           199          14,380            *
William W. McClintock               12,650                                        10,449          23,099            *
Richard Gaston                         110                        3,429            1,784           5,323            *
Thomas M. Watson                     7,202                          344            8,893          16,439            *
David C. Broadley                    9,067                        1,431           16,050          26,548            *
Patrick S. Day                       1,500                                           800           2,300            *
Martin R. Sorensen                      38                                                            38            *

Total for Directors
and Executive Officers
(numbering 15)                      58,501                       78,370          141,730         278,601         9.1%

Principal Shareholders

Investors of America, L.P.
39 Glen Eagles Drive
St. Louis, MO 63124                                                              282,900         282,900         8.8%

------------
* less than one percent

(1) Includes shares that can be purchased through Bancorp's stock option plan. Also includes 3,500 and 2,000 shares acquirable through debenture conversion for Mr. Henley and Mr. McClintock, respectively. For non-employee directors, includes 199 shares earned under the Directors Deferred Compensation and Stock Award Plan for all but Mr. Clark and Mr. Henley (214 shares), Mr. Watson (643 shares), and Mr. Coppola (596 shares).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of the directors of Bancorp and the companies with which they are associated are customers of, or have had banking transactions with, SierraWest Bank in the ordinary course of their business and SierraWest Bank expects to have banking transactions with these persons in the future. In Management's opinion, since January 1, 1996, all loans and commitments to lend included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of Management, did not involve more than a normal risk of collectibility or present other unfavorable features.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         A.       The following documents are filed as a part of this report:

                  1.    Financial Statements set forth on pages 44 through 78:

                          (i) Consolidated Statements of Financial Condi-tion as of December 31, 1996, and 1995.

                         (ii) Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

                        (iii)      Consolidated   Statements   of   Changes   in
                                   Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

                         (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

                          (v) Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994.

                         (vi)      Report of Independent Auditor.


                  2.    Financial Schedules:

                        None required.

                        Reports on Form 8-K:

                        The Bancorp filed one Form 8-K since the filing of the last Form 10-Q. Dated January 24, 1997, it reported the signing of a definitive agreement by Bancorp to acquire Mercantile Bank.

Exhibits

Exhibit
Number        Description

    2.1 Plan of Acquisition and Merger by and between SierraWest Bancorp, SierraWest Bank and Mercantile Bank, filed as Exhibit 2 to
              Registrant's Form 8-K dated January 24, 1997, and by this reference incorporated herein.

    3.1 Articles of Incorporation and by-laws, filed as Exhibit 3.1 to Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.

    3.2       Amendment  to  Articles of  Incorporation  and  by-laws,  filed as
              Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

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

    4.2       Form of Debenture (included in Exhibit 4.1).

    4.3 Rights Agreement between Sierra Tahoe Bancorp and American Stock Transfer & Trust Co., dated January 16, 1996, filed as Exhibit 4 to Registrant's Form 8-A dated January 3, 1996, and by this reference incorporated herein.

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

   10.3 Interest Rate Swap Agreement between Truckee River Bank and Sanwa Bank California, dated March 1, 1996, filed as Exhibit 10.3 to Registrant's 1995 Annual Report on Form 10-K and by this reference incorporated herein.

   10.4 Sublease Agreement between Truckee River Bank and Pacific Pawnbrokers, effective February 1, 1996, filed as Exhibit 10.4 to Registrant's 1995 Annual Report on Form 10-K and by this reference incorporated herein.

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

   10.7 Senior Manager Separation Benefits Agreement between Sierra Tahoe Bancorp and Mary Jane Posnien, dated January 10, 1996.

   10.8 Purchase and Sale Agreement between Rubin-Sadd Development Company and Sierra Bank of Nevada dated December 15, 1995, filed as
              Exhibit 10.8 to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

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

   10.15 Stock Option Agreement between Sierra Tahoe Bancorp and Richard S. Gaston dated August 17, 1995, filed as Exhibit 10.15 to
              Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.16 Contract between Registrant and Federal Home Loan Mortgage Corporation, dated March 31, 1992, and Attachment to Master Commitment Agreement, dated April 9, 1992, filed as Exhibit 28(5) to Registrant's March 31, 1992 Quarterly Report on Form 10-Q, and by this reference incorporated herein.

   10.17 Stock Option Agreement between Sierra Tahoe Bancorp and David W. Clark dated August 17, 1995, filed as Exhibit 10.17 to
              Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.18 Stock Option Agreement between Sierra Tahoe Bancorp and William W. McClintock dated August 17, 1995, filed as Exhibit 10.18 to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.19 Sierra Tahoe Bancorp 1996 Stock Appreciation Rights Plan, filed as Exhibit C to Registrant's Proxy Statement for its July 23, 1996 annual meeting of shareholders, and by this reference incorporated herein.

   10.20 Employee Stock Ownership Plan, filed as Exhibit 9 to Registrant's Registration Statement on Form S-4, (Registration No. 33-3915), and by this reference incorporated herein.

   10.21 Cafeteria Plan Agreement, filed as Exhibit 10(f) to Registrant's 1986 Annual Report on Form 10-K, and by this reference incorporated herein.

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

   10.32 Credit Agreement between Sanwa Bank California and Truckee River Bank dated October 10, 1995, filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and by this reference incorporated herein.

   10.33 Equipment Sale Agreement between Information Technology, Inc., and Truckee River Bank, filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and by this reference incorporated herein.

   10.34 Lease between Midby-Rancho Partnership (Lessor) and Truckee River Bank (Lessee), dated November 23, 1993, filed as Exhibit 10.34 to Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.35 Stock Option Agreement between Sierra Tahoe Bancorp and Thomas M. Watson dated August 17, 1995, filed as Exhibit 10.35 to
              Registrant's 1995 Annual Report on Form 10-K , and by this reference incorporated herein.

   10.36 Stock Option Agreement between Sierra Tahoe Bancorp and Jerrold T. Henley dated August 17, 1995, filed as Exhibit 10.36 to
              Registrant's 1995 Annual Report on Form 10-K , and by this reference incorporated herein.

   10.37 Stock Option Agreement between Sierra Tahoe Bancorp and A. Morgan Jones dated August 17, 1995, filed as Exhibit 10.37 to
              Registrant's 1995 Annual Report on Form 10-K , and by this reference incorporated herein.

   10.38 Sierra Tahoe Bancorp 1996 Stock Option Plan, filed as Exhibit A to Registrant's Proxy Statement for its July 23, 1996 annual meeting of shareholders, and by this reference incorporated herein.

   10.39 Director's remuneration continuation agreement between Sierra Tahoe Bancorp and David Clark, dated October 1, 1993, filed as
              Exhibit 10.39 to Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.40      Settlement Agreement and Mutual Release of All Claims re:
              American River Bank, et al. v. Mutual Fund, Inc., et al. dated March 22, 1996, filed as Exhibit 10.40 to Registrant's 1995 Annual Report on Form 10-K , and by this reference incorporated herein.

   10.41 Federal funds facility agreement between Union Bank of California and Truckee River Bank dated April 8, 1996, filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and by this reference incorporated herein.

   10.42 First Amendment to Senior Management Benefits Agreement between Sierra Tahoe Bancorp and David C. Broadley, dated April 2, 1996, filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and by this reference incorporated herein.

   10.43 Incentive Stock Option Agreement between Registrant and Martin R. Sorensen, dated May 18, 1994, filed as Exhibit 10.44 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.44 Senior Manager Separation Benefits Agreement between Sierra Tahoe Bancorp and Patrick S. Day, dated January 10, 1996, including First Amendment dated April 2, 1996, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

   10.45 Deferred Fee Agreement between Sierra Tahoe Bancorp and Thomas M. Watson, dated June 19, 1996, filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

   10.46 Federal Funds Agreement between Bank of California and Truckee River Bank, dated March 31, 1994, filed as Exhibit 10.47 to Registrant's 1995 Annual Report on Form 10-K , and by this reference incorporated herein.

   10.47      Agreement  between  American  Financial  Skylink and Sierra  Tahoe
              Bancorp, dated August 1, 1994, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and by this reference incorporated herein.

   10.48 Deferred Fee Agreement between Sierra Tahoe Bancorp and R. Coppola, dated June 12, 1996, filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

   10.49 Revolving Line of Credit Agreement between First Security Bank of Idaho and Truckee River Bank, dated September 23, 1994, filed as
              Exhibit 10.50 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.50 Credit Agreement between Sanwa Bank California and Truckee River Bank, dated July 29, 1994, filed as Exhibit 10.51 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.51 Modification to sublease dated September 24, 1994 between First Commercial Title, Inc. and Sierra Tahoe Mortgage Company, dated January 31, 1995, filed as Exhibit 10.52 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.52 Lease Agreement between Hulse-Kinsey Trust and Truckee River Bank, dated February 10, 1995, filed as Exhibit 10.53 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.53 Assignment of License Agreements between Information Technology, Inc., Sierra Tahoe Servicing Corporation and Truckee River Bank, dated March 3, 1993, filed as Exhibit 10.54 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.54 Deferred Fee Agreement between Sierra Tahoe Bancorp and Ronald A. Johnson, dated May 23, 1996, filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

   10.55 Fourth Addendum to Lease Agreement between Edwin Holt and Sierra Bank of Nevada, dated February 17, 1995, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and by this reference incorporated herein.

   10.56      Credit  Agreement  between  Sierra  Bank  of  Nevada  and  Bank of
              California, dated March 21, 1995, filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and by this reference incorporated herein.

   10.57 Lease Agreement between Truckee River Bank and Realty Advisors, Inc., filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and by this reference incorporated herein.

   10.58 Lease Agreement Between Truckee River Bank and Western Investment Real Estate Trust and Pinecreek Shopping Center Associates, filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and by this reference incorporated herein.

   10.59 Construction agreement between Sierra Bank of Nevada and Shaver Construction, Inc., filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and by this reference incorporated herein.

   10.60 Senior Manager Separation Benefits Agreement between Sierra Tahoe Bancorp and Martin R. Sorensen dated January 17, 1996, filed as
              Exhibit 10.61 to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.61 Executive Salary Continuation Agreement between Sierra Tahoe Bancorp and Martin R. Sorensen, dated March 31, 1995, filed as
              Exhibit 10.63 to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.62 Incentive Stock Option Agreement between Sierra Tahoe Bancorp and Martin R. Sorensen dated December 20, 1995, filed as Exhibit 10.64 to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

  10.63 Incentive Stock Option Agreement between Sierra Tahoe Bancorp and William T. Fike dated December 20, 1995, filed as Exhibit 10.67 to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.64 Incentive Stock Option Agreement between Sierra Tahoe Bancorp and Pat Day dated December 20, 1995, filed as Exhibit 10.68 to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.65 Incentive Stock Option Agreement between Sierra Tahoe Bancorp and David Broadley dated December 20, 1995, filed as Exhibit 10.69 to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.66 Incentive Stock Option Agreement between SierraWest Bancorp and Mary Jane Posnien, dated December 23, 1996.

   10.67 Senior Manager Separation Benefits Agreement between Sierra Tahoe Bancorp and David C. Broadley dated January 17, 1996, filed as
              Exhibit 10.71 to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

   10.68 Deferred Fee Agreement between Sierra Tahoe Bancorp and David W. Clark, dated May 28, 1996, filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

   10.69 Deferred Fee Agreement between Sierra Tahoe Bancorp and Richard S. Gaston, dated June 19, 1996, filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

   10.70 Deferred Fee Agreement between Sierra Tahoe Bancorp and A. Morgan Jones, dated June 7, 1996, filed as Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

   10.71 Deferred Fee Agreement between Sierra Tahoe Bancorp and John J. Johnson, dated June 20, 1996, filed as Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

   10.72 Deferred Fee Agreement between Sierra Tahoe Bancorp and Jack V. Leonesio, dated June 19, 1996, filed as Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

   10.73 Deferred Fee Agreement between Sierra Tahoe Bancorp and William McClintock, dated June 13, 1996, filed as Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

   10.74 Deferred Fee Agreement between Sierra Tahoe Bancorp and Jerrold T. Henley, dated May 29, 1996, filed as Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

   10.75 Incentive Stock Option Agreement between Sierra Tahoe Bancorp and William T. Fike, dated July 1, 1996, filed as Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

   10.76 Nonqualified Stock Option Agreement between Sierra Tahoe Bancorp and William T. Fike, dated July 1, 1996, filed as Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

   10.77 Fixed Price Construction Agreement between SierraWest Bank and Shaver Construction, dated June 12, 1996, filed as Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

   10.78 Amendment No. 1 to Employment Agreement between SierraWest Bancorp and William T. Fike, dated June 27, 1996, filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and by this reference incorporated herein.

   10.79 Amendment No. 1 to Executive Salary Continuation Agreement between SierraWest Bancorp and William T. Fike, dated June 27, 1996, filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and by this reference incorporated herein.

   10.80 Amendment No. 1 to Executive Salary Continuation Agreement between SierraWest Bancorp and David C. Broadley, dated June 27, 1996, filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and by this reference incorporated herein.

   10.81 Amendment No. 1 to Executive Salary Continuation Agreement between SierraWest Bancorp and Martin R. Sorensen, dated June 27, 1996, filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

   10.82 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and William W. McClintock, dated June 27, 1996, filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

   10.83 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Jerrold T. Henley, dated June 27, 1996, filed as Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

   10.84 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and A. Morgan Jones, dated June 27, 1996, filed as Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

   10.85 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Jack V. Leonesio, dated June 27, 1996, filed as Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and by this reference incorporated herein.

   10.86 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Thomas M. Watson, dated June 27, 1996, filed as Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

   10.87 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and David W. Clark, dated June 27, 1996, filed as Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

   10.88 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Richard S. Gaston, dated June 27, 1996, filed as Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

   10.89 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and John J. Johnson, dated June 27, 1996, filed as Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

   10.90 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Ralph J. Coppola, dated June 27, 1996, filed as Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

   10.91 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Ronald A. Johnson, dated June 27, 1996, filed as Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

  10.92 Sierra Tahoe Bancorp Board of Directors Deferred Compensation and Stock Award Plan, filed as Exhibit B to Registrant's Proxy Statement for its July 23, 1996 annual meeting of shareholders, and by this reference incorporated herein.

  11.1        Statement re Computation of Per Share Earnings.

  12.1        Statement re Ratio of Earnings to Fixed Charges.

  21.1        Significant Subsidiaries of the Registrant

              SierraWest Bank - Incorporated in California

  23.1        Consent of Deloitte & Touche LLP, independent auditors

  27.1        Financial Data Schedule

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: March 10, 1997                        By:    /s/ William T. Fike
                                               -----------------------
                                                       William T. Fike

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ William T. Fike                       President and Chief Executive Officer                          March 10, 1997
-------------------
William T. Fike                           Director

/s/ David C. Broadley                     Executive Vice President/                                      March 10, 1997
---------------------
David C. Broadley                         Principal Financial Officer
                                          and Principal Accounting Officer

/s/ Jerrold T. Henley                     Chairman of the Board                                          March 10, 1997
---------------------
Jerrold T. Henley

/s/ David W. Clark                        Director                                                       March 10, 1997
------------------
David W. Clark

/s/ A. Morgan Jones                       Director and Corporate Secretary                               March 10, 1997
-------------------
A. Morgan Jones

/s/ Jack V. Leonesio                      Director                                                       March 10, 1997
--------------------
Jack V. Leonesio

/s/ William W. McClintock                 Director                                                       March 10, 1997
-------------------------
William W. McClintock

/s/ Richard Gaston                        Director                                                       March 10, 1997
------------------
Richard Gaston

/s/ Thomas M. Watson                      Director                                                       March 10, 1997
--------------------
Thomas M. Watson

/s/ Ralph J. Coppola                      Director                                                       March 10, 1997
--------------------
Ralph J. Coppola

/s/ John J. Johnson                       Director                                                       March 10, 1997
-------------------
John J. Johnson

/s/ Ronald A. Johnson                     Director                                                       March 10, 1997
---------------------
Ronald A. Johnson

                                     Exhibit 10.7

                     SENIOR MANAGER SEPARATION BENEFITS AGREEMENT

  THIS SENIOR MANAGER SEPARATION BENEFITS AGREEMENT (the "Agreement") is made and entered into as of January 10, 1996, by and between SIERRA TAHOE BANCORP, a California Corporation and its banking subsidiaries TRUCKEE RIVER BANK and SIERRA BANK OF NEVADA (hereinafter "STB"), with its principal offices located at 10181 Truckee Tahoe Airport Road, P.O. Box 61000, Truckee, California 96161 and MARY JANE POSNIEN, an individual ("MJP").


                                          WITNESSETH


  WHEREAS, MJP is currently designated a senior officer and 'at will' employee of Truckee River Bank and Sierra Bank fo Nevada and expects to remain a senior officer and employee subject to the policies and conditions contained within the STB Personnel Policies and Procedures;

  WHEREAS, both STB and MJP feel it is in their respective and mutual best interests to preagree upon appropriate and reasonable separation compensation that will be paid to MJP should STB ever determine that MJP should, for whatever reason, be terminated from her position and leave the company;

  WHEREAS, STB and MJP agree that the benefits described herein constitute full payment of and shall completely supersede and constitute full satisfaction of any and all other monetary or nonmonetary benefits paid as a result of the termination of MJP for any reason by STB except as may be additionally required beyond the sums and benefits paid hereunder by law.

  WHEREAS, nothing in this Agreement is intended to change the current at will employment of MJP or create a contract of employment. Further, this Agreement shall only cover situations wherein STB requests the termination of MJP and shall not apply if MJP elects to voluntarily leave STB.

  NOW, THEREFORE, in consideration of the promises set forth below and for other good and valuable consideration, including the mutual covenants and agreements herein contained, the receipt and sufficiency of which is hereby acknowledged, STB and MJP hereby agree as follows:

  1. Applicability of Agreement; Definition of Termination: This Agreement coveys additional benefits not otherwise due to employees generally and shall become operative upon MJP's termination of employment for any reason by STB, its affiliates and, their respective officers or directors, so long as that termination did not result from a final determination of the Human Resources Director and the Personnel Committee of the Board of Directors of STB that MJP's termination resulted from a material violation of the STB Personnel policies and procedures (i.e. termination for cause) (hereinafter referred to as the "Termination"). This Agreement shall not apply as to any event not covered under the definition of the term 'Termination'. Following the defined Termination, and the payment of benefits under this Agreement, it is expressly agreed and understood that STB shall not be precluded from rehiring MJP's position either now or in the future and such rehiring shall not be deemed to nullify or change this Agreement if it is otherwise applicable.

2. Conditions For Payment of Separation Benefits. STB shall pay the separa-tion benefitsset forth in Paragraph 3 to MJP after each of the following requirements have been satisfied in the reasonable discretion of STB:

         A. A defined Termination as set forth in Paragraph 1 has occurred and MJP has left (or will promptly thereafter leave) the employment of STB; and

         B. MJP consent to and does expressly waive, release, indemnify and fully hold STB, its subsidiary companies and each of their employees, officers and directors harmless with regard to his employment at STB; the manner of his Termination; and any other matters reasonably related to his employment. MJP agrees to initiate no action, of any type or kind, regarding his employment or Termination and if such an action is initiated he agrees that such action may be promptly closed, dismissed or summarily disallowed, or, if it shall continue, that MJP will indemnify STB for the legal fees, costs and expenses resulting from their defense of that action; and

         C. MJP agrees to and shall maintain the confidentiality of any and all proprietary secrets, processes and plans of STB and its subsidiaries made known to MJP during his employment.

STB may elect to advance the separation benefits set forth in Paragraph 2 prior to the satisfaction of each of the above requirements in this Paragraph 3, or in anticipation of full performance by MJP, and should any requirement not be satisfied within a reasonable period thereafter or continuously performed, MJP, upon request of STB and presentation of proof of nonperformance and a reasonable period to cure the continuing nonperformance, shall promptly return the separation benefit(s) paid or granted to him and this Agreement shall terminate.

  3. Separation Benefits. STB shall, in addition to any final salary, vacation, personal leave, retirement plan and other monetary or nonmonetary benefit(s) covered under one or more separate agreement(s) and otherwise due or applicable to MJP upon Termination (except benefits due under an agreement or policy concerning office closure or reduction in force laws so long as less than the sums being paid hereunder), pay to MJP upon Termination one of the following benefits, at the election and option of MJP:

         A. A lump sum payment equal to SIX (6) months of monthly salary, less any and all applicable taxes, deductions arising from benefit elections or any other sums required to be deducted by law, rule or regulation. If this option is elected, and MJP elects continued health coverage under COBRA, STB will require MJP to pay the full rate allowed by COBRA for any continued health insurance coverage elected at the time of Termination; or

         B. Continuation of monthly salary for SIX (6) months, less any and all applicable taxes, deductions arising from benefit elections or other sums required to be deducted by law, rule or regulation. If this option is elected, and if MJP elects to continue health insurance coverage under COBRA, STB will continue to charge MJP's the applicable employee coverage rate for Six (6) months if said applicable employee rate may be properly granted to MJP without violating any existing policy or law and if said rate is lower than the COBRA rate that may be assessed.

The payment option elected shall be deemed the "Separation Benefit". Said Separation Benefit shall result in a waiver of any other separation benefits due to MJP following the Termination as more fully set forth in Paragraph 4.

  4. Express Waiver and Release of Other Separation Benefits. By executing this Agreement, MJP agrees that the Separation Benefit paid pursuant to this Agreement, provided the payments or benefits at least equal those payments or benefits that must be paid to terminated employees by law, shall be deemed to be the equivalent and substitute for any legally or customarily required separation payments due to MJP and STB shall be given full credit for sums paid hereunder as to any legal or customarily requirements to pay separation and payments hereunder shall be deemed to have fully satisfied STB's obligations with regard to any legally or customarily mandated separation payments due to MJP upon his termination, including, but not limited to, any laws or customs regarding reduction in force or job-site closing. If additional sums are legally required, or are adjudicated as required, this Agreement shall be deemed to be automatically amended to credit against the sums due the amount paid hereunder and this Agreement shall be deemed to include any additionally required benefits or payments.

  5. Reserved.

  6. Binding Effect of Agreement. This Agreement shall inure to the benefit of and be binding upon the heirs, administrators, personal representatives, successors and assigns of MJP and STB, as the case may be.

  7. No Contest; Reimbursement of Benefits: The parties hereby mutually agree that in the event that MJP contests this Agreement, or any of the provisions hereunder, by the filing or commencement of any action or proceeding relating to his employment or Termination of any kind or nature whatsoever against STB, its parent company or affiliate companies or is re-employed by STB involuntarily by court order, or an enforceable judgment is obtained against STB, then STB shall have the absolute right: (i) to enforce repayment in full on the date of such re-employment of all sums paid to MJP hereunder, which sums shall include the payment or value of any benefits received by MJP hereunder, as a credit in offset, reduction and satisfaction of all or any portion of such judgment, or, (ii) if there is no judgment, against wages due to MJP.

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

  10.Governing Law: This Agreement shall be construed and governed in accordance with the laws of the State wherein MJP is predominantly employed, with venue appropriate in the County wherein MJP is predominantly employed. Any provision of this Agreement prohibited by law shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement. In the event of any litigation or action being commenced with regard to this Agreement, the prevailing party shall be awarded their reasonable attorneys fees, costs and expenses.

11. Informed Consent and Waiver: MJP has executed this Agreement on a fully informed, voluntary basis. MJP understands and agrees that the separation benefit provided for herein will preclude MJP's right to seek other separation benefits, except as allowed by law, and that MJP has been given the right and opportunity to consult with an advisor or attorney prior to the execution of this Agreement.

IN WITNESS WHEREOF, the parties hereto have made, executed and delivered this Agreement as of the day and year first above written.



/s/ Mary Jane Posnien
MARY JANE POSNIEN



SIERRA TAHOE BANCORP,
a California Corporation

By: /s/ W. T. Fike
  William T. Fike

Its:   President/CEO

STATE OF CALIFORNIA                       )
                                          )  SS.
COUNTY OF NEVADA                          )

  On 30 day of January, 1996, personally appeared before me, a Notary Public, in and for said County and State, MARY JANE POSNIEN, known to me to be the person described in and who executed the foregoing instrument, who acknowledged to me that she executed the same freely and voluntarily and for the uses and purposes therein mentioned.

  (Seal)                                   /s/ Cynthia Perry
                                              Notary Public



STATE OF CALIFORNIA                       )
                                          )  SS.
COUNTY OF NEVADA                          )

  On this 13 day of February, 1996, personally appeared before me, a Notary Public, in and for said County and State, WILLIAM T. FIKE, in his capacity as President and CEO of SIERRA TAHOE BANCORP, known to me to be the person described in and who executed the foregoing instrument, who acknowledge to me that he executed the same freely and voluntarily and for the uses and purposes therein mentioned.

  (Seal)                                    /s/ Julie Roberts
                                                Notary Public

                                             Exhibit 10.66

NOTWITHSTANDING ANY OTHER PROVISION OF THIS AGREEMENT, NO SHARES OF SIERRAWEST BANCORP'S COMMON STOCK SHALL BE ISSUED PURSUANT HERETO UNLESS THE SIERRAWEST BANCORP 1996 STOCK OPTION PLAN SHALL HAVE FIRST BEEN APPROVED BY THE SHAREHOLDERS OF SIERRAWEST BANCORP.

                                                  SIERRAWEST BANCORP

                                           INCENTIVE STOCK OPTION AGREEMENT


  This Incentive Stock Option Agreement (the "Agreement") is made and entered into as of the 23rd day of December, 1996, by and between SierraWest Bancorp, a California corporation (the "Bancorp"), and MaryJane Posnien ("Optionee");
  WHEREAS, pursuant to the SierraWest Bancorp 1996 Stock Option Plan (the "Plan"), a copy of which is attached hereto, the Stock Option Committee has authorized granting to Optionee an incentive stock option to purchase all or any part of seven thousand five hundred (7,500) authorized but unissued shares of the Bancorp's common stock for cash at the price of fifteen dollars and thirteen cents ($15.13) per share, such option to be for the term and upon the terms and conditions hereinafter stated;
  NOW, THEREFORE, it is hereby agreed:
  1. Grant of Option. Pursuant to said action of the Stock Option Committee, the Bancorp hereby grants to Optionee the option to purchase, upon and subject to the terms and conditions of the Plan which is incorporated in full herein by this reference, all or any part of seven thousand five hundred (7,500) shares of the Bancorp's common stock (hereinafter called "stock") at the price of fifteen dollars and thirteen cents ($15.13) per share, which price is not less than one hundred percent (100%) of the fair market value of the stock (or not less than 110% of the fair market value of the stock for Optionee- shareholders who own securities possessing more than ten percent (10%) of the total combined voting power of all classes of securities of the Bancorp) as of the date of action of the Stock Option Committee granting this option.
  2. Exercisability. This option shall be exercisable as to fifteen hundred (1,500) shares on or after 12 months, an additional fifteen hundred (1,500) shares on or after 24 months, an additional fifteen hundred (1,500) shares on or after 36 months, an additional fifteen hundred (1,500) shares on or after 48 months, and an additional fifteen hundred (1,500) shares on or after 60 months. This option shall remain exercisable as to all of such shares until December 23, 2006 (but not later than ten (10) years from the date this option is granted) unless this option has expired or terminated earlier in accordance with the provisions hereof. Shares as to which this option becomes exercisable pursuant to the foregoing provision may be purchased at any time prior to expiration of this option.
  3. Exercise of Option. This option may be exercised by written notice delivered to the Bancorp stating the number of shares with respect to which this option is being exercised, together with cash or shares of the Bancorp's stock, as applicable, in the amount of the purchase price of such shares. Not less than ten (10) shares may be purchased at any one time unless the number purchased is the total number which may be purchased under this option and in no event may the option be exercised with respect to fractional shares. Upon exercise, Optionee shall make appropriate arrangements and shall be responsible for the withholding of any federal and state taxes then due.
  4. Cessation of Employment. Except as provided in Paragraphs 2 and 5 hereof, if Optionee shall cease to be an employee of the Bancorp or a subsidiary corporation for any reason other than Optionee's death or disability, [as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended from time to time (the "Code")], this option shall expire three (3) months thereafter. During the three (3) month period this option shall be exercisable only as to those installments, if any, which had accrued as of the date when Optionee ceased to be an employee of the Bancorp or the subsidiary corporation.

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

  8. Privileges of Stock Ownership. Optionee shall have no rights as a shareholder with respect to the Bancorp's stock subject to this option until the date of issuance of stock certificates to Optionee. Except as provided in the Plan, no adjustment will be made for dividends or other rights for which the record date is prior to the date such stock certificates are issued.
  9. Modification and Termination. The rights of Optionee are subject to modi-fication and termination upon the occurrence of certain events as provided in Sections 13 and 14 of the Plan.
  10. Notification of Sale. Optionee agrees that Optionee, or any person acquiring shares upon exercise of this option, will notify the Bancorp not more than five (5) days after any sale or other disposition of such shares.
  11. Representations of Optionee. No shares issuable upon the exercise of this option shall be issued and delivered unless and until the Bancorp has complied with all applicable requirements of California and federal law and of the Securities and Exchange Commission and the California Department of Corporations pertaining to the issuance and sale of such shares, and all applicable listing requirements of the securities exchanges, if any, on which shares of the Bancorp of the same class are then listed. Optionee agrees to ascertain that such requirements shall have been complied with at the time of any exercise of this option. In addition, if the Optionee is an "affiliate" for purposes of the Securities Act of 1933, there may be additional restrictions on the resale of stock, and Optionee therefore agrees to ascertain what those restrictions are and to abide by the restrictions and other applicable federal and state securities laws.
  Furthermore, the Bancorp may, if it deems appropriate, issue stop transfer instructions against any shares of stock purchased upon the exercise of this option and affix to any certificate representing such shares the legends which the Bancorp deems appropriate.

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

OPTIONEE
 SIERRAWEST BANCORP

By /s/ Mary Jane Posnien                    By /s/ W. T. Fike
     MaryJane Posnien                       William T. Fike


                                            By /s/ Robert C. Silver
                                            Robert C. Silver

                                       EXHIBIT 11.1

                      SierraWest Bancorp  and  Subsidiary  Computation  of
                               Earnings Per Common Share (in  thousands,
                                       except per share amounts)


                                                                       Year Ended December 31,
                                                                1996               1995           1994
                                                              ------              ----           ----
Primary
Net income............................................      $   3,328             $  1,916       $  3,003
                                                            =========             =========      =========

Shares
  Weighted average number of common shares
   outstanding.........................................         2,675                2,599          2,598

 Assuming exercise of options reduced by the number of
  shares which could have been purchased with the
  the proceeds from exercise of such options                      127                   79             80
                                                            -----------           ----------     ---------

Weighted average number of common shares
  outstanding as adjusted . . . . . . . . . . . . . . . . .     2,802                2,678          2,678
                                                            ===========           ==========     =========

Net income per share  . . . . . . . . . . . . . . . . . . . $    1.19             $   0.72       $   1.12
                                                            ===========           ==========     =========

Assuming full dilution

Earnings                                                    $   3,328             $  1,916       $  3,003

Add after tax interest expense applicable to
  convertible debentures . . . . . . . . . . . . . . . . .        449                  499            460
                                                            ----------            ----------   -----------

Net income . . . . . . . . . . . . . . . . . . . . . . . . .$    3,777            $  2,415    $     3,463
                                                            ===========           ==========    ===========
Shares
  Weighted average number of common shares
   outstanding..........................                         2,675               2,599          2,592

 Assuming conversion of convertible
  debentures............................                           930               1,000            926

 Assuming exercise of options  reduced by the
  number of shares which could have been
   purchased with the proceeds from exercise of
   such options.........................                           142                  88             88
                                                            ------------          ----------     ---------

 Weighted average number of common shares
  outstanding as adjusted...............                         3,747               3,687          3,606
                                                            ===========           ==========     =========

Net income per share assuming
  full dilution.........................                    $      1.01           $   0.66     $     0.96
                                                            ===========           ==========     =========

                                                         EXHIBIT 12.1

                             SierraWest Bancorp and Subsidiary Ratio of Earnings to Fixed Charges
                                                        (in thousands)



                                                                        Year Ended December 31,
                                                          1996        1995       1994       1993        1992

Fixed Charges
Interest on debt                                         $   760     $  858    $   827     $    79     $  105

Amortization of debt expense                                  93         97         86           0          7

Interest element of rentals                                  369        404        307         283        247

Capitalized interest                                         104         41          0           0          0
                                                           -----       -----      -----      ------      -----

  Total fixed charges excluding interest on deposits       1,326      1,400      1,220         362        359

Interest on deposits                                      11,735      7,633      4,770       4,424      6,771
                                                         --------     ------     ------     -------     ------

  Total fixed charges including interest on deposits     $13,061     $9,033    $ 5,990     $ 4,786     $7,130
                                                         ========    =======   ========     =======     ======


Earnings

Consolidated net income                                  $ 3,328      1,916      3,003     $ 2,704     $1,833

Add back:
  Provision for income taxes                               2,077      1,179      1,863       1,670        763

  Total fixed charges excluding interest on deposits       1,222      1,359      1,220         362        359
                                                         --------    -------    -------    --------      -----

Total earnings excluding interest on deposits              6,627      4,454      6,086       4,736      2,955

Add back:
  Interest on deposits                                    11,735      7,633      4,770       4,424      6,771
                                                         --------    -------    -------    --------    -------


Total earnings including interest on deposits            $18,362     12,087     10,856     $ 9,160     $9,726
                                                         ========    =======   ========    ========    =======


Ratio of earnings to fixed charges
  excluding interest on deposits                             5.0        3.2        5.0        13.1        8.2

Ratio of earnings to fixed charges including
interest on deposits                                         1.4        1.3        1.8         1.9        1.4


                              Exhibit 23.1

INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-28004 on Form S-8, Registration Statement No. 33-13031 on Form S-8 and Registration Statement No. 33-15013 on Form S-8 of SierraWest Bancorp of our report dated January 24, 1997, appearing in the Annual Report on Form 10-K of SierraWest Bancorp for the year ended December 31, 1996.

/s/ Deloitte & Touche LLP

Sacramento, California
March 14, 1997