Form 10-Q
period 1997-03-31
SIERRAWEST BANCORP
filed 1997-05-13
CIK 790555

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                           ----------------------------

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                            ----------------------------


For the Quarter Ended March 31, 1997,              Commission File No. 0-15450


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

As of May 2, 1997: Common Stock - Authorized 10,000,000 shares of no par value; issued and outstanding - 3,304,864

10-Q Filing
March 31, 1997



Part I.           Financial Information

Item 1.           Financial Statements



Following are condensed consolidated financial statements for SierraWest Bancorp ("Bancorp", or together with its subsidiary, the "Company") for the reportable period ended March 31, 1997. These condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and earnings of the Company in conformity with generally accepted accounting principles. The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SIERRAWEST BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENT OF CONDITION

                              (Unaudited)

                                       March 31, 1997 and December 31, 1996
                                         (Amounts in thousands of dollars)

ASSETS                                                          03/31/97                         12/31/96
------                                                          --------                         --------

      Cash and due from banks                                  $   20,568                        $   26,434
      Federal funds sold                                           26,000                            32,200
      Investment securities                                        48,360                            35,216
      Loans held for sale                                          47,790                            29,489
      Loans and leases, net of allowance
         for possible loan and lease losses of
         $4,807 in 1997 and $4,546 in 1996                        294,883                           289,331
      Other assets                                                 36,441                            35,219
                                                               ----------                        ----------
            TOTAL ASSETS                                       $  474,042                        $  447,889
                                                               ==========                        ==========

LIABILITIES
      Deposits                                                 $  423,577                        $  399,651
      Convertible debentures                                        3,917                             8,520
      Other liabilities                                             6,696                             5,802
                                                               ----------                        ----------
            TOTAL LIABILITIES                                     434,190                           413,973
                                                               ----------                        ----------
SHAREHOLDERS' EQUITY
      Common stock                                                 16,944                            12,291
      Retained earnings                                            22,297                            21,654
          Unrealized gain/(loss) on available for sale
         investment securities and interest only strips
         receivable, net of tax                                       611                               (29)
                                                               ----------                        ----------

         TOTAL SHAREHOLDERS' EQUITY                                39,852                            33,916
                                                               ----------                        ----------

         TOTAL LIABILITIES &
         SHAREHOLDERS' EQUITY                                  $  474,042                        $  447,889
                                                               ==========                        ==========

The accompanying notes are an integral part of these Condensed Consolidated Statements of Condition.

                         SIERRAWEST  BANCORP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)

                  For the Three Months Ended March 31, 1997 and 1996
                    (Amounts in thousands except per share amounts)

                                                                                          Three                          Three
                                                                                         Months                         Months
                                                                                          Ended                          Ended
                                                                                        03/31/97                       03/31/96
Interest Income:
  Interest and fees on loans and leases                                                $   8,690                     $   6,782
  Interest on federal funds sold                                                             403                           254
  Interest on investment securities and other assets                                         599                           390
                                                                                       ---------                     ---------
        Total Interest Income                                                              9,692                         7,426
                                                                                       ---------                     ---------

Interest Expense:
  Interest on deposits                                                                     3,612                         2,566
  Interest on convertible debentures                                                         116                           206
  Other interest expense                                                                      39                           (24)
                                                                                       ---------                     ---------
        Total Interest Expense                                                             3,767                         2,748
                                                                                       ---------                     ---------

Net Interest Income                                                                        5,925                         4,678

Provision for Possible Loan and Lease Losses                                                 450                           510
                                                                                       ---------                     ---------

Net Interest Income After Provision for
    Possible Loan and Lease Losses                                                         5,475                         4,168

Non-interest  Income                                                                       1,880                         1,666
Non-interest Expense                                                                       5,475                         4,910
                                                                                       ---------                     ---------

Income Before Provision for Income Taxes                                                   1,880                           924

Provision for Income Taxes                                                                   713                           357
                                                                                       ---------                      --------

  NET INCOME                                                                           $   1,167                     $     567
                                                                                       =========                     =========

  EARNINGS PER SHARE
      Primary                                                                          $     .38                     $     .21
Weighted Average Shares Outstanding                                                        3,089                         2,737
Fully diluted                                                                                .32                     $     .18
Weighted Average Shares Outstanding                                                        3,822                         3,750

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income.

                         SIERRAWEST BANCORP AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                 For the Three Months Ended March 31, 1997 and 1996
                         (Amounts in thousands of dollars)

                                                                                        Three                              Three
                                                                                        Months                             Months
                                                                                        Ended                              Ended
                                                                                       03/31/97                          03/31/96
Cash Flow From Operating Activities:
  Interest and fees received                                                          $    9,166                       $    7,286
  Service charges and commissions received                                                   539                              391
  Servicing income and interest only strip receivables income received                     1,320                            1,443
  Interest paid                                                                           (3,976)                          (2,911)
  Cash paid to suppliers and employees                                                    (4,937)                          (4,668)
  Income taxes paid                                                                         (175)                             (75)
  Government guaranteed loans originated for sale                                         (6,370)                          (2,548)
  Government guaranteed loans sold                                                         2,838                              134
  Other items                                                                                299                              184
                                                                                      ----------                       ----------
    Net Cash Used in Operating Activities                                             $   (1,296)                      $     (764)

Cash Flow From Investing Activities:
  Proceeds from:
     Maturities of investment securities - held to maturity                                1,012                               15
     Maturities of investment securities - available for sale                              2,505                            5,322
     Sales of investment securities - available for sale                                       0                            7,242
  Purchase of investment securities -  available for sale                                (17,079)                         (11,049)
  Loans and leases made net of principal collections                                     (20,781)                         (17,686)
  Capital expenditures                                                                      (414)                          (1,858)
  Decrease in other assets                                                                   220                              127
                                                                                      ----------                       ----------
  Net Cash Used In Investing Activities                                               $  (34,537)                      $  (17,887)

Cash Flow From Financing Activities:
  Net increase in demand, interest bearing
     and savings accounts                                                                 18,954                            2,759
  Net increase in time deposits                                                            4,972                           12,267
  Dividend paid                                                                             (524)                               0
  Proceeds from issuance of common stock                                                     365                               22
                                                                                      ----------                       ----------
  Net Cash Provided by Financing Activities                                               23,767                           15,048
                                                                                      ----------                       ----------

Net Decrease in Cash and Cash Equivalents                                                (12,066)                          (3,603)
Cash and Cash Equivalents at Beginning of Year                                            58,634                           39,189
                                                                                      ----------                       ----------
Cash and Cash Equivalents at March 31                                                 $   46,568                       $   35,586
                                                                                      ==========                       ==========

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

                      SIERRAWEST BANCORP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                               (Unaudited)

            For The Three Months Ended March 31, 1997 and 1996 (Continued)
                       (Amounts in thousands of dollars)

                       RECONCILIATION OF NET INCOME TO NET
                      CASH PROVIDED BY OPERATING ACTIVITIES

                                                                                      Three                            Three
                                                                                      Months                           Months
                                                                                      Ended                            Ended
                                                                                      03/31/97                         03/31/96
Net Income:                                                                           $   1,167                        $     567
Adjustments to Reconcile Net Income to Net Cash Provided:
   Depreciation and amortization                                                            361                              282
   Provision for possible loan and lease losses                                             450                              510
   Provision for income taxes                                                               713                              357
   Amortization of servicing asset and interest only strip receivables                      399                                0
   Amortization of excess servicing on SBA loans                                              0                              326
   Amortization of purchased mortgage servicing rights                                        0                               43
   Decrease in interest payable                                                            (209)                            (162)
   Increase in accrued expenses                                                             115                                5
   Amortization of premiums/discounts on loans                                             (131)                            (119)
   Decrease in taxes payable                                                               (175)                            ( 75)
   Increase in loans originated for sale                                                 (3,532)                          (2,414)
   Decrease/(increase) in prepaid expenses                                                   12                             ( 45)
   Other items                                                                             (466)                            ( 39)
                                                                                      ---------                        ---------
      Total Adjustments                                                                  (2,463)                          (1,331)
                                                                                      ---------                        ---------

Net Cash Used in Operating Activities                                                 $  (1,296)                       $    (764)
                                                                                      =========                        =========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

In the first quarter of 1997, $21.0 million of unguaranteed portions of government guaranteed loans were transferred to held for sale status. Also, $4.6 million of convertible debentures were converted to common stock, net of a $315 thousand discount.

During the first quarter of 1996, $15.7 million of unguaranteed SBA loans were transferred to held for sale status. Also, in 1996, $535 thousand of convertible debentures were converted to common stock, net of a $41 thousand discount.

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements
March 31, 1997 and December 31, 1996

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in a condensed format and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the three months ended March 31, 1997.

2.       COMMITMENTS & CONTINGENT LIABILITIES

         In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

3.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share
         (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

         SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.40 and $0.22 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.

4.       SERVICING ASSETS

         Effective January 1, 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In accordance with the accounting standards provided by this statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

         During the first quarter of 1997, under provisions of SFAS 125, the Company recognized a servicing asset of $14 thousand. In addition excess servicing assets of $11.9 million recognized on SBA loan sales made before January 1,

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements
March 31, 1997 and December 31, 1996

         1997 and mortgage servicing rights of $558 thousand were reclassified to interest only strip receivables. Interest only strip receivables are classified as other assets available for sale and are carried at fair value. The servicing asset is carried at cost, less any required valuation allowance and is classified as an other asset. The servicing asset is amortized over the expected remaining life. The Company's amortization of the servicing asset during the first quarter was $51 thousand. The fair value of the Company's servicing asset at March 31, 1997 based on the current quoted market prices for similar instruments was estimated at $2.3 million, which exceeded the carrying value of $2.1 million.

                          SIERRAWEST BANCORP AND SUBSIDIARY

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

Total assets increased by $26.1 million from $447.9 million at December 31, 1996, to $474.0 million at March 31, 1997. This increase included increases of $23.9 million in loans and loans held for sale, net of the allowance for possible loan and lease losses, $13.1 million in investment securities, and $1.2 million in other assets. These increases were offset by decreases of $6.2 million in federal funds sold and $5.9 million in cash and due from banks. Mutual funds, federal funds sold and unpledged investment securities classified as available for sale are all sources of short-term liquidity and can be used somewhat interchangeably to provide liquidity. Of the Company's total investment securities, $17.1 million were pledged at March 31, 1997.

The following table summarizes the Company's deposit and loan portfolios as of March 31, 1997, and December 31, 1996.

Deposits:                                                                         03/31/97                12/31/96       Change
                                                                                  --------                --------      --------
Non-interest bearing demand....................................................   $ 86,777                $ 80,525      $  6,252
Savings........................................................................     13,541                  13,289           252
Interest bearing transaction accounts..........................................    132,867                 120,417        12,450
Time...........................................................................    190,392                 185,420         4,972
                                                                                   -------                --------      --------
  TOTAL DEPOSITS...............................................................   $423,577                $399,651      $ 23,926
                                                                                  ========                ========      ========

Loans:                                                                            03/31/97                12/31/96       Change
                                                                                  --------                --------      --------
SBA............................................................................   $151,713                $146,266      $  5,447
Other Commercial...............................................................     51,693                  57,668        (5,975)
Real Estate....................................................................    127,471                 104,323        23,148
Individual and Other...........................................................      5,862                   6,824          (962)
Lease Receivables..............................................................     12,784                   9,994         2,790
                                                                                    ------                --------       --------
  SUBTOTAL.....................................................................    349,523                 325,075        24,448
Net deferred loan fees/costs and unearned income on leases.....................     (2,043)                 (1,709)         (334)
                                                                                  --------                --------       -------
  TOTAL GROSS LOANS AND LEASES.................................................   $347,480                $323,366      $ 24,114
                                                                                  ========                ========      ========

Included in SBA loans at March 31, 1997 are loans held for sale totaling $47.8 million.

Loans held for sale increased $18.3 million, primarily as a result of a change in SBA regulations. In April of 1997, the SBA indicated that it would not object if loans were sold down to 5% of the principal balance, and loans held for sale at March 31,

1997 reflect this intention. At December 31, 1996, loans held for sale reflected the previous regulation allowing sale down to 10%. Pending approval from the SBA, the Company intends to securitize these loans and sell the resulting securities to investors. Completion of the Company's first securitization is currently anticipated during the second or third quarter of 1997.

Total loans at the Company's Sacramento branch increased by $10.5 million during the first quarter of 1997 and deposits at this branch increased by $6.8 million during this period. Loans and deposits at the Company's Northern Nevada branches increased by $5.1 million and $21.2 million, respectively, during the first quarter of 1997.

Unearned income on leases totaled $2.1 million at March 31, 1997 and $1.7 million at December 31, 1996.

Out-of-area certificates of deposits declined from $45.8 million at December 31, 1996 to $42.3 million at March 31, 1997.

Effective January 1, 1997 upon implementation of SFAS 125 the Company's excess servicing receivable and purchased servicing rights were reclassified as a servicing asset for that portion of the receivables that did not exceed contractually specified servicing fees and interest only strip receivables for the portion which exceeds contractually specified servicing fees. The amortized book value of the servicing asset was $2.1 million at March 31, 1997. The interest only strip receivables are measured like available-for-sale investments in debt securities under SFAS 115. Included in other assets at March 31, 1997 are interest only strip receivables with an estimated market value of $14.0 million. This includes an unrealized gain of $1.5 million.

At March 31, 1997, the unrealized gain on interest only strip receivables and investment securities available for sale, net of the related tax effect, included $859 thousand related to the market value adjustment of the interest only strip receivables. In addition, this balance included an unrealized loss of $110 thousand related to mutual fund investments and an unrealized loss of $138 thousand related to other investment securities.

During April, the SBA announced that, effective May 5, it would temporarily limit the size of loans made under its 7(a) program to $500 thousand. The change is not expected to have a significant impact on SierraWest's earnings for 1997.

On January 24, 1997 the Company announced that it had signed a definitive agreement to acquire Mercantile Bank. Based in Sacramento, Mercantile is a business bank primarily servicing the commercial and real estate loan industry and had total assets of $47 million at March 31, 1997. The acquisition, which is scheduled to close in June, 1997, is subject to the approval of Mercantile's shareholders and federal and state regulators. Under the terms of the proposed transaction, shareholders of Mercantile will receive total compensation of $6.6 million, subject to certain adjustments primarily based upon the level of deposits and capital. The compensation will consist of 50% cash and 50% stock.

Bancorp paid dividends of sixteen cents per share in March 1997 compared to fifteen cents per share in April 1996. During the three months ended March 31, 1997, $4.6 million of the Bancorp's 8 1/2% convertible debentures were converted into 460 thousand shares of common stock. At April 30, 1997, a total of $3.7 million debentures were outstanding. On May 5, 1997, the Company announced it would redeem the remaining debentures effective June 30, 1997. The debentures may be converted at the option of the holders into a total of approximately 370 thousand shares of common stock.

RESULTS OF OPERATIONS (Three Months Ended March 31, 1997 and 1996)

Net income for the three months ended March 31, 1997 increased by 106% from $567 thousand for the three months ended March 31, 1996 to $1,167 thousand during the current three month period. Increases of $1,247 thousand in net interest income and $214 thousand in non-interest income and a decrease of $60 thousand in the loan loss provision were partially offset by an increase of $565 thousand in non-interest expense and a $356 thousand increase in the provision for income taxes.

Net Interest Income

The yield on average interest earning assets for the three months ended March 31, 1997 was 5.87%. This compares to 6.29% for the first three months of 1996. The decrease reflects the decrease in the average prime rate during the comparison periods, an increase in the cost of Now and Money Market accounts, and a decrease in the percentage of average loans to average interest earning assets. Offsetting the effect of the decrease in yield was an increase in average earning assets from $299 million during the first quarter of 1996 to $409 million in the current quarter.

Yields and interest earned, including loan fees for the three months ended March 31, 1997 and 1996, were as follows (in thousands except percent amounts):

                                                                             Three                            Three
                                                                            Months                           Months
                                                                             Ended                            Ended
                                                                          03/31/97                         03/31/96
Average loans outstanding (1)                                          $   332,967                       $   250,076
Average yields                                                               10.6%                             10.9%
Amount of interest and origination fees earned                         $     8,690                       $     6,782

(1)  Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $306 thousand and $262 thousand for the three months ended March 31, 1997 and 1996, yields on average loans outstanding were 10.2% and 10.5%, respectively. The prime rate (upon which a large portion of the Company's loan portfolio is based), averaged 8.27% for the 1997 period and 8.34% for the 1996 period.

The Company's variable rate SBA loans reprice monthly or in some cases quarterly with changes in prime. Prime declined from 8.5% to 8.25% on February 2, 1996 and increased to 8.5% on March 26, 1997. Because of the timing of these changes in prime, the effect of these changes was greater than would be anticipated given the change in the average prime rate during the comparison periods.

The Company has experienced an increase in its overall cost of deposits from 3.5% during the 1996 quarter to 3.6% during the current quarter. This increase reflects an increase in the rate paid on interest bearing transaction accounts, from 2.5% during the first quarter of 1996 to 2.8% during the current quarter.

Rates and amounts paid on average deposits including non-interest bearing deposits for the three months ended March 31, 1997 and 1996 were as follows (in thousands except percent amount):

                                                                      Three                          Three
                                                                      Months                         Months
                                                                      Ended                          Ended
                                                                       03/31/97                      03/31/96
Average deposits outstanding (1)                                     $  409,608                      $  297,787
Average rates paid                                                         3.6%                            3.5%
Amount of interest paid or accrued                                   $    3,612                      $    2,566

The effective interest rate paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the first three months of 1997 and 1996 were as follows:

                                                                    1997                                     1996
                                                                    MONEY                                      MONEY
                                                      NOW           MARKET        TIME          NOW            MARKET        TIME
Average Balance (in thousands) (1)                  $50,099       $78,686     $188,910        $39,361        $54,047     $135,014

Rate Paid                                              1.3%          3.8%         5.7%           1.2%           3.3%         5.7%

(1) Amount outstanding is the average of daily balances for the period.

The increase in Money Market rates is reflective of market conditions in the Company's service area.

Average loans represented 81.4% of average earning assets during the 1997 quarter and 83.7% during the first quarter of 1996. Other earning assets, which primarily consist of investment securities and federal funds sold, had an average yield of 5.3% during both quarters.

Provision for Possible Loan Losses

In evaluating the Company's loan loss reserve, management considers the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio, which includes SBA loans and local commercial loans. From inception of its SBA lending program in 1983, the Company has sustained a relatively low level of losses from these loans, averaging less than 0.5% of loans outstanding per year. Net losses in 1995 for these loans were $575 thousand. During 1996, net losses in the SBA loan portfolio decreased to $27 thousand. For the first quarter of 1997, net losses were $60 thousand.

Most of the Company's other commercial loan losses have been for loans to businesses within the Tahoe basin area, and in its Nevada operations. The Company believes that it has taken steps to minimize its commercial loan losses, including centralization of lending approval and processing functions. It is important for the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. To offset the added risk these loans may represent, the Company typically charges a higher interest rate. It also attempts to mitigate this risk through the loan review and approval process.

The provision for loan losses was $450 thousand and $510 thousand for the first three months of 1997 and 1996, respectively. The provision in 1996 and 1997 includes the effect of growth in the loan portfolio.

The allowance for possible loan and lease losses as a percentage of loans was 1.38% at March 31, 1997, 1.41% at December 31, 1996, and 1.68% at March 31,
1996. Net charge-offs were $189 thousand for the first three months of 1997. This compares to net recoveries of $13 thousand during the three months ended March 31, 1996. The decrease in the allowance for possible loan and lease losses as a percentage of loans reflects both the higher level of guaranteed loans in the portfolio resulting from the Company's decision to retain the guaranteed portion of loans it originates as well as the overall addition of new loans to the portfolio. Unguaranteed loans increased $23.3 million and $16.1 million in the first quarter of 1997 and 1996, respectively. Guaranteed portions of loans at March 31, 1997 totaled $38.6 million and at March 31, 1996 they totaled $34.0 million. The Company will monitor its exposure to loan losses each quarter and adjust its level of provision in the future to reflect changing circumstances. The Company expects that its existing loan loss reserve will be adequate to provide for losses inherent in the portfolio.

Of total gross loans and leases at March 31, 1997, $5.5 million were considered to be impaired. The allowance for possible loan and lease losses included $558 thousand related to these loans. The average recorded investment in impaired loans during the three months ended March 31, 1997 was $5.7 million.

The following table sets forth the ratio of nonperforming loans to total loans, the allowance for possible loan and lease losses to nonperforming loans and the ratio of the allowance for possible loan and lease losses to total loans, as of the dates indicated.

                                                                    March 31,                                December 31,
                                                        --------------------------                 --------------------------------
                                                              1997         1996                    1996          1995         1994
                                                              ----         ----                    ----          ----         ----
Nonaccrual loans to total loans                                1.6%         2.3%                     1.7%         2.3%         1.4%
Allowance for possible loan and lease
  losses to nonaccrual loans                                  87.9%        71.8%                    84.8%        70.2%       142.9%
Allowance for possible loan and lease
  losses to total loans                                        1.4%         1.7%                     1.4%         1.6%         2.1%

If the guaranteed portions of loans on nonaccrual status, which total $1.5 million, are excluded from the calculations, the ratio of nonaccrual loans to total loans at March 31, 1997 declines to 1.2% and the allowance for possible loan and lease losses to nonaccrual loans increases to 120.3%. At March 31, 1996, excluding guaranteed portions of loans on nonaccrual, these same percentages are 1.4% and 119.4%.

The following table sets forth the amount of the Company's nonperforming loans as of the dates indicated (amounts in thousands).

                                                                March 31                               December 31
                                                      ----------------------------     --------------------------------------------

                                                           1997           1996              1996           1995            1994
                                                      -------------  -------------     -------------  -------------  --------------
Nonaccrual loans:

 SBA.................................................     $4,490         $5,928            $4,985         $5,351          $2,423
 Other...............................................        976            152               378            125              59

Accruing loans past due 90 days or more:

 SBA.................................................        897          1,208             1,071            816           1,754
 Other...............................................      1,053            262             1,061            207               9

Restructured loans (in compliance with
modified terms)......................................        267             75               275             78             194

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

Although the level of nonperforming assets will depend on the future economic environment, as of April 30, 1997, in addition to the assets disclosed in the above chart, management of the Company has identified approximately $277 thousand in potential problem loans about which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

Interest income on nonaccrual loans which would have been recognized if all such loans had been current in accordance with their original terms totaled $154 thousand for the three months ended March 31, 1997. Interest income actually recognized on nonaccrual loans for the three months ended March 31, 1997 was $43 thousand based on cash collections.

The following table shows the loans outstanding, actual charge-offs, recoveries on loans previously charged off, the allowance for possible loan and lease losses and net loans charged off to average loans outstanding during the periods and as of the dates indicated (amounts in thousands except percentage amounts):

                                                            March 31                                    December 31
                                                -------------------------------- --------------------------------------------------

                                                     1997              1996            1996               1995              1994
                                                --------------    -------------- ---------------    ----------------    -----------
Average gross loans.........................     $332,967          $250,076         $284,487            $203,231          $ 166,366

Total gross loans at end of period..........      347,480           260,200          323,366             239,969            172,939

Allowance for possible loan and lease losses:
Balance beginning of period.................     $  4,546          $  3,845         $  3,845            $  3,546          $   3,472
                                                   ------            ------         --------            --------            -------

Actual charge-offs:

  SBA.......................................            76                35              114                 595               447

  Commercial and industrial.................           124                 0              337                 350               467

  Leases....................................             0                 0               84                   0                 0
  Real estate...............................             0                 0                0                  40                60

  Installment...............................            36                13               58                  40               101
                                                    ------            ------        ---------            --------           -------

   Total....................................           236                48              593               1,025             1,075
                                                    ------            ------        ---------            --------           -------

Less recoveries:

  SBA.......................................            16                37               87                  20                74

  Commercial and industrial.................            20                18              182                  26               187

  Real estate...............................             0                 0                0                   0                 0

  Installment...............................            11                 6               15                   8                 3
                                                    ------            ------         --------            --------          --------

    Total...................................            47                61              284                  54               264
                                                    ------            ------         --------            --------          --------

Net charge-offs.............................           189               (13)             309                 971               811

Provision for possible loan and lease
losses......................................           450               510            1,010               1,270               885
                                                   -------            ------         --------            --------          --------

Balance-end of period.......................     $   4,807         $   4,368        $   4,546           $   3,845         $   3,546
                                                    ======            ======          =======            ========          ========

Net loans charged off to average loans
outstanding (1).............................         0.23%            (0.02%)           0.11%               0.48%             0.49%

(1) Percentages for the three months are based on annualized net charge-offs.

The following table sets forth management's historical allocation of the allowance for possible loan and lease losses by loan category and percentage of loans in each category. Percentage amounts are the percentage of loans in each category to total loans at the dates indicated (in thousands except percentage amounts):

                                                                    December 31,
                                     ------------------------------------------------------------------------
                                               1996                         1995                   1994
                                     -----------------------    --------------------    ---------------------
                                                   Percent-                 Percent-                 Percent-
                                       Amount        age         Amount        age        Amount       age
                                     --------     ----------    --------    --------     -------     --------
SBA loans....................         $ 1,561         45%       $  1,468       49%       $ 2,372         56%
Commercial and
 industrial loans(2).........           1,720         21           1,592       24            627         18
Real estate loans............           1,010         30             564       23            366         21
Consumer loans to
individuals (1)..............             255          4             221        4            181          5
                                      -------        ---        --------     ----        -------        ---
  Total......................         $ 4,546        100%       $  3,845     100%        $ 3,546        100%
                                      =======        ===        ========     ===         =======        ===

                                                                      March 31,
                                     ------------------------------------------------------------------------
                                                  1997                                  1996
                                     ----------------------------------    ----------------------------------
                                                            Percent-                         Percent-
                                        Amount                age            Amount            age
                                     -----------          -----------      ---------         --------
SBA loans....................        $  1,653                 44%            $ 1,608           47%
Commercial and
 industrial loans (2)........           1,703                 18               1,931           28
Real estate loans............           1,216                 35                 609           21
Consumer loans to
 individuals (1).............             235                  3                 220            4
                                     --------                ---              ------          ---
  Total......................        $  4,807                100%            $ 4,368          100%
                                     ========                ===             =======          ===

-----------------------------------
(1) Includes equity lines of credit
(2) Includes commercial leases

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

Non-interest Income

Non-interest income increased by $214 thousand during the first three months of 1997 compared to the three months ended March 31, 1996. The gain on sale of SBA loans for the current three month period increased from $4 thousand to $75 thousand. Sales of SBA loans for the three months ended March 31, 1997 totaled $1.5 million compared to $134 thousand in the 1996 period. These sales were made primarily to reduce loans held related to the hotel/motel industry. By selling these guaranteed portions, the Company is able to take advantage of new lending opportunities in this industry, while maintaining an acceptable level of loans to this industry in its portfolio.

Income related to the Company's servicing assets and interest only strip receivables as defined under SFAS 125, net of the amortization of these assets, ( "Net Servicing Income") declined from $1,074 thousand for the three months ended March 31, 1996 to $921 thousand during the current quarter. This decline includes payments on existing loans including normal amortization and prepayments.

Offsetting the decline in Net Servicing Income was an increase in service charge income of $148 thousand. This resulted from an increase in demand deposits and additionally, a change in service charge structure effective February 1, 1997.

Other increases in non-interest income include $55 thousand in revenue on the sale of mutual funds and annuities through a third party marketer. Additionally, during the first quarter of 1996, the Company took a loss of $44 thousand on the sale of equipment.

Non-interest Expense

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the first three months of 1997 and 1996 (in thousands except percentage amounts):

Three Months                                    Salaries &            Occupancy &           Other
Ended                      Average              Related               Equipment             Operating
March 31                   Assets (1)           Benefits (2)          Expenses              Expenses
1997                       $ 460,827            2.7%                  0.8%                  1.2%
1996                       $ 342,917            3.3%                  1.0%                  1.3%

(1)    Based on average daily balances.

(2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages are 2.8% and 3.5% for 1997 and 1996, respectively.

The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the three months ended March 31, 1997 and 1996 (amounts in thousands except percentage amounts):

                                                                                          Increase (Decrease)
                                                Three Months Ended March 31,                 1997 over 1996
                                                     1997              1996              Amount         Percentage
Salaries and related benefits..............        $   3,192         $  2,958           $   234            7.9%
Occupancy and equipment....................              945              833               112           13.4
Insurance..................................               55               56                (1)          (1.8)
Postage....................................               77               61                16           26.2
Stationery and supplies....................              107               78                29           37.2
Telephone..................................              103               73                30           41.1
Advertising................................              219              134                85           63.4
Legal......................................               51               94               (43)         (45.7)
Consulting.................................              137               61                76          124.6
Audit and accounting fees..................               47               35                12           34.3
Director's fees and expenses...............               87              117               (30)         (25.6)
Other......................................              455              410                45           11.0
                                                   ---------         --------           -------
                                                   $   5,475         $  4,910           $   565           11.5%
                                                   =========         ========           =======

The increase in salaries and benefits includes an increase in commission expense of $131 thousand. Excluding this item, salaries and related benefits increased by 3.6% over the 1996 level. The increase in occupancy and equipment cost primarily relates to maintenance and repair costs on an expanded computer hardware and data communications network. Telephone costs include the upgrading and expanding of the Company's data communication network. Included in advertising expense is the cost of printing new product brochures totaling approximately $50 thousand. Legal expense during 1996 included costs related to a litigation matter that was resolved in the Company's favor. Directors fees and expenses benefitted from a reduction in the number of directors serving on the Company's boards of directors.

During the first quarter of 1997 the Company engaged an outside consulting firm to assist in identifying opportunities to reduce operating expenses and to recommend more efficient methods of operating. The increase in consulting costs is primarily related to this engagement. Total cost of this engagement is expected to be approximately $600 thousand, most of which will be incurred in the second quarter of 1997.

Provision for Income Taxes

Provision for income taxes has been made at the prevailing statutory rates and includes the effect of items which are classified as permanent differences for federal and state income tax. The provision for income taxes was $713 thousand and $357 thousand for the three months ended March 31, 1997 and 1996, respectively, representing 37.9% and 38.6% of income before taxation for the respective periods.

SierraWest Bancorp
10-Q Filing
March 31, 1997

Part II.

Item 1.       Legal Proceedings.

              During 1987, SierraWest Bank, ("the Bank") took title, through foreclosure, of a property located in Placer County which subsequent to the Bank's sale of the property was determined to be contaminated with a form of hydrocarbons. At the time it owned the property, the Bank became aware of and investigated the status of certain underground tanks that had existed on the property. The Bank hired a consultant to study the tanks and properly seal them. Several years later, and after resale of the property, contamination was observed in the area of at least one of the buried tanks and along an adjoining riverbank of the Yuba River. The Bank, at the time of resale of the property, was not aware of this contamination to the tanks but was aware of the existence of the tanks and disclosed this to its purchaser.

              A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board. As a result of the discovery of the contamination, two civil lawsuits were instituted against the Bank and other prior owners by the current owner of the property, Rainbow Holding Company, who is also the Bank's borrower. One of the actions, the state court matter, was dismissed by agreement of the parties. The other matter, filed in the summer of 1995 in the U.S. District Court, Eastern District of California, is in mediation, with an initial meeting scheduled for May 13, 1997.

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

Item 3.       Defaults Upon Senior Securities.  Not applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders. - None

Item 5.       Other Information.  Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)     Exhibits.

                      10.1 Loan commitment agreement between Union Bank of California and SierraWest Bancorp dated February 25, 1997.

                      11 Statement regarding computation of per share earnings.

                      27       Financial Data Schedule

              (b)     Reports on Form 8-K.

                      Bancorp filed Form 8-K dated January 24, 1997, reporting the signing of a definitive agreement to acquire Mercantile Bank.

10-Q Filing
March 31, 1997






                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 13, 1997                /s/ William T. Fike
                                  William T. Fike
                                  President, Chief Executive Officer






Date: May 13, 1997                /s/ David C. Broadley
                                  David C. Broadley
                                  Executive Vice President/
                                  Chief Financial Officer

                               Exhibit 10.1

(Letterhead of Union Bank of California)             Risk Management Department

                                          Institutional & Deposit Markets Group

February 25, 1997

Mr. David Broadley
Executive Vice President/Chief Financial Officer
SierraWest Bancorp
P.O. Box 61000
Truckee, California 96160

Subject:          Loan Commitment

Dear David:

In response to your request, Union Bank of California (Bank) is pleased to advise its loan commitment, as set out following:

Borrower:       SierraWest Bancorp (Bancorp)

Purpose: To provide cash resources, if needed, to Bancorp in conjunction with the redemption of convertible subordinated debentures.

Amount:         $4,000,000 (non-revolving)

Repayment:      In full on or before maturity.

Interest Rate:  Bank's Reference Rate plus 1%

Maturity:       July 1, 1997

Fees: Commitment fee of $10,000 payable $5,000 at commitment acceptance and $5,000 upon documentation execution. Non-refundable.

Collateral:     None

Guarantors:     None

Covenants/
Provisions:     Standard covenants and provisions, to include without limitation

                - Bancorp will not sell, pledge or otherwise encumber the common shares of its wholly-owned subsidiary, SierraWest Bank at any time so long as any principal and/or interest remains outstanding under this commitment.

445 South Figueroa Street, Los Angeles, California 90071-1601
P.O. Box 3100, Los Angeles, California 90051-1100
213 236 6178

Mr. David Broadley
Loan Commitment
February 25, 1997
Page 2

Documentation:   Satisfactory to Bank

Other Provisions:Loan documentation may include conditions, representations and warranties, reporting requirements, negative and affirmative covenants, events of default and other provisions which, in the opinion of Bank and its counsel, are customary, and/or appro-priate in transactions of this nature.

Material
Adverse Change: This commitment shall be deemed to have been revoked and shall be null and void in the event that Bank reasonably believes that Bancorp has incurred a material change in its financial condi-tion, operations or business prospects. In furtherance thereof, Bancorp is requested to advise Bank of the occurrence of any such material adverse change which is discovered prior to the expiration of this commitment as noted below.

Confidentiality:This letter shall be deemed to constitute confidential informa-
                tion and no portion of its contents shall be divulged to any person or entity not a party hereof, without the written consent of Bank. Notwithstanding the foregoing, Bancorp may divulge the contents of this letter to its attorney, accountants, investment bankers and regulators, provided that it instructs same to keep information confidential.

The commitment set out hereinabove shall expire and terminate if not accepted by Bancorp before 5:00pm, Pacific Standard Time, on March 14, 1997. Acceptance shall be constituted by the return to Bank of an originally executed copy of this letter together with the payment of $5,000, both to occur on or before the date and time indicated above.

We appreciate this opportunity to assist you with your financing needs and look forward to an expanded and mutually satisfactory relationship.

Sincerely,

/s/ James L. Chappel                                 /s/ William J. McGill, Jr.
James L. Chappel                                     William J. McGill, Jr.,
Vice President                                       Vice President and Manager

Acknowledged, Agreed and Accepted

SIERRAWEST BANCORP

By: /s/ David Broadley   By: /s/ Alan B. Rabkin       Title:General Counsel/SVP
Title:                   Date: 3/17/97


cc: John Hendricks                                                     UNION
    John Mulhner                                                      BANK OF
                                                                     CALIFORNIA

                                    Exhibit 11
                           SierraWest Bancorp and Subsidiary
                        Computation of Earnings Per Common Share

                    (Amounts in thousands except per share amounts)

                                                                                            Three                        Three
                                                                                           Months                       Months
                                                                                            Ended                        Ended
                                                                                          03/31/97                     03/31/96
Primary
Net Income                                                                               $   1,167                     $    567
                                                                                         =========                     ========

Shares
  Weighted average number of common
    shares outstanding                                                                       2,927                        2,629

  Assuming exercise of options reduced by
  the number of shares which could have
   been purchased with the proceeds from
   exercise of such option                                                                     162                          108
                                                                                         ---------                      -------

  Weighted average number of common
    shares outstanding as adjusted                                                           3,089                        2,737
                                                                                         =========                     ========

Net income per share                                                                     $    0.38                    $    0.21
                                                                                         =========                    =========

Assuming full dilution
Earnings                                                                                 $   1,167                    $     567
Add after tax interest expense
    applicable to convertible debentures                                                        68                          121
                                                                                         ---------                     --------

Net income                                                                               $   1,235                    $     688
                                                                                         ==========                    ========

Shares
  Weighted average number of common
    shares outstanding                                                                        2,927                        2,629

  Assuming conversion of
    convertible debentures                                                                      723                          994

  Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds
    from exercise of such options                                                               172                          127
                                                                                         ----------                    ---------

  Weighted average number of common
    shares outstanding as adjusted                                                            3,822                        3,750
                                                                                         ==========                    =========

Net income per share assuming full dilution                                              $     0.32                    $    0.18
                                                                                         ==========                    =========

                                   -22-