Form 10-Q
period 1997-06-30
SIERRAWEST BANCORP
filed 1997-08-13
CIK 790555

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.   20549

                               ----------------------------

                                          FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                               ----------------------------


For the Quarter ended June 30, 1997,        Commission File No. 0-15450


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

As of August 1, 1997: Common Stock - Authorized 10,000,000 shares of no par; issued and outstanding - 3,865,319

10-Q Filing
June 30, 1997



Part I.                    Financial Information

Item 1.                    Financial Statements



Following are condensed consolidated financial statements for SierraWest Bancorp ("Bancorp", or together with its subsidiary, the "Company") for the reportable period ending June 30, 1997. These condensed consolidated financial statements are unaudited, however, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and earnings of the Company in conformity with generally accepted accounting principles. The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SIERRAWEST BANCORP AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                       June 30, 1997 and December 31, 1996
                        (Amounts in thousands of dollars)


                                   (Unaudited)
ASSETS                                                        06/30/97                            12/31/96

         Cash and due from banks                             $      29,537                      $     26,434

         Federal funds sold                                         73,250                            32,200

         Investment securities                                      52,090                            35,216

         Loans held for sale                                        11,381                            29,489

         Loans and leases, net of
           allowance for possible loan
           and lease losses of $6,247
           in 1997 and $4,546 in 1996                              358,164                           289,331

         Other assets                                               42,986                            35,219
                                                              ------------                        ----------

           TOTAL ASSETS                                       $    567,408                       $   447,889
                                                              ============                       ===========

LIABILITIES

         Deposits                                             $    503,958                       $   399,651
         Convertible debentures                                          0                             8,520
         Other liabilities                                          13,954                             5,802
                                                              ------------                       -----------

           TOTAL LIABILITIES                                       517,912                           413,973
                                                             -------------                       -----------

SHAREHOLDERS' EQUITY

         Common stock                                               24,023                            12,291

         Retained earnings                                          24,474                            21,654

         Unrealized gain/(loss) on
           available for sale
           investment securities
           and interest only strips
           receivable, net of tax                                      999                               (29)
                                                             -------------                       -----------

           TOTAL SHAREHOLDERS' EQUITY                               49,496                            33,916
                                                             -------------                       -----------

           TOTAL LIABILITIES &
           SHAREHOLDERS' EQUITY                              $     567,408                       $   447,889
                                                             =============                       ===========

The accompanying notes are an integral part of these Condensed Consolidated Statements of Condition.

                           SIERRAWEST BANCORP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    (Unaudited)

          For the Three and Six Months Ended June 30, 1997 and 1996 (Amounts in thousands except per share amounts)

                                                                        Three         Three             Six            Six
                                                                       Months        Months          Months         Months
                                                                        Ended         Ended           Ended          Ended
                                                                      06/30/97      06/30/96        06/30/97       06/30/96
Interest Income:

  Interest and fees on loans and leases                            $    9,580     $   7,201      $   18,270    $    13,983
  Interest on federal funds sold                                          261           162             664            416
  Interest on investment securities and other assets                      723           440           1,321            831
                                                                   ----------     ---------      ----------    -----------

Total Interest Income                                                  10,564         7,803          20,255         15,230
                                                                   ----------     ---------      ----------    -----------

Less Interest Expense:

  Interest on deposits                                                  4,078         2,722           7,690         5,288
  Interest on convertible debentures                                      (55)          191              60           397
  Other interest expense                                                   46           (24)             86           (47)
                                                                   ----------     ---------      ----------    ----------

Total Interest Expense                                                  4,069         2,889           7,836         5,638
                                                                   ----------     ---------      ----------    ----------

Net Interest Income                                                     6,495         4,914          12,419         9,592
Provision for Possible Loan and Lease Losses                              950           150           1,400           660
                                                                   ----------     ---------      ----------    ----------

Net Interest Income After Provision for
  Possible Loan and Lease Losses                                        5,545         4,764          11,019         8,932

Non-interest Income                                                     4,644         1,755           6,525         3,421

Non-interest Expense                                                    6,622         5,920          12,097        10,830
                                                                   ----------     ---------      ----------    ----------

Income Before Provision for Income Taxes                                3,567           599           5,447         1,523

Provision for Income Taxes                                              1,390           211           2,103           567
                                                                   ----------     ---------      ----------    ----------

  NET INCOME                                                       $    2,177     $     388      $    3,344    $      956
                                                                   ==========     =========      ==========    ==========

  EARNINGS PER SHARE
    Primary                                                        $     0.59     $    0.13      $     0.96    $     0.33
    Weighted Average Shares Outstanding                                 3,694         2,939           3,470         2,891
    Fully diluted                                                  $     0.54     $    0.13      $     0.84    $     0.30
    Weighted Average Shares Outstanding                                 4,032         3,929           4,023         3,918

  Cash Dividends Paid Per Share of Common Stock                    $        0     $    0.15      $     0.16    $     0.15

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income.

                              SIERRAWEST BANCORP AND SUBSIDIARY
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                        For the Six Months Ended June 30, 1997 and 1996
                              (Amounts in thousands of dollars)

                                                                                             Six                          Six
                                                                                             Months                       Months
                                                                                             Ended                        Ended
                                                                                             06/30/97                     06/30/96
Cash Flow From Operating Activities:
  Interest and fees received                                                              $     19,580                 $    14,834
  Service charges received                                                                       1,121                         827
  Servicing income and interest only strips
    receivable income received                                                                   2,719                       2,850
  Interest paid                                                                                 (8,000)                     (5,589)
  Cash paid to suppliers and employees                                                         (10,535)                     (9,542)
  Income taxes paid                                                                             (1,690)                       (975)
  Government loans originated or purchased for sale                                            (22,086)                     (5,437)
  Government loans sold                                                                         66,277                         134
  Other items                                                                                      592                         446
                                                                                          ------------                 -----------
    Net Cash Provided by (Used In) Operating Activities                                   $     47,978                 $    (2,452)
                                                                                          ------------                 -----------


Cash Flow From Investing Activities:
  Proceeds from:
    Maturities of investment securities -
      held to maturity                                                                           1,012                       1,015
    Maturities of investment securities -
      available for sale                                                                         4,055                       9,303
    Sales of investment securities -
      available for sale                                                                           609                       7,242
  Purchase of investment securities -
    available for sale                                                                         (18,140)                    (15,071)
  Loans and leases made net of principal collections                                           (67,980)                    (39,449)
  Capital expenditures                                                                            (651)                     (3,199)
  (Increase)/decrease in other assets                                                             (364)                        332
  Acquisition of Mercantile Bank - net cash received                                            11,089                           0
                                                                                          ------------                 -----------
      Net Cash Used In Investing Activities                                               $    (70,370)                $   (39,827)
                                                                                          ------------                 -----------

Cash Flow From Financing Activities:
  Net increase in demand, interest bearing
    and savings accounts                                                                        31,167                       9,095
  Net increase in time deposits                                                                 35,438                      26,143
  Dividend paid                                                                                   (524)                       (400)
  Proceeds from issuance of common stock                                                           464                          61
                                                                                          ------------                 -----------
      Net Cash Provided by Financing Activities                                                 66,545                      34,899
                                                                                          ------------                 -----------

  Net Increase (Decrease) in Cash and Cash Equivalents                                          44,153                      (7,380)
  Cash and Cash Equivalents at Beginning of Year                                                58,634                      39,189
                                                                                          ------------                 -----------
  Cash and Cash Equivalents at June 30                                                    $    102,787                 $    31,809
                                                                                          ============                 ===========

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

                           SIERRAWEST BANCORP AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)

              For        The Six Months Ended June 30, 1997 and 1996 (Continued)
                         (Amounts in thousands of dollars)

                         RECONCILIATION OF NET INCOME TO NET
                   CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES


                                                                                          Six                          Six
                                                                                          Months                       Months
                                                                                          Ended                        Ended
                                                                                          06/30/97                     06/30/96
Net Income:                                                                               $    3,344                   $      956

Adjustment to Reconcile Net Income to Net Cash Provided:
   Depreciation and amortization                                                                 724                          569
   Provision for possible loan and lease losses                                                1,400                          660
   Provision for income taxes                                                                  2,103                          567
   Amortization of servicing asset and interest only
    strip receivables                                                                            805                            0
   Amortization of excess servicing on SBA loans                                                   0                          653
   Amortization of purchased mortgage servicing rights                                             0                           86
   Gain on sale of loans (over)/under cash received                                           (3,369)                           1
   Amortization of premiums/discounts on loans                                                  (267)                        (238)
   Other items                                                                                  (384)                        (186)
   Changes in assets and liabilities
    net of effects from purchase of Mercantile Bank:
    (Decrease)/increase in interest payable                                                     (164)                          49
    Increase in accrued expenses                                                               1,191                          684
    Decrease in taxes payable                                                                 (1,690)                        (975)
    Decrease/(increase) in loans originated for sale                                          44,191                       (5,303)
    Decrease in prepaid expenses                                                                  94                           25
                                                                                          ----------                   ----------

     Total Adjustments                                                                        44,634                       (3,408)
                                                                                          ----------                   ----------

Net Cash Provided by/(Used In) Operating Activities                                       $   47,978                   $   (2,452)
                                                                                          ==========                   ==========

----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES


In 1997, $21.0 million of unguaranteed portions of government guaranteed loans were transferred to held for sale status. Also, $8.5 million of convertible debentures were converted to common stock, net of $568 thousand in offering costs.

On June 30, 1997, the Company issued $3.4 million of common stock in connection with the acquisition of Mercantile Bank.

In 1996, $15.7 million of unguaranteed SBA loans were transferred to held for sale status. Also, $785 thousand of convertible debentures were converted to common stock, net of $60 thousand in offering costs.





The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 1997 and December 31, 1996

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in a condensed format and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the six months ended June 30, 1997.

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

         On January 1, 1997, under provisions of SFAS 125, the Company recognized servicing assets of $2.2 million. In addition excess servicing assets of $12.2 million recognized on SBA loan sales made before January 1, 1997 and mortgage servicing rights of $601 thousand were reclassified to interest only strips receivable. The fair value of the Company's interest only strips receivable at June 30, 1997 was $18.1 million. Interest only strips receivable are classified as other assets available for sale and are carried at fair value. The servicing asset is carried at cost, less any required valuation allowance and is classified as an other asset. The servicing asset is amortized over the expected remaining life. The Company's amortization of the servicing asset during the six months ended June 30, 1997 was $104 thousand. The fair value of the Company's servicing asset at June 30, 1997 based on the current quoted market prices for similar instruments was estimated at $2.2 million. The carrying value at this same date was also $2.2 million.

4.       EARNINGS PER SHARE

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

         If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.62 and $0.14 for the quarters ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, basic EPS would have been $1.01 and $0.35, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources, and No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

6.       RESTRUCTURING

         During the first quarter of 1997, the Company engaged an outside consulting firm to assist in identifying opportunities to reduce operating expenses and to recommend more efficient methods of operating. Although this engagement is ongoing, an accrual of $589 thousand was made in the second quarter, representing Management's estimate of the cost of salaries and benefits payable to terminated employees. This amount was charged to sundry losses. The actual amount of these termination costs paid out through June 30, 1997 was $38 thousand. The total number of employees to be terminated in connection with this reorganization is estimated at approximately thirty, primarily in the areas of loan production and loan operations, but not exclusively limited to a specific level or department. Through June 30, 1997, three employees had been terminated.

7.       ACQUISITION OF MERCANTILE BANK

         On June 30, 1997, the Company acquired Mercantile Bank ("Mercantile") and merged it with and into SierraWest Bank ("SWB"). Total value of the cash and stock transaction was $6.7 million, equivalent to $20.0035 per Mercantile common share. The acquisition was accounted for as a purchase. The results of operations of Mercantile have not been combined with SWB for the six month ended June 30, 1997 since the acquisition took place on this date. There are no contingent payments, options or commitments in the acquisition agreement.

         Mercantile, a business bank primarily servicing the commercial and real estate industries, had total assets of $43 million and total equity of $5 million at the date of the merger. The carrying value of Mercantile's assets and liabilities at June 30, 1997 was not materially different than the fair market value at that date. SWB recorded intangible assets of $1,150 thousand in goodwill and a core deposit intangible ("CDI") of $737 thousand. The Company intends to amortize the goodwill over a period of fifteen years and the CDI over five years, both on a straight-line basis.


8.       SUBSEQUENT EVENTS

         The Company sold its real property in Carson City, Nevada on July 30, 1997. The property will be leased back for the Company's Carson City branch for an initial term of thirteen years at an annual rate of $134 thousand for the first five years and increasing thereafter. The gross sales price was $1,625,000. Book value of this property at June 30, 1997 was $1.4 million. The gain on sale is being amortized as a reduction of future rentals.

         On July 24, 1997, the Company's board of directors declared a 5% stock dividend. The dividend is payable August 29, 1997 to shareholders of record on August 20, 1997. All earnings per share calculations have been restated to reflect this dividend.

                        SIERRAWEST BANCORP AND SUBSIDIARY

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

Total assets increased by $119.5 million from $447.9 million at December 31, 1996, to $567.4 million at June 30, 1997. This increase included increases of $50.7 million in loans and loans held for sale, net of the allowance for possible loan and lease losses, $41.0 million in federal funds sold, $16.9 million in investment securities, $7.8 million in other assets and $3.1 million in cash and due from banks.

Effective June 30, 1997, the Company acquired Mercantile Bank, a business bank based in Sacramento, California. Included at this date are Mercantile loans and deposits of $26.9 million and $37.7 million, respectively. Goodwill and other intangible assets recorded upon the acquisition of Mercantile totaled $1.9 million. Equity increased by $3.3 million as a result of the issuance of 170,790 shares of common stock upon the acquisition. Included in the overall asset component increases are $8.3 million in federal funds sold, $4.4 million in investment securities, $465 thousand in other assets and $3.0 million in cash and due from banks related to the acquisition of Mercantile Bank. Of the Company's total investment securities, $18.2 million were pledged at June 30, 1997.

The following table summarizes the Company's deposit and loan portfolios as of June 30, 1997, and December 31, 1996 (in thousands).

Deposits:
                                                                                                  Changes related
                                                                                                  to acquisition       Remaining
                                                                        06/30/97       12/31/96   of Mercantile        Change
Non-interest bearing demand............                                 $103,472       $ 80,525     $  7,018           $ 15,929
Savings................................                                   13,440         13,289          287               (136)
Interest bearing transaction accounts..                                  151,592        120,417       15,815             15,360
Time...................................                                  235,454        185,420       14,596             35,438
                                                                        --------       --------     --------           --------
  TOTAL DEPOSITS.......................                                 $503,958       $399,651     $ 37,716           $ 66,591
                                                                        ========       ========     ========           ========

Loans:                                                                                            Changes related
                                                                                                  to acquisition       Remaining
                                                                        06/30/97       12/31/96    of Mercantile       Change
SBA....................................                                 $122,191       $146,266     $  1,411           $(25,486)
Other Commercial.......................                                   79,368         57,668       13,310              8,390
Real Estate............................                                  155,164        104,323       11,542             39,299
Individual and Other...................                                    6,813          6,824          735               (746)
Lease Receivables......................                                   14,682          9,994            0              4,688
                                                                        --------        -------     --------           --------
SUBTOTAL...............................                                  378,218        325,075       26,998             26,145
Net deferred loan fees/costs and
 unearned income on leases.............                                   (2,426)        (1,709)         (95)              (622)
                                                                        --------       --------     --------           --------
  TOTAL GROSS LOANS AND LEASES.........                                 $375,792       $323,366     $ 26,903           $ 25,523
                                                                        ========       ========      =======           ========

Included at June 30, 1997 are SBA and real estate loans held for sale of $9.4 million and $2.0 million, respectively.

Loans held for sale decreased $18.1 million, primarily due to the Company's completion of its first securitization of unguaranteed portions of SBA 7(a) loans in June, 1997. Loans included in the sale were $51.4 million. Related to this transaction the Company recorded a recourse obligation of $3.3 million. This represents the present value of projected future losses, discounted using a risk-free interest rate of 5.65%. In addition the Company's interest only strips receivable, excluding the fair market value adjustment, increased by approximately $4 million related to the securitization and discount on loans decreased by approximately $2.6 million. Included in loans and leases are discounts on the retained portion of government guaranteed loans of $3.3 million. This compares to $5.6 million at December 31, 1996. The net proceeds from the transaction have been temporarily invested in federal funds sold. These proceeds will be used to reduce the Company's out-of-area deposits and to help fund loan growth.

Total loans at the Company's Sacramento branch increased by $25 million and total deposits at this branch increased by $21 million during the first half of 1997. Loans and deposits at the Company's northern Nevada branches increased $11 million and $34 million, respectively.

Out-of-area certificates of deposit increased from $45.8 million at December 31, 1996 to $48.4 million at June 30, 1997.

Effective January 1, 1997, upon implementation of SFAS 125, the Company's excess servicing receivable and purchased servicing rights were reclassified as a servicing asset for that portion of the receivables that did not exceed contractually specified servicing fees and interest only strips receivable for the portion which exceeds contractually specified servicing fees. The amortized book value of the servicing asset was $2.2 million at June 30, 1997. The interest only strips receivable are measured like available-for-sale investments in debt securities under SFAS 115. Included in other assets at June 30, 1997 are interest only strips receivable with an estimated market value of $18.1 million. This includes an unrealized gain of $1.5 million.

At June 30, 1997, the unrealized gain on interest only strips receivable and investment securities available for sale, net of the related tax effect, included $890 thousand related to the market value adjustment of the interest only strips receivable. In addition, this balance included an unrealized loss of $32 thousand related to mutual fund investments and an unrealized gain of $141 thousand related to other investment securities.

Bancorp paid dividends of sixteen cents per share in March 1997 compared to fifteen cents per share in April 1996. During the six months ended June 30, 1997, $8.5 million of the Bancorp's 8 1/2% convertible debentures were converted into 852 thousand shares of common stock. This represented the balance of debentures outstanding.

RESULTS OF OPERATIONS (Six Months Ended June 30, 1997 and 1996)

Net income for the six months ended June 30, 1997 increased by 250% from $956 thousand for the six months ended June 30, 1996 to $3,344 thousand during the current six month period. Non-interest income increased by $3,104 thousand and net interest income increased by $2,827 thousand. The positive effect of these items on net income was offset by a $1,536 thousand increase in the provision for income taxes, a $1,267 thousand increase in non-interest expense and a $740 thousand increase in the provision for possible loan and lease losses.

Net Interest Income

The yield on average interest-earning assets for the six months ended June 30, 1997 was 5.90%. This compares to 6.27% for the first six months of 1996. The decrease reflects an increase in the cost of NOW and Money Market accounts, a decrease in the percentage of average loans to average interest-earning assets and a decrease in loan yields. Offsetting the effect of the decrease in yield was an increase in average interest-earning assets from $307 million during the first six months of 1996 to $424 million in the six months ended June 30, 1997.

Yields and interest earned, including loan fees for the six months ended June 30, 1997 and 1996, were as follows (in thousands except percent amounts):

                                                     Six                    Six
                                                  Months                 Months
                                                   Ended                  Ended
                                                06/30/97               06/30/96

Average loans outstanding (1)                   $351,192               $260,458
Average yields                                      10.5%                  10.8%
Amount of interest and origination fees earned   $18,270                $13,983

(1)Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $513 thousand and $492 thousand for the six months ended June 30, 1997 and 1996, yields on average loans outstanding were 10.2% and 10.4%, respectively. The prime rate (upon which a large portion of the Company's loan portfolio is based), averaged 8.4% for the 1997 period and 8.3% for the 1996 period. The Company has been aggressive in growing its loan portfolio and has encountered price competition in its service areas, particularly the Sacramento and Reno markets. There is strong competition in these markets for larger, higher quality loans, and the decrease in loan yields reflects this.

The Company has experienced an increase in its overall cost of deposits from 3.47% for the six months ended June 30, 1996 to 3.64% in the current period. This includes the effect of an increase in rates paid on the Company's interest-bearing transaction accounts during the comparison periods, from 2.5% during the first half of 1996 to 2.9% during the fist six months of 1997. This increase is consistent with market rates in the Company's service area.

Rates and amounts paid on average deposits including non-interest bearing deposits for the six months ended June 30, 1997 and 1996 were as follows (in thousands except percent amount):


                                                     Six                    Six
                                                  Months                 Months
                                                   Ended                  Ended
                                                06/30/97               06/30/96
Average deposits outstanding (1)                $426,096               $306,513
Average rate paid                                    3.6%                   3.5%
Amount of interest paid or accrued              $  7,690               $  5,288


(1) Amounts outstanding are the average of daily balances for the periods.

The effective interest rate paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the first six months of 1997 and 1996 were as follows:

                                              1997                            1996
                                    -------------------------     ----------------------------
                                              MONEY                         MONEY
                                      NOW     MARKET    TIME       NOW      MARKET    TIME
Average balance (in thousands) (1)  $50,708  $80,758  $199,196     $40,375  $54,821   $140,812

Average rate paid                       1.4%     3.8%      5.8%        1.2%     3.4%       5.7%

(1) Amounts outstanding are the average of daily balances for the periods.


Provision for Possible Loan and Lease Losses

In evaluating the Company's loan loss reserve, management considers the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio, which includes SBA loans and local commercial loans. From inception of its SBA lending program in 1983, the Company has sustained a relatively low level of losses from these loans, averaging less than 0.5% of loans outstanding per year. Net losses in 1995 for these loans were $575 thousand. During 1996, net losses in the SBA loan portfolio decreased to $27 thousand. For the first half of 1997, net losses were $394 thousand.

Most of the Company's other commercial loan losses have been for loans to businesses within the Tahoe basin area and in its Nevada operations. The Company believes that it has taken steps to minimize its commercial loan losses, including centralization of lending approval and processing functions. It is important for the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. It attempts to mitigate this risk through the loan review and approval process.

The provision for loan losses was $1,400 thousand and $660 thousand for the first six months of 1997 and 1996, respectively. The provision in both years includes the effect of growth in the loan portfolio. The increase in provision in 1997 includes additional amounts to compensate for net loan losses of $563 thousand and reflects revised estimates of potential losses primarily related to two large loans with a combined reserve of $339 thousand.

The allowance for possible loan and lease losses as a percentage of loans was 1.66% at June 30, 1997, 1.41% at December 31, 1996, and 1.62% at June 30, 1996.
Net charge-offs were $563 thousand for the first six months of 1997. This compares to net recoveries of $109 thousand during the six months ended June 30, 1996. The increase of .25% in the allowance for possible loan and lease losses as a percentage of loans from December includes .12% related to the acquisition of Mercantile Bank at June 30, 1997. Unguaranteed loans increased $47.0 million and $35.6 million in the first half of 1997 and 1996, respectively. The 1997 increase is after the securitization and sale of $51.4 million of unguaranteed portions of SBA loans. Guaranteed portions of loans at June 30, 1997 totaled $43.6 million and at June 30, 1996 they totaled $39.7 million. The Company will monitor its exposure to loan losses each quarter and adjust its level of provision in the future to reflect changing circumstances. The Company expects that its existing loan loss reserve will be adequate to provide for losses inherent in the portfolio.

Of total gross loans and leases at June 30, 1997, $5.7 million were considered to be impaired. The allowance for possible loan and lease losses included $792 thousand related to these loans. The average recorded investment in impaired loans during the six months ended June 30, 1997 was $5.4 million.

The following table sets forth the ratio of nonaccrual loans to total loans, the allowance for possible loan and lease losses to nonaccrual loans and the ratio of the allowance for possible loan and lease losses to total loans, as of the dates indicated.

                                                                     June 30                                 December 31,
                                                                ------------------                  -------------------------------
                                                                 1997         1996                   1996         1995        1994
                                                                -----         ----                  ------       ------      ------
Nonaccrual loans to total loans                                  1.5%         2.0%                   1.7%          2.3%        1.4%
Allowance for possible loan and lease
 losses to nonaccrual loans                                    110.4%        82.1%                  84.8%         70.2%      142.9%
Allowance for possible loan and lease
 losses to total loans                                           1.7%         1.6%                   1.4%          1.6%        2.1%

If the guaranteed portions of loans on nonaccrual status, which total $1.2 million, are excluded from the calculations, the ratio of nonaccrual loans to total loans at June 30, 1997, declines to 1.2% and the allowance for possible loan and lease losses to nonaccrual loans increase to 141.4%. At June 30, 1996, excluding guaranteed portions of loans on nonaccrual, these same ratios are 1.3% and 122.3%.

The following table sets forth the amount of the Company's nonperforming loans as of the dates indicated (amounts in thousands).

                                                                 June 30                                December 31
                                                      ----------------------------     --------------------------------------------

                                                          1997           1996            1996           1995             1994
                                                      ----------     -------------   -------------  -------------  --------------
Nonaccrual loans:

 SBA.............................                     $4,648         $5,187            $4,985         $5,351           $2,423

 Other...........................                      1,011            435               378            125               59

Accruing loans past due 90 days or more:

 SBA.............................                      1,067          1,373             1,071            816            1,754

 Other...........................                        938          1,561             1,061            207                9

Restructured loans (in compliance
with modified terms).............                        748             62               275             78              194


     The performance of the Company's loan portfolio is evaluated regularly by management. The Company places a loan on nonaccrual status when any installment of principal or interest is 90 days or more past due, unless, in management's opinion, the loan is well secured and the collection of principal and interest is probable. A loan is placed on nonaccrual status even if principal or interest is less than 90 days past due if management determines the ultimate collection of principal or interest on the loan to be unlikely. When a loan is placed on nonaccrual status, the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable.

Although the level of nonperforming assets will depend on the future economic environment, as of July 31, 1997, in addition to the assets disclosed in the above chart, management of the Company has identified approximately $66 thousand in potential problem loans about which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

Interest income on nonaccrual loans which would have been recognized if all such loans had been current in accordance with their original terms totaled $323 thousand for the six months ended June 30, 1997. Interest income actually recognized on nonaccrual loans for the six months ended June 30, 1997 was $131 thousand based on cash collections.

The following table shows the loans outstanding, actual charge-offs, recoveries on loans previously charged off, the allowance for possible loan and lease losses and net loans charged off to average loans outstanding during the periods and as of the dates indicated (amounts in thousands except percentage amounts):

                                                           June 30                                     December 31
                                               -------------------------------    -------------------------------------------------

                                                    1997              1996             1996                1995           1994
                                               --------------     ------------    ----------------    --------------  -------------
Average gross loans..............                 $351,192          $260,458          $284,487            $203,231        $166,366

Total gross loans at end of
period ..........................                  375,792           285,068           323,366             239,969         172,939

Allowance for possible loan and lease losses:
Balance beginning of period......                 $  4,546          $  3,845          $  3,845            $  3,546        $  3,472
                                                    ------            ------           -------            --------        --------

Actual charge-offs:

SBA..............................                      411                82               114                 595             447

Commercial and industrial........                      233                 0               337                 350             467

Leases...........................                       14                 0                84                   0               0

Real estate......................                        0                 0                 0                  40              60

Installment......................                       50                20                58                  40             101
                                                    ------            ------           -------            --------        --------

Total............................                      708               102               593               1,025           1,075
                                                    ------            ------           -------            --------        --------

Less recoveries:

SBA..............................                       17                59                87                  20              74

Commercial and industrial........                       83               144               182                  26             187

Real estate......................                        0                 0                 0                   0               0

Installment......................                       45                 8                15                   8               3
                                                    ------            ------           -------            --------        --------

Total............................                      145               211               284                  54             264
                                                    ------            ------           -------            --------        --------

Net charge-offs(recoveries)......                      563              (109)              309                 971             811

Provision for possible loan and
lease losses.....................                    1,400               660             1,010               1,270             885
                                                    ------            ------           -------            --------        --------

Subtotal                                             5,383             4,614             4,546               3,845           3,546

Acquisition of Mercantile Bank...                      864                 0                 0                   0               0
                                                    ------            ------            ------            --------        --------

Balance-end of period............                   $6,247            $4,614            $4,546            $  3,845        $  3,546
                                                    ======            ======            ======            ========        ========

Net loans charged off to average
loans outstanding (1)............                     0.32%           (0.08%)             0.11%               0.48%           0.49%

(1) Percentages for the six months are based on annualized net charge-offs, excluding the acquisition of Mercantile Bank.

The following table sets forth management's historical allocation of the allowance for possible loan and lease losses by loan category and percentage of loans in each category. Percentage amounts are the percentage of loans in each category to total loans at the dates indicated (in thousands except percentage amounts):

                                                                                      December 31,
                                     ---------------------------------------------------------------------------------------------
                                            1996                              1995                          1994
                                     -------------------------    --------------------------    --------------------------------
                                                    Percent-                       Percent-                      Percent-
                                       Amount         age           Amount           age           Amount          age
                                     ---------    ------------    ----------     -----------    -----------     ----------
SBA loans.............               $ 1,561         45%           $ 1,468          49%           $ 2,372          56%
Commercial and
 industrial loans(2)..                 1,720         21              1,592          24                627          18
Real estate loans.....                 1,010         30                564          23                366          21
Consumer loans to
 individuals (1)....                     255          4                221           4                181           5
                                     -------        ---            -------         ---            -------         ---
  Total...............               $ 4,546        100%           $ 3,845         100%           $ 3,546         100%
                                     =======        ===            =======         ===            =======         ===

                                                                      June 30,
                                     ------------------------------------------------------------------------
                                                    1997                                  1996
                                     ----------------------------------    ----------------------------------
                                                           Percent-                              Percent-
                                         Amount               age              Amount               age
                                     --------------     ---------------    ---------------    ---------------
SBA loans.............                   $1,550                 33%             $1,621                46%
Commercial and
 industrial loans(2)..                    2,766                 24               2,175                29
Real estate loans.....                    1,660                 40                 665                23
Consumer loans to
 individuals (1)......                      271                  3                 153                 2
                                         ------                ---              ------               ---
Total.................                   $6,247                100%             $4,614               100%
                                         ======                ===              ======               ===

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

Non-interest Income

Non-interest income increased $3,104 thousand during the first six months of 1997 compared to the previous year's first six months.

Included in 1997 is a gain of approximately $2.6 million generated from the sale and securitization of unguaranteed portions of SBA loans.

The net gain on the sale of government guaranteed loans increased from a loss of $4 thousand during the first half of 1996 to $350 thousand for the six months ended June 30, 1997. Sales of government guaranteed loans were $14,936 thousand in 1997 compared to $134 thousand in 1996. Of these sales, $9,176 thousand were related to the sale of Business & Industry ("B & I") loans and $5,760 thousand were related to the sale of SBA 7(a) loans. Because B&I loans tend to have a lower yield than SBA loans, the Company intends to sell the government guaranteed portion of the B&I loans it originates. SBA loan sales were made in 1997 primarily to facilitate the securitization.

Income related to the Company's servicing assets and interest only strips receivable, net of the amortization of these assets, decreased by $196 thousand from $2,111 thousand during the first six months of 1996 to $1,915 thousand for the six months ended June 30, 1997. This decline includes payments on existing loans, including normal amortization and prepayments.

Offsetting the decline in net servicing income was an increase in service charge income of $294 thousand. This resulted from an increase in demand deposits and a change in the structure of service charges effective February 1, 1997.

In the first half of 1997, the Company incurred a loss of $79 thousand on the sale of mutual fund shares. This compares to a $6 thousand loss on the sale of securities in 1996.

Non-interest Expense

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the first six months of 1997 and 1996
(in thousands except percentage amounts):

Six Months                                      Salaries &            Occupancy &           Other
Ended                      Average              Related               Equipment             Operating
June 30                    Assets (1)           Benefits (2)          Expenses              Expenses
-----------------------------------------------------------------------------------------------------
1997                       $ 476,653             2.6%                 0.9%                  1.4%
1996                       $ 351,629             3.3%                 1.0%                  1.8%

(1)    Based on average daily balances.

(2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages are 2.8% and 3.3% for 1997 and 1996, respectively.

The following table summarizes the principal elements of operating expenses and discloses the changes and percent of changes for the six months ended June 30, 1997 and 1996 (amounts in thousands except percentage amounts):

                                                                                                      Increase (Decrease)
                                                                         Six Months Ended June 30,      1997 over 1996
                                                                        1997           1996         Amount     Percentage
Salaries and related benefits......                                    $ 6,719        $ 5,931        $788        13.3%
Occupancy and equipment............                                      2,024          1,711         313        18.3
Insurance..........................                                        109            118          (9)       (7.6)
Postage............................                                        184            154          30        19.5
Stationery and supplies............                                        202            170          32        18.8
Telephone..........................                                        215            180          35        19.4
Advertising........................                                        348            292          56        19.2
Legal..............................                                         58            307        (249)       81.1)
Consulting.........................                                        421            327          94        28.8
Audit and accounting fees..........                                         85             77           8        10.4
Directors' fees and expenses.......                                        164            205         (41)      (20.0)
Other real estate owned............                                         36             48         (12)      (25.0)
Sundry losses......................                                        606            496         110        22.2
Other..............................                                        926            814         112        13.8
                                                                       -------        -------      ------
                                                                       $12,097        $10,830      $1,267        11.7%
                                                                       =======        =======      ======

The increase in salaries and benefits includes an increase of $468 thousand in commission and incentive expense, resulting primarily from an increase in SBA and B&I loan originations. Included in this increase are incentives of $74 thousand incurred as a result of the securitization. Salaries and benefits include an accrual of $253 thousand for incentive payments to the Company's senior management. There was no such accrual during the same period of 1996. The rise in occupancy and equipment is primarily attributable to maintenance and repair costs on an expanded computer hardware and data communications network, as well as depreciation on an increased base of fixed assets. Included in advertising expense is the cost of printing new product brochures totaling approximately $50 thousand. Legal fees incurred in 1996 related primarily to a litigation matter that was resolved in the Company's favor.

     During the first quarter of 1997 the Company engaged an outside consulting firm to assist in identifying opportunities to reduce operating expenses and to recommend more efficient methods of operating. The increase in consulting costs is primarily related to this engagement. Total cost of this engagement is expected to be approximately $600 thousand, of which $257 thousand is included in consulting expense for the six months ended June 30, 1997. As a result of this ongoing engagement, sundry losses in 1997 reflect an accrual of $589 thousand for the estimated salaries and benefits payable related to a reduction in staffing.


Provision for Income Taxes

Provision for income taxes have been made at the prevailing statutory rates and include the effect of items which are classified as permanent differences for federal and state income tax. The provision for income taxes was $2,103 thousand and $567 thousand for the six months ended June 30, 1997 and 1996, respectively, representing 38.6% and 37.2% of income before taxation for the respective periods.


Results of Operations (Three months ended June 30, 1997 and 1996)

Net income increased by $1,789 thousand from $388 thousand for the three months ended June 30, 1996 to $2,177 thousand for the current quarter. The increase included a $2,889 thousand increase in non-interest income and an increase of $1,581 thousand in net interest income. Offsetting these items were increases of $1,179 thousand in provision for income taxes, $800 thousand in provision for possible loan and lease losses, and $702 thousand in non-interest expense.

Net Interest Income

The yield on net interest earning assets decreased from 6.29% during the second quarter of 1996 to 5.93% during the three months ended June 30, 1997. As in the six month comparison, yield was negatively affected by a decrease in the percentage of loans to interest-earning assets, an increase in the average rate paid on interest-bearing deposits, and a decrease in loan yields. This decline in yield was offset by an increase in average interest-earning assets from $314 million for the three months ended June 30, 1996 to $439 million for the current period.

Yields and interest earned, including loan fees for the three months ended June 30, 1997 and 1996 were as follows (in thousands except percent amounts):


                                                   Three                  Three
                                                  Months                 Months
                                                   Ended                  Ended
                                                06/30/97               06/30/96
Average loans outstanding (1)                   $369,217               $270,843
Average yields                                     10.4%                  10.7%
Amount of interest and origination fees earned    $9,580                 $7,201

(1)  Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $206 thousand and $230 thousand for the three months ended June 30, 1997 and 1996, respectively, yields on average loans outstanding were 10.2% and 10.4%. The prime rate (upon which a large portion of the Company's loan portfolio is based) was 8.25% for the 1996 quarter and 8.5% for the current quarter.

Consistent with the six-month comparison, loan yields have declined primarily due to increased competition in the Company's service areas.

Rates and amounts paid on average deposits, including non-interest bearing deposits for the three months ended June 30, 1997 and 1996, were as follows (in thousands except percent amounts):


                                                 Three                    Three
                                                Months                   Months
                                                 Ended                    Ended
                                              06/30/97                 06/30/96
Average deposits outstanding (1)              $442,427                 $315,239
Average rate paid                                 3.7%                     3.5%
Amount of interest paid or accrued              $4,078                   $2,722

The effective interest rates paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the second quarter of 1997 and 1996 were as follows: (in thousands except percent amounts):

                                      1997                                    1996
                         ---------------------------------            -----------------

                                     MONEY                                      MONEY
                           NOW       MARKET     TIME                  NOW       MARKET      TIME
Average balance (1)        $51,311   $82,808    $209,368              $41,389   $55,594    $146,609
Average rate paid             1.4%      3.8%        5.8%                 1.2%      3.4%        5.6%

(1)  Amount outstanding is the average of daily balances for the periods.

The Company prices its deposits consistent with market conditions in its service areas.

Provision for Possible Loan and Lease Losses

The provision of $950 thousand in the second quarter of 1997 includes net charge-offs of $374 thousand, significant growth in the Company's loan portfolio and revised estimates of potential losses on two large credits. In the second quarter of 1996, a provision of $150 thousand was deemed sufficient in light of net recoveries of $96 thousand.

Non-interest Income

The  increase  in   non-interest   income  is  primarily   attributable  to  the
securitization, which is discussed in the six-month comparison.

In the second quarter of 1997, sales of government guaranteed loans were $12,098 thousand, generating net gain of $257 thousand. There were no sales in the second quarter of 1996.

Net servicing income decreased from $1,037 thousand during the second quarter of 1996 to $994 thousand in the current quarter.

Non-interest Expense

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the second quarter of 1997 and 1996 (in thousands except percentage amounts):

                                                Salaries &          Occupancy &             Other
Three Months               Average              Related             Equipment               Operating
Ended June 30              Assets(1)            Benefits(2)         Expenses                Expenses
-------------              ------               --------            --------                --------

1997                       $493,751             2.6%                0.9%                    1.6%
1996                       $360,341             3.3%                1.0%                    2.3%

(1) Based on average daily balances.

(2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages are 2.9% and 3.3% for 1997 and 1996, respectively.

The following table summarizes the principal elements of operating expenses and discloses the changes and percent of changes for the three months ended June 30, 1997 and 1996 (amounts in thousands except percentage amounts):

                                                                                                            Increase (Decrease)
                                                                Three Months Ended June 30,                   1997 over 1996
                                                                   1997             1996            Amount             Percentage

Salaries and related benefits......                                $3,527            $2,973            $554               18.6%
Occupancy and equipment............                                 1,079               877             202               23.0
Insurance..........................                                    55                63              (8)             (12.7)
Postage............................                                   106                93              13               14.0
Stationery and supplies............                                    96                92               4                4.3
Telephone..........................                                   113               107               6                5.6
Advertising........................                                   128               158             (30)             (19.0)
Legal..............................                                     7               213            (206)             (96.7)
Consulting.........................                                   284               267              17                6.4
Audit and accounting fees..........                                    38                41              (3)              (7.3)
Directors' fees and expenses.......                                    94                99              (5)              (5.1)
Other real estate owned............                                    14                32             (18)             (56.3)
Sundry losses......................                                   596               470             126               26.8
Other..............................                                   485               435              50               11.5
                                                                   ------            ------            ----
                                                                   $6,622            $5,920            $702               11.9%
                                                                   ======            ======            ====

For a discussion of the changes in salaries and related benefits, occupancy and equipment, legal and sundry losses, see the six month review of non-interest expense.

Provision for Income Taxes

The provision for income taxes was $1,390 thousand and $211 thousand for the three months ended June 30, 1997 and 1996, respectively, representing 39.0% and 35.2%, of income before taxation for the respective periods. The 1996 percentage is somewhat lower than in 1997 as 1996 pretax income includes a higher percentage of tax exempt income.

SierraWest Bancorp
10-Q Filing
June 30, 1997

Part II.

Item 1.       Legal Proceedings.

              During 1987, SierraWest Bank ("the Bank"), took title, through foreclosure, of a property located in Placer County which subsequent to the Bank's sale of the property was determined to be contaminated with a form of hydrocarbons. At the time it owned the property, the Bank became aware of and investigated the status of certain underground tanks that had existed on the property. The Bank hired a consultant to study the tanks and properly seal them. Several years later, and after resale of the property, contamination was observed in the area of at least one of the buried tanks and along an adjoining riverbank of the Yuba River. The Bank, at the time of resale of the property, was not aware of this contamination adjoining the tanks but was aware of the existence of the tanks and disclosed this to its purchaser.

              A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board but is being drafted by a consultant. As a result of the discovery of the contamination, two civil lawsuits were instituted against the Bank and other prior owners by the current owner of the property, Rainbow Holding Company, who is also the Bank's borrower. One of the actions, the state court matter, was dismissed by agreement of the parties. The other matter, filed in the summer of 1995 in the U.S. District Court, Eastern District of California, is in mediation. Informal mediation has occurred in June and July of 1997. A status hearing is set for September in the U.S. District Court.

              The Bank's external and internal counsel on this matter believe that the Bank's share of the cost of remediation and the costs of defense will not be material to the Bank's or the Company's performance and will be within existing reserves established by the Bank for this matter. It is also expected that clean-up of the property will be undertaken during the spring of 1998 following approval of a work plan.

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

Item 2.       Change in Securities.  Not applicable.

Item 3.       Defaults Upon Senior Securities.  Not applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders.

              SierraWest Bancorp's Annual Meeting of Shareholders was held on May 28, 1997, at the Granlibakken Conference Center at Lake Tahoe, Tahoe City, California. The following resolution was submitted to stockholders and adopted:

              1. To elect the following eleven nominees to serve as directors until the next Annual meeting and until their successors are elected and have been qualified:

                                      VOTE:

                                             FOR                       WITHHELD

David W. Clark                               2,564,094                 18,413
Ralph J. Coppola                             2,564,841                 17,666
William T. Fike                              2,564,631                 17,876
Richard S. Gaston                            2,564,841                 17,666
Jerrold T. Henley                            2,564,841                 17,666
John J. Johnson                              2,564,841                 17,666
Ronald A. Johnson                            2,564,841                 17,666
A. Morgan Jones                              2,564,841                 17,666
Jack V. Leonesio                             2,564,841                 17,666
William W. McClintock                        2,564,841                 17,666
Thomas M. Watson                             2,561,537                 20,970

Item 5.       Other Information.  Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)      Exhibits.

                       10.1 Agreement for Purchase and Sale of Carson City Property, dated June 24, 1997.

                       11 Statement regarding computation of per share earnings.

                       27        Financial Data Schedule

              (b)      Reports on Form 8-K.

                       Bancorp filed two Forms 8-K during the second quarter of 1997. The first, dated June 20, 1997, reported the securitization and sale of $51.4 million of unguaranteed portions of SBA loans. The second, dated June 30, 1997, reported the acquisition of Mercantile Bank.

10-Q Filing
June 30, 1997








                                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: August 13, 1997                        /s/ William T. Fike
                                             William T. Fike
                                             President, Chief Executive Officer






Date: August 13, 1997                        /s/ David C. Broadley
                                             David C. Broadley
                                             Executive Vice President/
                                             Chief Financial Officer

                                 Exhibit 10.1

                         AGREEMENT FOR PURCHASE AND SALE
                                OF REAL PROPERTY
                             AND ESCROW INSTRUCTIONS

         BY THIS AGREEMENT FOR PURCHASE AND SALE OF REAL PROPERTY AND ESCROW INSTRUCTIONS (the "Agreement") made and entered into as of June 24, 1997 (the "Effective Date"), Helen A. Gilman as to undivided thirty-six and one-half percent (36.5%) interest and Dannye De Lorenzo, as trustee for Helen A. Gilman as to an undivided sixty-three and one-half percent (63.5%) interest (together, "Buyer,"), and SierraWest Bank, a California corporation ("Seller"), represent, warrant, covenant and agree as follows:

                                    ARTICLE I

                                    RECITALS

         1.1 The Real Property. Seller is the owner of certain real property located at 2976 North Carson, City of Carson, County of Carson, Nevada.

         1.2 Purchase and Sale. Buyer desires to purchase the Property (as hereinafter defined) from Seller, and Seller desires to sell the Property to Buyer on the terms and conditions set forth herein.

         1.3 Escrow Agent. The transactions contemplated hereby shall be accomplished through an escrow with Western Title Company, Carson City, Nevada (the "Escrow Agent").

                                   ARTICLE II

                                PURCHASE AND SALE

         2.1 Agreement to Buy and Sell. At the Close of Escrow (as hereinafter defined), and subject to the terms and conditions set forth herein, Seller agrees to sell, convey and assign to Buyer, and Buyer agrees to acquire and purchase from Seller, all of the following:

                  (a) That certain parcel of real estate located at 2976 North Carson, City of Carson, County of Carson, Nevada, more particularly described in Exhibit A attached hereto, together with all easements, hereditaments and appurtenances thereto, and Seller's right, title and interest in and to all streets, public or private alleys and public or private ways adjoining or crossing the same (the "Land"), if any;

                  (b) All buildings and structures, fixtures and other improvements of any and every nature located on the Land, including, but not limited to, water lines, streets, sewers and utilities owned by Seller (the "Improvements");

                  (c) With the exception of equipment and fixtures used by Seller in the conduct of its business as a financial institution (including, without limitation, vault doors, automated teller machines, night depository, drive-thru lane delivery equipment, desks, tables, chairs, counters, the personal property listed in Exhibit B attached hereto and other similar equipment), all equipment, machinery, appliances, apparatus, fittings, supplies, spare parts and other personal property located on the Land or within the Improvements, and used or intended to be used in the operation or maintenance of the Land or the Improvements (the "Personalty"');

                  (d) All of Seller's interest in the following agreements regarding the Property (if any): service contracts, nonbanking contracts with governmental agencies, improvement agreements, sewer agreements, water line agreements, utility agreements, water rights, warranties, guaranties, and bonds and, at Buyer's option, and to the extent transferable, agreements related to the Improvements or the Personalty with the cost thereof to be prorated from the Closing Date (as hereinafter defined);

                  (e) Any site plans, surveys, soil and substrata studies, septic systems plans and reports, architectural renderings, plans and specifications, engineering plans and studies, landscape plans, appraisal reports, recorded subdivision tract map, improvement plans and other plans, diagrams, or studies which relate to the Land, the Improvements, or the Personalty;

                  (f) Any other right, title and interest of Seller constituting part and parcel of the Property, including, but not limited to, licenses, permits, authorizations, fees paid to date, and deposits (refundable and non-refundable), certificates of occupancy, and oil, gas and mineral rights (collectively, the "Intangibles").

References herein to the "Property" shall include the Land, Improvements, Personalty, the agreements referred to in Subsections 2.1(d) and (e) and the Intangibles.

         2.2 Purchase Price. The purchase price (the "Purchase Price") for the Property shall be ONE MILLION SIX HUNDRED TWENTY-FIVE THOUSAND AND NO/100THS DOLLARS ($1,625,000.00). The Purchase Price shall be payable as follows:

                  (a) Buyer has deposited with Escrow Agent an earnest money deposit of TWENTY FIVE THOUSAND AND NO/100THS DOLLARS ($25.000.00) (the "Earnest Money Deposit"). The Earnest Money Deposit shall be forfeitable and immediately released to Seller, but shall remain subject to the provisions of Sections 4.1 and 4.5, below. On the Closing Date, the Earnest Money Deposit shall be credited as part of the Purchase Price.

                  (b) On or before the Closing Date, Buyer shall deposit with Escrow Agent the additional sum of ONE MILLION SIX HUNDRED THOUSAND AND NO/100THS DOLLARS ($1,600,000.00), in cash or immediately available funds (the "Balance").

         2.3       Condition of Property.

                  (a) Buyer hereby acknowledges that it is purchasing the Land and the Improvements in an "as is" condition, with all faults, and that Seller has made no warranties or representations with respect to the condition of the Land or Improvements, or the title thereto, except as is set forth specifically herein (including environmental matters).

                  (b) Buyer hereby acknowledges that it is purchasing the Personalty in an "as is" condition, with all faults, and that Seller has made no warranties or representations with respect to the condition of such personal property except as is set forth specifically herein, and Seller expressly disclaims any warranty with respect to such personal property (including any warranty that it is fit or appropriate for any particular use or purpose).

                                   ARTICLE III

                               ESCROW AND CLOSING

         3.1      Opening of Escrow.

                  (a) Buyer and Seller have opened an escrow (the "Escrow") with Escrow Agent, and within two (2) business days following the Effective Date shall deliver to Escrow Agent a copy or executed counterparts thereof.

                  (b)  The  escrow   instructions  of  the  Escrow  Agent  shall
incorporate this Agreement as part thereof, and shall contain such other standard and usual provisions as may be required by Escrow Agent; provided, however, that in the event there is a conflict between any such standard or usual provision and the provisions of this Agreement, the provisions of this Agreement shall control unless otherwise expressly agreed to in writing by Buyer and Seller.

         3.2      Close of Escrow.

         Escrow shall close on or before July 30, 1997 (the "Closing Date"), subject to the provisions of Section 4.1 and 4.5 or unless mutually extended in writing by Buyer and Seller. Escrow shall be deemed to have closed when (i) all closing documents contemplated by this Agreement have been delivered to, received by and executed by the appropriate parties, (ii) all conditions to such closing contemplated by this Agreement have been satisfied or waived in writing,
(iii) the deeds and other documents required pursuant to Section 3.3 have been recorded, and (iv) all funds required to be paid under this Agreement have been properly delivered to Escrow Agent and are available for distribution by Escrow Agent (the "Close of Escrow").

          3.3 Closing Documents and Payments. The parties shall deposit the following with Escrow Agent prior to the Close of Escrow:

                  (a)       Buyer shall timely deposit:

                           (i)      the Earnest Money Deposit as set forth in
Section 2.2(a), which shall be promptly released to the Seller but which shall remain subject to the provisions of Sections 4.1 and 4.5, below; and

                           (ii)     the Balance.

                  (b)       Seller shall deposit:

                           (i)      a Grant Deed conveying to Buyer fee title
to the Property (the "Deed"), subject only to real property taxes and assessments, and the Permitted Exceptions (as described in Section 4.1;

                           (ii)     affidavits or qualifying statements that
satisfy the requirements of Section 1445 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder;

                           (iii)    an assignment and bill of sale (the "Assign-
ment") of all of Seller's right, title and interest (if any) in and to any and all personal property, entitlements, plans, permits, fees, and maps pertaining to the Property (including any and all deposits), mineral rights, such other rights as set forth in Article II and all other development rights it may own relating to the Property;

                           (iv)     an executed Lease as set forth in Exhibit C.

                  (c) Seller and Buyer shall each deposit such other instruments, affidavits, agreements and documents as are reasonably required by the other party to this Agreement or Escrow Agent, or otherwise required to consummate the sale of the Property in accordance with the terms of this Agreement.

         3.4      Closing.

                  (a)       At the Close of Escrow, Escrow Agent shall:

                           (i)      record the Deed in the Office of the
Recorder of the County of Carson, Nevada (the "Recorder"), and provide Buyer with a conformed copy of the Deed within one day of recording;

                           (ii)     pay all documentary, transfer, filing or
recording taxes;

                           (iii)    instruct the Recorder to return the Deed to
Buyer;

                           (iv)     record or file such other documents or
instruments contemplated by this Agreement, subject to such instructions as are consistent with this Agreement;

                           (v)      deliver to Buyer the Lease, Assignment and
the Title Policy (as hereinafter defined), subject only to the Permitted Exceptions;

                           (vi)     deliver to Seller the Balance (less Seller's
share of any costs provided for herein or otherwise approved by Seller in writing) in cash or cashier's check made payable to Seller.

                  (b) Escrow Agent shall, to the extent the valid recordation of the Deed is not prohibited hereby, present any required evidence of Purchase
Price or documentary or transfer tax payments in a separate unrecorded statement.

                  (c) Real property taxes, insurance, and assessments shall be prorated as of the Close of Escrow on the basis of the most recent tax information and thirty (30) day months; provided, however, that Buyer agrees that it shall assume and pay the amount of any non-delinquent bond or assessment that is a lien against the Property and not customarily paid with real property taxes.

                  (d) Upon the Close of Escrow, title and sole and exclusive possession to the Property shall be conveyed to Buyer, subject to Seller's rights as tenant under the lease described in Section 3.7, below.

         3.5       Escrow Fees and Other Charges.

                  (a) Seller shall pay: (i) the cost of the Title Policy (as hereinafter defined); and (ii) one-half (1/2) of the Escrow Agent's fees and other charges and recording fees.

                  (b) Buyers shall pay one-half (1/2) of the Escrow Agent's fees and other charges and recording fees.

                  (c) Unless specifically otherwise allocated herein, all other costs related to the transaction shall be equally shared.

         3.6       Failure to Close; Termination.

                  (a) If the Close of Escrow does not occur on the Closing Date (as that date may be extended under the terms of this Agreement) for any reason other than Seller's or Buyer's breach of or default of their respective obligations hereunder, or if this Agreement is terminated as otherwise set forth herein, then Escrow Agent, with no further instructions from the parties hereto, shall return to the depositor thereof any materials previously delivered to Escrow Agent, which have not been released to one of the parties pursuant hereto, and the Escrow shall be automatically terminated and of no force and effect, and Buyer and Seller shall each pay one-half (1/2) of any termination fees due to Escrow Agent.

                  (b)       In the event of:

                            (i)     Buyer's default under or breach of Section
2.2 of this Agreement at or prior to the Close of Escrow, Article VI, below, shall apply.

                           (ii)     Buyer's default under or breach of any other
provision of this Agreement at or prior to the Closing Date, Seller shall give Buyer written notice of the nature of the default or breach as soon as practicable, and Buyer shall have the right to cure the default or breach prior to the Closing Date. If the default or breach is not cured within such period, remedies as provided in Article VI hereof shall become operative. If Seller fails to notify Buyer of the default or breach as required above, the default or breach shall be treated as being waived by Seller, and Seller shall convey the Property at Close of Escrow.

                  (c) In the event of Seller's default under or breach of this Agreement, Buyer shall give Seller written notice of the nature of the default or breach as soon as practicable, and Seller shall have the right to cure the default or breach within five (5) days of such notice. If the default is not cured within such period, Buyer shall have available to it the remedies set forth in Article VI hereof

                  (d) In the event the Escrow fails to close due to the default of one of the parties, the defaulting party shall bear the cost of any Escrow termination fees and title and survey expenses.

         3.7 Additional Condition Precedent to Closing. As an additional condition to the Closing, prior to the Close of Escrow Seller and Buyer shall have entered into a Lease (the "Lease") for the Property in the form of Exhibit C, attached hereto.

         3.8 Additional Condition Precedent to Closing. As an additional condition to the Closing, prior to the Close of Escrow, Seller's Board of Directors shall have approved of the sale of the Property pursuant to this Agreement. If such approval is not obtained, this Agreement shall terminate, and Buyer shall recover the Earnest Money Deposit.

                                   ARTICLE IV

                   TITLE AND SURVEY; INVESTIGATION OF PROPERTY

         4.1 Title Matters. Buyer shall take title to the Property subject only to those exceptions (the "Permitted Exceptions") shown on the preliminary report (the "Preliminary Title Report") dated May 22, 1997 prepared by Western Title Company, Inc. ("Title Company") which is attached hereto as Exhibit D. If the Property becomes subject to any exceptions not shown in the Preliminary Title Report, the parties shall have ten (10) days after Buyer becomes aware of such exception to attempt to remove the new exception. If required, the Close of Escrow shall be delayed pending expiration of the ten (10)-day period or earlier removal of the new exception. If, after the parties' attempts to remove the new exception, Title Company cannot issue a CLTA Owner's Policy of Title Insurance (the "Title Policy") subject only to the Permitted Exceptions, Buyer may, at its election, terminate this Agreement and recover the Earnest Money Deposit and all interest earned thereon as of the date of release to the Seller.

         4.2      Access and Processing.

                  (a) Prior to the Close of Escrow, Buyer and its agents and employees shall have the right to enter the Property, at reasonable times and upon forty eight (48) hours prior written notice to Seller (as provided below), and in accordance with Seller's security procedures, for the purposes of conducting such investigations, evaluations, inspections and tests of the Property as Buyer deems necessary in order to determine the condition and suitability of the Property. No development or construction operation shall be conducted on the Property prior to the Close of Escrow. Buyer shall conform to, and comply with, all federal, state and local laws, ordinances, rules and regulations in conducting its investigation.

                  (b) Buyer shall maintain insurance relating to liabilities which may arise from the exercise of Buyer's rights under this Section 4.2 in such amounts and with such limits as are reasonably acceptable to Seller (up to $1,000,000 per occurrence).

         4.3 Buyer to Provide Reports to Seller. If Escrow does not close on the Closing Date, or if this Agreement is terminated as set forth herein, Buyer shall immediately provide to Seller copies of all documents (other than internal or privileged documents and reports) compiled or received by it in the course of its investigation of the Property, including all documents provided by Seller to Buyer.

         4.4 Cooperation of Seller. Seller shall reasonably cooperate with Buyer in connection with Buyer's access.

         4.5      Environmental Investigation and Report.

                  Phase I Environmental Site Assessment Report. On or before July 15, 1997, Buyer may obtain, at Buyer's sole cost and expense, a Phase I
Environmental Site Assessment of the Land and Improvements. If Buyer is dissatisfied with the report, Buyer may, prior to the Close of Escrow, terminate this Agreement and recover the Earnest Money Deposit and all interest earned thereon as of the date of release to the Seller, or waive such dissatisfaction and proceed with the Close of Escrow without reduction of the Purchase Price.

                                    ARTICLE V

                         REPRESENTATIONS AND WARRANTIES

         5.1      Seller's Representations, Warranties and Covenants.

                  (a) In addition to the representations, warranties and covenants of Seller contained in other sections of this Agreement, Seller hereby represents, warrants and covenants to Buyer as follows, all of which shall be true on the Close of Escrow and shall survive the Close of Escrow:

                           (i)      Seller is a California corporation,
organized and validly existing under the laws of the State of California. Seller has the full right, capacity, power and authority to enter into and carry out the terms of this Agreement. The person or persons executing this Agreement on behalf of the Seller have the authority to execute this Agreement and to bind the Seller. Seller shall provide to Buyer at the Close of Escrow an executed copy of a resolution adopted by the Board of Directors of Seller authorizing this transaction. Seller has not alienated, encumbered, transferred, leased, assigned or otherwise conveyed its interest in the Property, or any portion thereof, except as set forth in Exhibit D or as otherwise provided herein, nor entered into any other agreement, covenant or obligation binding on Seller regarding the Property (except warranties and guaranties related to the Improvements). This Agreement has been duly authorized and executed by Seller, and upon delivery to and execution by Buyer shall be a valid and binding agreement of Seller.

                           (ii)     Except as may have been disclosed by Seller
to Buyer in writing:

                                    (aa)    To the best of Seller's knowledge,
no Hazardous Substance (hereinafter defined) or Petroleum (hereinafter defined) has been or is presently being discharged, stored, used or otherwise located on or beneath the surface of the Property. Seller shall promptly notify Buyer in writing in the event that Seller acquires knowledge or notice that a Hazardous Substance or Petroleum has been released, discharged or is otherwise located on or beneath the surface of the Property or any parcel of real estate adjacent to the Property;

                                    (bb)    To the best of Seller's knowledge,
the Property and the use and operation thereof are currently in compliance with all applicable federal, state and local laws, regulations, ordinances and requirements relating to health and safety, and protection of the environment;

                                    (cc)    To the best of Seller's knowledge,
no portion of the Property is within two thousand (2,000) feet of an identified toxic waste or Hazardous Substance site;

                                    (dd)    "Hazardous Substance(s)" for
purposes of this Agreement shall mean all toxic or hazardous materials, chemicals, wastes or similar substances, including, without limitation, asbestos, radioactive material and hazardous substances or hazardous wastes, as those terms are now or hereafter defined by the comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. ss. 9601 et seq., the Resource Conservation and Recovery Act, 42 U.S.C. ss. 6901 et seq., or any other applicable federal, state or municipal law, regulation, ordinance or requirement, all as amended or hereinafter amended. "Petroleum" for purposes of this Agreement shall include, without limitation, crude oil or any fraction thereof which is liquid at standard conditions of temperature or pressure;

                                    (ee)    To the best of Seller's knowledge,
Seller has not been subject to, or received any notice of, any administrative or judicial action, or notice of any intended administrative or judicial action, or received a request for information relating to the presence or alleged presence of Petroleum and/or Hazardous Substances in, under, at or upon the Property (or any parcel of real estate adjacent thereto), and does not know, and has no reason to know, of anybasis for any such request, notice or action with respect to the Property (or any parcel of real estate adjacent thereto);

                                    (ff)    To the best of Seller's knowledge,
there has been no threatened actions or proceedings (or notices of potential actions or proceedings) from any governmental agency or any other entity regarding any environmental, health or safety law, waste disposal, lien or other proceedings relating to the Property;

                           (iii)    To the best of Seller's knowledge, the
continued ownership, operation, use and occupancy of the Land or the Improvements thereon in the manner provided for under the Lease does not violate any zoning, building, health, flood control, fire or other law, ordinance, order or regulation or any restrictive covenant. There are no known violations of any federal, state, county, or municipal law, ordinance, order, regulation or requirement affecting any portion of the Land, the Improvements or the Personalty, and no written notice of such violation has been received by Seller from any governmental authority relating to the Property. There are presently in effect such licenses, certificates of occupancy and permits as are required for the present occupancy and operation of the Property. Except for banking licenses, the aforesaid licenses, certificates of occupancy and permits are transferable to Buyer at no cost to Buyer, and all payments due with respect thereto prior to Closing have been made to the appropriate authorities.

                           (iv)     To the best of Seller's knowledge, there are
no proceedings or claims affecting the Land, Improvements or Personalty of any portion thereof (nor affecting Seller and relating to or arising out of the ownership, operation, use or occupancy of the Property) pending or being prosecuted in any court or by or before any federal, state, county, or municipal department, commission, board, bureau or agency, or other governmental instrumentality nor, to the best of Seller's knowledge, is any such action, suit, proceedings or claim threatened or being asserted.

     (v) As set forth in the Preliminary Title Report and to the best of Seller's knowledge, all utilities required for the operation of the Improvements enter the Land through adjoining public streets or, if they pass through adjoining private land, do so in accordance with valid public easements or private easements which will inure to the benefit of the Buyer. All of said utilities are installed and operating, and all installation and connection charges have been paid in full. All utilities necessary to service the Property are already installed. Seller has complied with all laws, ordinances and regulations relating to the delivery of such services and the payment therefor. There are no known facts or conditions that will result in the termination of the present access from the Property to any utility services or to existing highways and roads;

     (vi) The Seller is the fee simple owner of the Land and Improvements and, at closing, shall convey the Land and Improvements to Buyer free and clear of any liens, encumbrances, restrictions or claims other than the items shown on the Preliminary Title Report. Seller is the owner of the Personalty and the Property described hereinabove.

     (vii) There are no known adverse parties in possession of the Property or of any part thereof, and no parties in possession thereof. There are no leases, licenses or other agreements permitting, nor has Seller entered into any course of conduct that would permit, any person or entity to occupy any portion of the Property or otherwise affecting the Property or any part thereof.

     (viii) There are no attachments, executions, assignments for the benefit of creditors, receiverships, conservatorship or lawsuits pursuant to any debtor relief laws contemplated by Seller or pending against Seller or the Property.

     (ix) Except for the brokerage fee agreement described in Article VII, there are no contracts or other obligations outstanding for sale, exchange or transfer of the Property or any portion thereof.

     (x) All information and data furnished by Seller to Buyer with respect to the Property, to the best of Seller's knowledge, is true, correct and complete in all material respects at the time conveyed to Buyer. Seller is under no duty to amend that information or update it, unless Seller becomes aware of a material change in any such information.

     (xi) Seller does not have any liability for any property taxes, or any interest or penalty in respect thereof, of any nature that may be assessed against Buyer or become a lien against the Property. Seller agrees to indemnify Buyer and save, defend and hold Buyer harmless from and in respect of any and all damages, claims, losses, expenses, costs, obligations and liabilities
(including reasonable attorney's fees) resulting from or related to the nonpayment of any such property taxes for the period the Property was owned by Seller. There are no unpaid assessments against the Property, and Seller has no knowledge of any pending or threatened public improvements that would result in any charge being levied or assessed against the Property.

     (xii) Except as set forth in the Preliminary Title Report, Seller has made no commitment to any tenant, governmental or quasi-governmental entity or other person or entity which commitment relates to the Property or imposes upon Seller or the successors or assigns of Seller any obligation to pay or contribute property or money or to construct, install or maintain any improvements on or off the Property.

     (xiii) Seller will not take or omit to take any action which will cause any of the foregoing representations and warranties to be untrue or not to be performed on the Closing Date.

     (xiv) Seller will deliver on the Closing Date all documents and instruments required by this Agreement, and perform all acts necessary or appropriate for the consummation of the transaction contemplated by and provided for in this Agreement.

     (xv) As set forth in the Preliminary Title Report and to the best of Seller's knowledge, the Improvements have been completed in compliance with all permits, plans and specifications, applicable laws and covenants, conditions and restrictions to which the Property was subject at the time the Improvements were constructed. To the best of Seller's knowledge, except as disclosed to Buyer in writing prior to the expiration of the Feasibility Period, there are no material physical defects in the construction of the Improvements.

     (xvi) All of Seller's representations and warranties shall survive the Close of Escrow.

                  (b) The execution of and entry into this Agreement, the execution and delivery of the documents and instruments to be executed and delivered by Seller on the Closing Date, and the performance by Seller of Seller's duties and obligations under this Agreement, and of all other acts necessary and appropriate for the consummation of the transactions contemplated by and provided for in this Agreement, are not in violation of any contract, agreement or other instrument to which Seller is a party, any judicial order or judgment of any nature by which Seller is bound, or the organization documents and all amendments thereto of Seller.

                  (c) There are no actions, suits or proceedings pending or threatened against Seller or the Property which would affect the transactions contemplated by this Agreement, or which question the validity or enforceability of this Agreement or of any action taken by Seller under this Agreement, in any court or before, any governmental authority, domestic or foreign.

                  (d) As of the Effective Date, to the best of Seller's knowledge, there is no pending condemnation or similar proceeding affecting the Property or any portion thereof, and Seller has not received any written notice and has no knowledge that any such proceeding is contemplated.

                  (e) There are no contracts of employment or service contracts other than those disclosed to Buyer. Except for those contracts of employment and service contracts terminated by Seller, all of such contracts of employment and service contracts are in full force and effect without default as of the Closing.

                  (f) Seller will pay, or cause to be paid promptly when due, all taxes, all sewer and water charges and all other governmental charges levied or imposed upon or assessed against the Property between the date hereof and the Closing Date, and will pay, or cause to be paid, all expenses incurred in the use, occupancy and operation of the Property between the date hereof and the Closing Date.

                   (g) The phrase "to the best of Seller's knowledge," or other references to Seller's knowledge, means the actual current knowledge of Seller with respect to the subject matter of the representation or warranty that is given to the best of Seller's knowledge or to Seller's knowledge. In making any representation or warranty to its best knowledge or knowledge, Seller shall be accountable only for the information (i.e., that actual current knowledge) of Tony Dumont in his capacity as Properties Manager of Seller, after a review of Seller's files pertaining to the Property. Neither Seller nor any employee or agent or officer of Seller shall have any additional duty of inquiry or investigation by reason of Seller's representation or warranties in this Agreement,

         5.2 Buyer's Representations, Warranties and Covenants. In addition to the representations, warranties and covenants of Buyer contained in other sections of this Agreement, Buyer hereby represents, warrants and covenants to Seller as follows, all of which shall survive the Close of Escrow:

                  (a) Buyer consists of an individual and a trust. Buyer has the full right, capacity, power and authority to enter into and carry out the terms of this Agreement. Buyer does not require any contingency, such as financing, to acquire the Property.

                  (b) Each of the representations and warranties made by Buyer in this Agreement. or in any document or instrument delivered pursuant hereto or executed in connection herewith shall, to the best of Buyer's knowledge be true and correct in all material respects as of the date hereof.

                  (c) Buyer has independently investigated the feasibility of the Property and, except as to Paragraph 4.1 and 4.5 (dealing with environmental reports) agrees to unconditionally purchase the Property on or before the Closing Date.

Buyer's representation shall survive the Close of Escrow.

     5.3 Conditions to Closing. Seller's and Buyer's obligations to proceed to the Close of Escrow shall be conditioned upon the representations and warranties of the other being true and correct in all material respects as of the Close of Escrow, as though such representations and warranties were made at and as of such time.

                                   ARTICLE VI

                                    REMEDIES

         If the purchase and sale of the Property is not consummated in accordance with the terms and conditions of this Agreement due to circumstances or conditions which constitute a default hereunder (provided that the non-defaulting party has given notice of such default to the defaulting party and the defaulting party has failed to cure within the time period provided in this Agreement), the non-defaulting party shall have the right to terminate this Agreement and pursue any remedy available at law or in equity.


                                   ARTICLE VII

                                     BROKERS

         7.1 Seller shall be solely responsible for payment of a brokers' commission in the amount of Ninety-Seven Thousand Five Hundred Dollars ($97,500.00), which shall be paid sixty-five percent (65%) to Marcus & Millichap (and its associated broker, CPS, the Commercial Property Services Company) and thirty-five percent (35%) to Throgmorton and Company.

         7.2 Seller and Buyer hereby warrant and represent to each other that other than Marcus & Millichap (and its associated broker, CPS, the Commercial Property Services Company) and Throgmorton and Company, they have dealt with no person or firm entitled to a broker's commission, finder's fee or other like payment in connection with this transaction and shall indemnify each other from any and all claims asserted by others.

                                  ARTICLE VIII

                               GENERAL PROVISIONS

         8.1 Counterparts, Facsimile Signatures. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which, taken together, shall constitute one and the same instrument. Pending exchange and receipt of original signatures, facsimile signatures shall be fully effective as original signatures.

         8.2 Further Assurances. Each of the parties agrees to execute and deliver such other instruments and perform such acts, in addition to the matters herein specified, as may be appropriate or necessary to effectuate the agreements of the parties, whether the same occurs before or after the Close of Escrow.

         8.3 Entire Agreement. This Agreement constitutes the entire agreement among the parties hereto with respect to the subject matter hereof, and supersedes all prior understandings or agreements between the parties. All exhibits to which reference is made in this Agreement are deemed incorporated in this Agreement. This Agreement may be modified only by a writing signed by both parties and shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, successors, and assigns.

         8.4 Headings and Interpretation. Headings used in this Agreement are for convenience of reference only and are not intended to govern, limit, or aid in the construction of any term or provision hereof. Any reference to an Article in this Agreement shall include all sections and subsections related thereto.

     8.5 Choice of Law. This Agreement and each and every related document are to be governed by, and construed in accordance with, the laws of the State of Nevada.

         8.6 Severability. If any term, covenant, condition or provision of this Agreement, or the application thereof to any person or circumstance, shall to any extent be held by a court of competent jurisdiction, or rendered by the adoption of a statute invalid, void or unenforceable, the remainder of the terms, covenants, conditions or provisions of this Agreement, or the application thereof to any person or circumstance, shall remain in full force and effect and shall in no way be affected, impaired or invalidated thereby.

         8.7 Waiver of Covenants, Conditions or Remedies. The waiver by one party of the performance of any covenant, condition or promise, or of the time for performing any act, under this Agreement shall not invalidate this Agreement nor shall it be considered a waiver by such party of any other covenant, condition or promise, or of the time for performing any other act required, under this Agreement. The exercise of any remedy provided in this Agreement shall not be a waiver of any consistent remedy provided by law, and the provisions of this Agreement for any remedy shall not exclude any other consistent remedies unless they are expressly excluded.

         8.8 Legal Representation. Each party has received independent legal advice from its attorneys with respect to the advisability of executing this Agreement and the meaning of the provisions hereof. The provisions of this Agreement shall be construed as to the fair meaning and not for or against any party based upon any attribution of such party as the sole source of the language in question, it being expressly understood and agreed that the parties hereto participated equally or had equal opportunity to participate in the drafting thereof.

         8.9 Time of the Essence. Time shall be of the essence as to all dates and times of performance, whether they are contained herein or contained in any Escrow instructions to be executed pursuant to this Agreement, and all Escrow instructions shall contain a provision to this effect.

         8.10 Relationship of Parties. The parties agree that their relationship is that of seller and buyer, and that nothing contained herein shall constitute either party as being the agent or legal representative of the other for any purpose whatsoever, nor shall this Agreement be deemed to create any form of business organization between the parties hereto, nor is either party granted the right or authority to assume or create any obligation or responsibility on behalf of the other party, nor shall either party be in any way liable for any debt of the other.

         8.11 Memorandum of Agreement. Neither party hereto shall record a Memorandum of Agreement against the Property unless such Memorandum is executed by both parties.

         8.12 Attorneys' Fees. In the event that any party hereto institutes an action or proceeding relating to arising out of this Agreement, or the transactions contemplated hereby, or in the event any party is in default of its obligations pursuant thereto, whether or not suit is filed or prosecuted to final judgment, the prevailing party shall be entitled to its actual attorneys' fees and to all court costs incurred, in addition to any other damages or relief awarded.

          8.13 Assignment. The parties hereto may not assign their respective rights or delegate their respective obligations hereunder without the prior written consent of the other, except that Buyer may assign its rights under this Agreement to a qualified intermediary as part of a tax-deferred exchange by Buyer.

         8.14 Notices. Notices and demands which either party is required or desires to give to the other shall be given in writing by either (a) certified mail, return receipt requested with appropriate postage paid, (b) personal delivery, (c) facsimile or (d) private overnight courier service to the address or facsimile number set forth below for the respective party, provided that if any party gives notice of a change of name or address or number, notices to that party shall thereafter be given as demanded in that notice. All notices and demands so given shall be effective upon receipt by the party to whom notice or demand is being given, except that any notice given by certified mail shall be deemed delivered three (3) business days after deposit in the United States mail.

If to Seller:                 SierraWest Bank
                              P.O. Box 61000
                              Truckee, CA 96160
                              Attn: David Broadley, CFO



With a copy to:               SierraWest Bank
                              10181 Truckee Tahoe Airport Rd.
                              Truckee, CA 96161
                              Attn: Legal Dept.

If to Buyer:                  Ms.  Helen A. Gilman
                              P.O.  Box 203
                              Glen Ellen, California 95442

                              Mrs.  Dannye De Lorenzo, Trustee
                              P.O. Box 203
                              Glen Ellen, California 95442

With a copy to:               Hallgrimson McNichols McCann, LLP
                              40 South Market Street, Suite 700
                              San Jose, California 95113
                              Facsimile No. (408) 275-0315
                              Attn: Mark Makiewicz

If to Escrow Agent:           Western Title Company of Carson City
                              1501 N. Carson Street
                              Carson City, NV 89701
                              Attn: Carol Costa/#W16318CAC

     8.15 Parties In Interest. Nothing in this Agreement, whether express or implied, is intended to confer any rights or remedies under or arising by reason of this Agreement on any persons other than the parties to it.

         8.16 Approval. Except where specifically provided to the contrary, any consent or approval requested by either party shall not be unreasonably withheld or delayed by the other. The approval of Buyer of any work contemplated under this Agreement or any agreements, instruments, maps, documents or other materials to be submitted to Buyer by Seller under this Agreement shall be solely for Buyer's benefit and is not intended to be an approval or acknowledgment that such work or materials satisfy any applicable laws or regulations or waive any action, right or privilege Buyer may have against Seller or any other party except as expressly set forth in this Agreement.

         8.17 IRS Real Estate Sales Reporting. Buyer and Seller hereby appoint Escrow Agent, and Escrow Agent agrees to act, as "the person responsible for closing" the transactions which are the subject of this Agreement, pursuant to
Section 6045(e) of the Internal Revenue Code of 1986, as amended. Escrow Agent shall, if required, prepare and file the informational return (IRS Form 1099- B) required by, and otherwise comply with, the terms of Section 6045(c). Escrow Agent further agrees to indemnify and hold Buyer, Seller and their respective attorneys harmless from and against all claims, costs, liabilities, penalties or expenses resulting from Escrow Agent's failure to file the appropriate reports or otherwise comply with the terms of the Internal Revenue Code pursuant to this Section.

         8.18 No Right of Seller to Terminate. In consideration for the release of the deposits made by Buyer to Escrow Holder in accordance with the terms of this Agreement, Seller hereby agrees that in no event shall Seller have the right to terminate this Agreement for any reason other than those events set forth in this Agreement. Seller further waives any and all rights it may otherwise have, at law or in equity, to terminate this Agreement other than as specifically permitted by this Agreement.

         8.19 Subsequent Transaction. Seller shall not, after the date on which it executes this Agreement, enter into any lease or contract affecting the Property that would be binding on the Property after the Closing Date without, in each case, obtaining Buyer's prior written consent thereto, which consent may be withheld in Buyer's sole discretion.

          8.20 1031 Exchange. Seller and Buyer acknowledge that it is Buyer's desire to complete Buyer's acquisition of the Property as a replacement leg of an exchange that will qualify for non recognition of gain under Section 1031 of the Internal Revenue Code of 1986, as amended, and Seller agrees to reasonably cooperate in effecting such an exchange transaction if requested to do so by Buyer, but at no cost to Seller and without accepting title to any other property and without extending the Close of Escrow. In the event of such exchange, Buyer shall indemnify and fully hold Seller harmless from any and all liabilities, losses and expenses (including attorney's fees) incurred by Seller arising from such exchange, which liabilities, losses and expenses would not have been incurred if there had not been an exchange of properties. This indemnity and hold harmless shall survive the Closing. The inability of Buyer to effect an exchange shall not relieve Buyer of the obligation to timely purchase the Property pursuant to the terms of this Agreement.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

SELLER:                                      BUYER:

SierraWest Bank, a California corporation    /s/Helen A. Gilman
                                             Helen A. Gilman


By: /S/David C. Broadley                     /s/Dannye A. De Lorenzo, Trustee
     David Broadley                          Dannye A. De Lorenzo, Trustee

Its: Chief Financial Officer



                           ACCEPTANCE BY ESCROW AGENT

Western Title of Carson City hereby acknowledges that it has received a fully executed counterpart of the foregoing Agreement for Purchase and Sale of Real Property and Escrow Instructions and agrees to act as Escrow Agent thereunder and to be bound by and perform the terms thereof as such terms apply to Escrow Agent.

Western Title Company of Carson City


By:________________________________

Its:________________________________

                                      EXHIBIT A

                                     DESCRIPTION

     ALL THAT CERTAIN LOT, PIECE OR PARCEL OF LAND SITUATE IN CARSON CITY, STATE OF NEVADA, DESCRIBED AS FOLLOWS:

     All that certain real property situate within a portion of the Northeast 1/4 of the Northeast 1/4 of Section 7, Township 15 North, Range 20 East, M.D.M., further described as a portion of Parcel 2, as shown on that Record of Survey filed in Book 7, Page 1981, Official Records of Carson City, State of Nevada, File No. 140250, more particularly described as follows:

     BEGINNING at the Northeast corner of said Parcel 2, from which the Northeast corner of said Section 7 bears North 68 degrees 01'42" East, a distance of 94.36 feet;

THENCE South 25 degrees 13'03" East, a distance of 192.02 feet;

THENCE South 89 degrees 48'03" West, a distance of 328.67 feet;

THENCE North 0 degrees 03'18" East, a distance of 174,00 feet;

THENCE North 89 degrees 48'03' East, a distance of 246.69 feet to the TRUE POINT OF BEGINNING.

     Reference is made to Lot Line Adjustment recorded April 1, 1996, Document No. 187390 and being Parcel 2 of Record of Survey recorded April 1, 1996, Document No. 187391, as Map No. 2160.



Assessor's Parcel No.  1-021-16

                                   EXHIBIT B

           List of Personal Property Excluded from the "Personalty"

     [Reserved--Seller to provide prior to Close of Escrow, if applicable]

                                   EXHIBIT C

                                COMMERCIAL LEASE

         THIS COMMERCIAL LEASE (the "Lease") is dated this 1st day of July, 1997 and is made and entered into by and between HELEN A. GILMAN (as to an undivided 36.5% interest) and DANNYE DE LORENZO, as Trustee for Helen A. Gilman (as to an undivided 63.5% interest) (collectively referred to as the "Lessor") and SIERRAWEST BANK, a California Banking Corporation (the "Lessee") and its legal successors.

Lessor and Lessee agree as follows:

1.       PREMISES.

         Lessor does hereby lease to Lessee and Lessee does hereby lease from Lessor that certain land, commercial building and adjoining parking areas and driveways commonly described as 2976 North Carson, Carson City, Nevada 89703 (herein called "Premises"). The location, description and dimensions of the Premises are described and depicted on the attached Exhibit "A", attached hereto and incorporated herein by reference. Said Premises are located in the County of Carson, State of Nevada. This Lease is subject to the terms, covenants and conditions herein set forth and the Lessee covenants as a material part of the consideration for this Lease to keep and perform each and all of said terms, covenants and conditions by it to be kept and performed.

2.       USE.

         Lessee shall use the Premises in its capacity as and for the purpose of a financial institution, including offices and any services reasonably related thereto, and Lessee shall refrain from the permitting the Premises to be used for any other purpose without the prior written consent of Lessor, that consent not to be unreasonably withheld.

3.       RENTAL DURING INITIAL TERM OF LEASE; RENTAL DURING OPTION PERIOD
         OF  LEASE.

         A. Initial Term Rental; Rental Reset

         Lessee agrees to pay to Lessor as rent, without notice or demand, the monthly gross rental as follows:

     (i) For years 1 through 5, inclusive, Lessee shall pay Lessor the annual rent equal to $133,875 in equal monthly installments; and

     (ii) For years 6 through 13, inclusive, Lessee shall pay Lessor annual rental equal to $149,940 in equal monthly installments.

         B. Option Term Rental Reset

         During the Option Term, and so long as exercised by Lessee in accordance with this Lease, rent shall be paid by Lessee to Lessor as follows:

                  (i) For years 14 through 18, inclusive, Lessee shall pay Lessor annual rental equal to $167,932.80 in equal monthly installments.

         C. Security Deposit

Lessee shall deposit with Lessor upon execution the sum of Eleven Thousand One Hundred Fifty- Six Dollars and Twenty-Five Cents ($11,156.25) as the Security Deposit for the full and faithful performance of every provision of this Lease to be performed by Lessee. If Lessee defaults with respect to any provision of this Lease, Lessor may apply all or any part of the Security Deposit for the payment of any rent or other sum in default, the repair of any damage to the Premises caused by Lessee or the payment of any other amount which Lessor may spend or become obligated to spend by reason of Lessee's default or to compensate Lessor for any other loss or damage which Lessor may suffer by reason of Lessee's default to the full extent permitted by law. If any portion of the Security Deposit is so applied, Lessee shall, within ten (10) days after written demand therefor, deposit cash with Lessor in an amount sufficient to restore the Security Deposit to its original amount. Lessor shall not be required to keep the Security Deposit separate from its general funds, and Lessee shall not be entitled to interest on the Security Deposit. If Lessee is not otherwise in default, the Security Deposit or any balance thereof shall be returned to Lessee within thirty (30) days of termination of the Lease. In the event of any termination of Lessor's interest in the Premises, Lessor shall transfer the Security Deposit to Lessor's successor-in-interest whereupon Lessor shall be released from liability for the return of the Security Deposit or the accounting therefor.

4.       INITIAL LEASE TERM; RENEWAL LEASE TERM.

         A. Initial Lease Term.

         The initial term of this Lease shall commence on July 30, 1997 and shall end on July 31, 2010. The parties hereto acknowledge that certain obligations under various paragraphs of this Lease may commence prior to the Lease term, including, but not limited to, occupancy, construction, hold harmless obligations, liability insurance, and other obligations and the parties agree to be bound by this Lease prior to commencement of the actual Lease term.

         B. Optional Renewal Lease Term (Option To Renew).

         Provided Lessee is not in default under this Lease when due and proper exercise of the option is made, Lessee shall have a single option to renew and extend the term of this Lease for an additional five (5) year period on the terms then in effect; provided, however, that Lessee shall provide Lessor written notice of Lessee's intention to extend the term at least One Hundred Twenty (120) days in advance, but no more than One Hundred Eighty
(180) days in advance of the expiration of the initial term. In the event notice to exercise said option is not received as provided above, then the option shall automatically lapse and be of no further effect. Should the option be exercised as stated above, the Rent during the option period will be as set forth in Paragraph 3(B), above.

5.       PROHIBITED USES OF PREMISES.

         Lessee shall not do or permit anything to be done in or about the Premises nor bring or keep anything therein which is not within the permitted use of the premises which will in any way increase the existing rate of or affect any fire or other insurance upon the Premises or any of its contents, or cause a cancellation of any insurance policy covering said Premises or any part thereof or any of its contents. Lessee shall not do or permit anything to be done in or about the Premises which will in any way allow the Premises to be used for any improper, immoral, unlawful or objectionable purpose; nor shall Lessee cause, maintain or permit any nuisance in, on, or about the Premises. Lessee shall not commit or allow to be committed any waste in or upon the Premises. Lessee shall not keep animals or birds within the Premises and shall not bring bicycles, motorcycles or other vehicles into areas not designated as authorized for same.

6.       COMPLIANCE WITH LAW BY LESSEE.

         Lessee shall not use the Premises, or permit anything to be done in or about the Premises, which will in any way conflict with any law, statute, ordinance or governmental rule or regulation now in force or which may hereafter be enacted or promulgated. Lessee shall, at its sole cost and expense, promptly comply with all laws, statutes, ordinances and governmental rules, regulations or requirements now in force or which may hereafter be in force and with the requirements of any board of fire underwriters or other similar bodies now or hereafter constituted relating to or affecting the condition, use or occupancy of the Premises excluding structural changes not related to or affected by
Lessee's improvements or acts. The judgment of any court of competent jurisdiction or the admission of Lessee in any action against Lessee, whether Lessor be a party thereto or not, that Lessee has violated any law, statute, ordinance or governmental rule, regulation or requirement, shall be conclusive of that fact as between the Lessor and Lessee.

7.       ALTERATIONS AND ADDITIONS BY LESSEE AND ITS AGENTS.

         Lessee shall not make or allow to be made any alterations, additions or improvements to or of the Premises or any part thereof without first obtaining the prior written consent of Lessor, that consent not to be unreasonably withheld. Lessee shall obtain all permits and approvals required for any such alterations. Any alterations, additions or improvements to or of said Premises, including, but not limited to, wall covering, paneling and built-in cabinet work, but excepting movable furniture and trade fixtures, shall at once become a part of the realty and belong to the Lessor and shall be surrendered with the Premises. In the event Lessor consents in writing to the making of any alterations, additions or improvements to the Premises by Lessee, the same shall be made by Lessee at Lessee's sole cost and expense. Lessor shall have the right to require Lessee to remove any or all alterations, additions, improvements and partitions made by Lessee and restore the Premises to the condition existing as of the commencement date by the termination of this Lease, or a reasonable period thereafter, all at Lessee's expense.

8.       MAINTENANCE AND REPAIRS BY LESSEE.

         A. This Lease is intended to impose the obligation to perform and the cost to complete all routine maintenance obligations upon Lessee and to keep the Premises in good, sanitary and orderly condition at all times. This shall include both the interior and exterior of the building and the exterior landscaping, and all building systems, including the heating, ventilation and air conditioning system. Lessee shall keep in effect a maintenance program with a licensed contractor which provides for such routine maintenance of the HVAC system as is recommended by the manufacturer.

         B. By entry hereunder, Lessee shall be deemed to have accepted the Premises as being in good, sanitary order, condition and repair.

         C. Lessee shall, upon the expiration or sooner termination of this Lease hereof, surrender the Premises to the Lessor at the end of the term (or renewal term) in good condition, broom clean, ordinary wear and tear and damage from causes beyond the reasonable control of Lessee fully excepted.

         D. Except as otherwise set forth in this lease, Lessor shall repair and maintain the structural portions of the Premises, including the exterior walls and roof, unless such maintenance and repairs are caused in part or in whole by the act, neglect, fault or omission of any duty by the Lessee, its agents, servants, employees, invitees, or any damage caused by breaking and entering, in which case Lessee shall pay to Lessor the actual cost of such maintenance and repairs. On an annual lease basis, Lessee shall contract with a duly licensed service or maintenance contractor who shall inspect and certify that the roof is watertight. In the event that the structural repairs are not covered under Paragraph 13, they shall be repaired or replaced by Lessor and amortized over 39 years and the pro rata portion shall be added to the rental set forth in Paragraph 3 as additional rent. Lessor shall advise the Lessee of the additional rental due in writing with supporting documentation. Lessor shall not be liable for any failure to make such repairs or to perform any maintenance unless such failure shall persist for any unreasonable time after written notice of the need of such repairs or maintenance is given to Lessor by Lessee. Except as provided in this Lease, there shall be no abatement of rent and no liability of Lessor by reason of any injury to or interference with Lessee's business arising from the making of any repairs, alterations or improvements in or to any portion of the Premises or the Premises or in or to fixtures, appurtenances and equipment therein. Lessee waives the right to make repairs at Lessor's expense under any law, statute or ordinance now or hereafter in effect.

9.       LIENS.

         Lessee shall keep the Premises and the property in which the Premises are situated free from any liens arising out of any work performed, materials furnished or obligations incurred by or on behalf of Lessee. Lessor may require, at Lessor's sole option, that Lessee shall provide to Lessor, at Lessee's sole cost and expense, a lien and completion bond in an amount equal to one and one-half (1-1/2) times the estimated cost of any improvements, additions, or alterations in the Premises which the Lessee desires to make, to insure Lessor against any liability for mechanics' and materialmen's liens and to insure completion of the work.

10.      ASSIGNMENT AND SUBLETTING.

         A. Transfer by merger or acquisition of SierraWest by another financial institution (with the approval of appropriate banking regulators) shall not be deemed an action coming within this Paragraph or requiring the approval of Lessor.

         B. Except as set forth in subparagraph A, above, Lessee shall not either voluntarily, or by operation of law, assign, transfer, mortgage, pledge, hypothecate or encumber this Lease or any interest therein, and shall not sublet the Premises or any part thereof, or any right or privilege appurtenant thereto, or allow any other person (the employees, agents, servants and invitees of Lessee excepted) to occupy or use the Premises, or any portion thereof, without first obtaining the written consent of Lessor, which consent shall not be unreasonably withheld. A consent to one assignment, subletting, occupation or use by any other person shall not be deemed to be a consent to any subsequent assignment, subletting, occupation or use by another person. Consent to any such assignment or subletting shall in no way relieve Lessee of any liability under this Lease. Any such assignment or subletting without such consent shall be void, and shall, at the option of the Lessor, constitute a default under the terms of this Lease.
                  In the event Lessor shall consent to a sublease or assignment hereunder, Lessee shall pay Lessor reasonable fees, not to exceed Five Hundred and 00/100 Dollars ($500.00), incurred in connection with the processing of documents necessary to the giving of such consent.

11.      HOLD HARMLESS.

         Lessee shall indemnify and hold harmless Lessor against and from any and all claims arising from Lessee's use of the Premises or from the conduct of its business or from any activity, work, or other things done, permitted or suffered by the Lessee in or about the Premises, and shall further indemnify and hold harmless Lessor against and from any and all claims arising from any breach or default in the performance of any obligation on Lessee's part to be performed under the terms of this Lease, or arising from any act or negligence of the Lessee, or any officer, agent, employee, guest, or invitee of Lessee, and from all costs, attorney's fees, and liabilities incurred in or about the defense of any such claim or any action or proceeding brought thereon and in case any action or proceeding be brought against Lessor by reason of such claim, Lessee, upon notice from Lessor, shall defend the same at Lessee's expense by counsel reasonably satisfactory to Lessor. Lessee, as a material part of the consideration to Lessor, hereby assumes all risk of damage to property or injury to persons in, on, or about the Premises, from any cause other than Lessor's negligence; and Lessee hereby waives all claims in respect thereof against Lessor. Lessee shall give prompt notice to Lessor in case of casualty or accidents on the Premises.

         Lessor or its agents shall not be liable for any loss or damage to persons or property resulting from fire, explosion, falling plaster, steam, gas, electricity, water or rain which may leak from any part of the Premises or from the pipes, appliances or plumbing works therein, or from the roof, street or subsurface, or from any other place resulting from dampness or any other cause whatsoever, unless caused by or due to the negligence of Lessor, its agents, servants or employees. Lessor or its agents shall not be liable for interference with the light, air, or for any latent defect in the Premises.

12.      SUBROGATION.

         As long as their respective insurers so permit, Lessor and Lessee hereby mutually waive their respective rights of recovery against each other for any loss insured by fire, extended coverage and other property insurance policies existing for the benefit of the respective parties. Each party shall apply to their insurers to obtain said waivers. Each party shall obtain any special endorsements, if required by their insurer to evidence compliance with the aforementioned waiver.

13.      INSURANCE.

         A. Liability Insurance.

          Lessee shall, at Lessee's expense, obtain and keep in force during the term of this Lease a policy of comprehensive public liability insurance insuring Lessor and Lessee against any liability arising out of the ownership, use, occupancy or maintenance of the Premises and all areas appurtenant thereto. Such insurance shall be in the amount of not less than $1,000,000.00 for injury or death of one person in any one accident or occurrence and in the amount of not less than $2,000,000.00 for injury or death of more than one (1) person in any one (1) accident or occurrence. Such insurance shall further insure Lessor and Lessee against liability for property damage of at least $100,000.00. The limit of any such insurance shall not, however, limit the liability of the Lessee hereunder. Lessee may provide this insurance under a blanket policy, provided that said insurance shall have a Lessor's protective liability endorsement attached thereto. If Lessee shall fail to procure and maintain said insurance, Lessor may, but shall not be required to, procure and maintain same, but at the expense of Lessee. Insurance required hereunder shall be in companies rated A- or better in "Best's Insurance Guide". Lessee shall deliver to Lessor copies of policies of liability insurance required herein or certificates evidencing the existence and amounts of such insurance with loss payable clauses satisfactory to Lessor. No policy shall be cancelable or subject to reduction of coverage. All such policies shall be written as primary policies not contributing with and not in excess of coverage which Lessor may carry.

         B. Casualty Insurance.

         Lessee shall, at Lessee's expense, obtain and keep in force during the term of this Lease "All Risk" property insurance insuring the Premises against fire, lightning, vandalism and malicious mischief in an amount equal to the full replacement cost thereof. Lessor shall be named as loss payee under such policy(ies). Such insurance shall be applied toward the restoration of the Premises.

         C.  Earthquake Coverage.

         Lessee shall obtain suitable earthquake coverage, either as separate policy of insurance or as an endorsement to the policy set forth in subparagraphs A or B, above. Said coverage shall insure the Premises in an amount equal to the full replacement cost thereof. Lessor shall be named as loss payee under such policy(ies). Such insurance shall be applied toward the restoration of the Premises.

14.      COST OF UTILITIES AND RELATED SERVICES.

         The cost of water, power, heat, air conditioning, sewer and trash removal and janitorial services, as well as any and all other services such as alarm, security, and fire control, shall be at Lessee's sole cost and expense, together with any applicable taxes thereon.

15.      REAL AND PERSONAL PROPERTY TAXES.

         Lessee shall pay, or cause to be paid, before delinquency, any and all real and/or personal taxes or assessments levied or assessed upon the Premises and which become due and payable during the term hereof. Lessee further agrees to pay any tax or levy due upon any or all of Lessee's leasehold improvements, equipment, furniture, fixtures, and any other personal property located in or upon the Premises. By this Lease, Lessor hereby expressly and irrevocably grants to Lessee the right to dispute, in any reasonable manner chosen by Lessee, any assessment, levy, revaluation or redetermination related to the taxes or assessments due under this provision as assessed by any governmental or quasi-governmental agency in the name of Lessor.

16.      RULES AND REGULATIONS.

         Lessee  shall  faithfully   observe  and  comply  with  the  rules  and
regulations that Lessor shall from time to time reasonably promulgate and/or modify.

17.      HOLDING OVER.

         If Lessee remains in possession of the Premises or any part thereof after the expiration of the term hereof with the express written consent of Lessor, such occupancy shall be a tenancy from month-to-month at a rental equal to One Hundred Twenty-Five Percent (125.00%) of the amount of the last Monthly Rent, plus all other charges payable hereunder, and upon such holdover all the terms hereof are applicable to a month-to-month tenancy.

18.      ENTRY BY LESSOR.

         After notifying Lessee and providing Lessee with the opportunity to deactivate alarms and security devices, Lessor reserves and shall have at any reasonable time the right to enter the Premises to inspect the same, to submit said Premises to prospective purchasers or tenants, to post notices of non-responsibility, to repair the Premises and any portion of the Premises of which the Premises are a part that Lessor may deem necessary or desirable, without abatement of rent, and may for that purpose erect scaffolding and other necessary structures where reasonably required by the character of the work to be performed, always providing that the entrance to the Premises shall not be unreasonably blocked thereby, and further providing that the business of the Lessee shall not be unreasonably interfered with. For security purposes, Lessee may require that an attendant or employee supervise or monitor the actions of Lessor, its agents or materialmen. Lessee hereby waives any claim for damages or for any injury or inconvenience to or interference with Lessee's business, any loss of occupancy or quiet enjoyment of the Premises, and any other loss occasioned thereby. For each of the aforesaid purposes, Lessor shall at all times have and retain a key with which to unlock the main doors in and about the Premises, excluding Lessee's vaults, safes and files, and Lessor shall have the right to use any and all means which Lessor may deem proper to open said doors in an emergency, in order to obtain entry to the Premises without liability to Lessee except for any failure to exercise due care for Lessee's property and any entry to the Premises obtained by Lessor by any of said means, or otherwise, shall not under any circumstances be construed or deemed to be a forcible or unlawful entry into, or a detainer of, the Premises, or an eviction of Lessee from the Premises or any portion thereof.

19.      LESSEE'S DEFAULT.

         In the event that Lessee fails to perform any of its obligations in the time and manner required hereunder, Lessor may at any time thereafter, in its sole discretion, with or without notice or demand and without limiting Lessor in the exercise of a right or remedy which Lessor may have by reason of such default or breach exercise any and all remedies as hereafter set forth in the following paragraph.

20.      REMEDIES IN THE EVENT OF DEFAULT.

         This Lease is subject to the limitations that if, at any time during the Lease term, an "Event of Default", as defined, shall occur, then upon such Event of Default and the expiration of the period of time prescribed in any required notice and prior to Lessee's curing an existing default, Lessor shall, at its option without additional notice to Lessee and without prejudice to any other rights and remedies hereunder or by law, have the following rights and remedies.

         A. In the event Lessee has abandoned the leased Premises, the Lease shall continue in effect unless Lessor elects to terminate Lessee's right to possession by written notice. Lessor may enforce all its rights and remedies under the Lease, including the right to recover rent as it becomes due. In no event shall Lessor's acts of maintenance or preservation of the leased Premises, or Lessor's exercise of its rights under any other Agreement between Lessor and Lessee, or the appointment of a receiver upon the initiative of Lessor to protect its interest under this Lease, be deemed to constitute a termination of Lessee's right to possession. Lessor may take whatever actions provided herein, or as permitted by law, without terminating this Lease, and this Lease shall continue in full force and effect until and only if, Lessor gives to Lessee written notice of its election to terminate this Lease.

         B. Lessor may elect, by written notice to Lessee, to terminate this Lease at any time after the occurrence of an Event of Default; and, in such event Lessor may, at Lessor's option, declare this Lease and Lessee's right to possession terminated, reenter the leased Premises, remove Lessee's property therefrom without Court Order and, at Lessee's expense, eject all persons from the property and recover damages from Lessee as hereafter provided. If re-entry is made after abandonment by Lessee, Lessor may consider any property belonging to Lessee and left on the leased Premises to have been abandoned. Lessor may utilize or dispose of such property without liability. Any such re-entry will be permitted by Lessee without hindrance; and Lessor shall not thereby be liable in damage for such re-entry or be guilty of trespass or forcible entry.

         C. At Lessee's expense, Lessor may elect to petition the First Judicial District Court of the State of Nevada for, and be entitled as a matter of right to, the appointment of a receiver who shall be vested with such powers and authority as may be necessary to fully protect all the rights herein granted to Lessor. Such receiver may take possession of any buildings, improvements, building equipment, and personal property belonging to Lessee and used in the conduct of the business then being carried on by Lessee upon the leased Premises without compensation to Lessee.

         D. In the event Lessor elects to terminate this Lease and Lessee's right to possession in accordance with Subparagraph 22.B, or the same are terminated by operation of law, Lessor may recover as damages from Lessee the following:

                  (1) The worth at the time of the award of the unpaid rent or other sums due hereunder which had been earned at the time of termination of the Lease; and

                  (2) The worth at the time of the award of the amount by which the unpaid rent and other sums due hereunder which would have been earned after the date of termination of this Lease until the time of award exceeds the amount of such loss of rent and other sums due that Lessee proves could have been reasonably avoided; and

                  (3) The worth at the time of award of the amount by which the unpaid rent and other sums due hereunder for the balance of the Lease term after the time of award exceeds the amount of loss of such rent and other sums that Lessee proves could have been reasonably avoided; and

                  (4) Any other amounts, including attorney's fees and court costs, necessary to compensate Lessor for all detriment proximately caused by Lessee's failure to perform Lessee's obligation under this Lease, or which in the ordinary course of things would be likely to result therefrom.

         E. The "worth at the time of award" of the amount referred to in Subparagraphs 22(D)(1) and (2) above, shall be computed by allowing interest at the rate of ten percent (10%) per annum. The "worth at the time of award" of the amount referred to in Subparagraph 22(D)(3) above, is computed by discounting such amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award plus one percent (1%).

         F. Efforts by Lessor to mitigate damages caused by Lessee's breach of this Lease shall not constitute a waiver of Lessor's right to recover damages under the foregoing provisions.

         G. Nothing herein affects the right of Lessor to indemnification for liability arising prior to the termination of this Lease for personal injuries or property damage as may be provided elsewhere in this Lease.

         H. The foregoing remedies of Lessor shall be cumulative, or alternative, as Lessor determines, and shall be in addition to all rights and remedies now and hereafter provided or allowed by law.

         I. No termination of this Lease shall cause a merger of the estates of Lessor and Lessee, unless Lessor so elects.

         J. An "Event of Default" hereunder shall be deemed to be any one (1) or more of the following:

     (1) If Lessee shall make an assignment for the benefit of its creditors; or

     (2) If any petition shall be filed against Lessee in any court, whether or not pursuant to any statute of the United States or of any State, if any bankruptcy, reorganization, composition, extension, arrangement, or insolvency proceedings, and Lessee shall thereafter be adjudicated bankrupt, and if such proceeding shall not be dismissed within sixty (60) days after the institution of the same, except that such time shall be extended while such proceeding is being diligently defended against by Lessee; or, if any such petition shall be so filed by Lessee; or

     (3) If Lessee shall fail to pay when due any rent due hereunder, and such failure shall continue for ten (10) days after written notice to Lessee; or

     (4) If Lessee shall fail to pay any charge or sum required hereunder, and such failure shall continue for ten (10) days after written notice to Lessee; or

     (5) If Lessee shall fail to perform or observe any other requirement of this Lease and such failure shall continue for ten (10) days after written notice to Lessee, except if Lessee has commenced and is diligently proceeding to cure the same.

21.      DEFAULT BY LESSOR.

         Lessor shall not be in default unless Lessor fails to perform obligations required of Lessor within a reasonable time, but in no event later than thirty (30) days after written notice by Lessee to Lessor and to the holder of any first mortgage or deed of trust covering the Premises whose name and address shall have theretofore been furnished to Lessee in writing, specifying wherein Lessor has failed to perform such obligation; provided, however, that if the nature of Lessor's obligation is such that more than thirty (30) days are required for performance, then Lessor shall not be in default if Lessor commences performance within such thirty (30) day period and thereafter diligently prosecutes the same to completion. In no event shall Lessee have the right to terminate this Lease as a result of Lessor's default and Lessee's remedies shall be limited to damages and/or an injunction.

22.      RECONSTRUCTION.

         In the event the Premises are damaged by fire or other perils covered by extended coverage insurance carried by Lessee pursuant to Paragraph 13, Lessor agrees to forthwith repair same upon receipt of such insurance proceeds, and this Lease shall remain in full force and effect, except that Lessee shall be entitled to a proportionate reduction of the Rent from the date of damage and while such repairs are being made, such proportionate reduction to be based upon the extent to which the damage and making of such repairs shall reasonably interfere with the business carried on by the Lessee in the Premises. If the damage is due to the fault or neglect of Lessee or its employees, there shall be no abatement of rent.

         Notwithstanding anything to the contrary contained in this Lease, Lessor shall not have any obligation whatsoever to repair, reconstruct or restore the Premises when the damage resulting from any casualty covered under this Lease occurs during the last twenty-four months of the term of this Lease or any extension thereof.

         Lessor  shall not be required to repair any injury or damage by fire or
other  cause,   or  to  make  any  repairs  or  replacements  of  any  leasehold improvements, fixtures, or other personal property of Lessee.

23.      EMINENT DOMAIN.

         If more than twenty-five percent (25%) of the Premises shall be taken or appropriated by any public or quasi-public authority under the power of eminent domain, either party hereto shall have the right, at its option, within sixty (60) days after said taking, to terminate this Lease upon thirty (30) days written notice. If either less than or more than twenty-five percent (25%) of the Premises are taken (and neither party elects to terminate as herein provided), the Rent thereafter to be paid shall be equitably reduced. In the event of any taking or appropriation whatsoever, Lessor shall be entitled to any and all awards and/or settlements which may be given and Lessee shall have no claim against Lessor for the value of any unexpired term of this Lease.

24.      PARKING AND COMMON AREAS.

         Lessee and its employees, guests and invitees shall have the exclusive use and control of all parking allowed on the Premises. Lessee may restrict parking in any lawful and reasonable manner to insure that the parking is used for the sole and exclusive benefit of Lessee, Lessee's employees, guests and invitees. Lessee shall maintain the parking lot; driveways; parking lot striping; parking lot traffic control signage; parking lot curbing and guttering and related parking lot items in reasonable condition at all times and shall engage in a periodic parking lot maintenance program to keep said items in good and proper condition. Lessee shall perform any removal of snow, mud or water necessary as a result of accumulation at Lessee's expense. Lessee shall be delegated as Lessor's agent to pursue any adjoining landowner who may improperly cause any damage to the parking lots or additional expense to Lessee related to the parking areas.

25. SIGNS. Signage and sign installation shall be in accordance with those specifications and requirements as approved periodically by Lessor, in Lessor's reasonable discretion. Current signage now on, upon and within the exterior and interior of the Premises, and replacement signage in comparable appearance and size, is deemed acceptable to Lessor and shall be deemed to satisfy the Lessor's criteria during the term of the Lease as set forth in Paragraph 3. Upon expiration or earlier termination of this Lease, Lessee shall, at its sole expense, remove all signage and repair any damage caused by such removal; provided, however, Lessee, at its option, may leave electrical connections and monument or wall sign metal holder(s).

26. REMOVAL OF BANK EQUIPMENT. At the conclusion of the Lease, Lessee, at its option, may remove the following bank equipment from the Premises:

         A.       All moveable desks, furniture, chairs, bookcases and counters.

         B. All bank equipment including the vault door, automatic cash dispensing machines, night depository drop boxes, drive thru teller equipment and safe deposit boxes and their "nests".

         C.       All security devices, security cameras, sensors and detectors.

Lessee shall repair all damage caused by the removal of such equipment, and shall patch and spot paint any holes or openings left in the exterior walls of the Premises by such removal. However, this provision shall not be construed to require Lessee to repaint the interior or exterior of the Premises or recarpet the Premises so long as only reasonable wear and tear is experienced.

27.      GENERAL PROVISIONS.

         A.       Plats and Riders.

                  Clauses, plats, riders, addendums and all exhibits referred to herein, if any are incorporated herein.

         B.       Waiver.

                  The waiver by Lessor of any term, covenant or condition herein shall not be deemed to be a waiver of such term, covenant or condition or any subsequent breach of the same or any other term, covenant or condition herein contained. The subsequent acceptance of rent hereunder by Lessor shall not be deemed to be a waiver of any preceding default by Lessee of any term, covenant or condition of this Lease, other than the failure of the Lessee to pay the particular rental so accepted, regardless of Lessor's knowledge of such preceding default at the time of the acceptance of such rent.

         C.       Marginal Headings.

                  The marginal headings and titles to the paragraphs of this Lease are not a part of the Lease and shall have no effect upon the construction or interpretation of any part hereof.

         D.       Time.

                  Time is of the essence of this Lease and each and all of its provisions in which performance is a factor.

         E.       Successors and Assigns.

                  The covenants and conditions herein contained, subject to the provisions as to assignment, apply to and bind the heirs, successors, executors, administrators and assigns of the parties hereto.

         F.       Recordation.

                  Lessee shall not record this Lease. A short form memorandum hereof may be recorded at the request of Lessor.

         G.       Quiet Possession.

                  Upon Lessee paying the rent reserved hereunder and observing and performing all of the covenants, conditions and provisions on Lessee's part to be observed and performed hereunder, Lessee shall have quiet possession of the Premises for the entire term hereof, subject to all the provisions of this Lease.

         H.       Late Charges and Return Check Fee.

                  Lessee hereby acknowledges that late payment by Lessee to Lessor of rent or other sums due hereunder will cause Lessor to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. Such costs include, but are not limited to, processing and accounting charges, and late charges which may be imposed upon Lessor by terms of any mortgage or trust deed covering the Premises. Accordingly, if any installment of rent or any sum due from Lessee shall not be received by Lessor or Lessor's designee within Ten (10) days after the rent is due, the Lessee shall pay to Lessor a late charge equal to the maximum amount permitted by law and in the absence of any governing law, ten percent of such overdue amount, plus any attorneys' fees incurred by Lessor by reason of Lessee's failure to pay rent and/or other charges when due hereunder. The parties hereby agree that such late charges represent a fair and reasonable estimate of the cost that Lessor will incur by reason of the late payment by tenant. Acceptance of such late charges by the Lessor shall in no event constitute a waiver of Lessee's default with respect to such overdue amount, nor prevent Lessor from exercising any of the other rights and remedies granted hereunder. Should a check that has been issued by Lessee to Lessor in payment of any sums due hereunder fail to clear, for whatever reason, Lessee agrees to pay Lessor a Fifteen Dollar ($15.00) return check charge fee. Lessor may, at Lessor's sole discretion and upon written or oral notice to Lessee, require Lessee to issue cashier's checks or other appropriate forms of collected funds to Lessor in payment of any sums due to Lessor by Lessee hereunder.

         I.       Prior  Agreements.

                  This Lease contains all of the agreements of the parties hereto with respect to any matter covered or mentioned in this Lease, and no prior agreements or understanding pertaining to any such matters shall be effective for any purpose. No provision of this Lease may be amended or added to except by an agreement in writing signed by the parties hereto or their respective successors in interest. This Lease shall not be effective or binding on any party until fully executed by both parties hereto.

         J.       Inability to Perform.

                  This Lease and the obligations of the Lessee hereunder shall not be affected or impaired because the Lessor is unable to fulfill any of its obligations hereunder or is delayed in doing so, if such inability or delay is caused by reason of strike, labor troubles, acts of God, or any other cause beyond the reasonable control of the Lessor.

         K.       Partial Invalidity.

                  Any provision of this Lease which shall prove to be invalid, void, or illegal shall in no way affect, impair or invalidate any other provision hereof and such other provision shall remain in full force and effect.

         L.       Cumulative Remedies.

                  No remedy or election hereunder shall be deemed exclusive but shall, whenever possible, be cumulative with all other remedies at law or in equity.

         M.       Choice of Law.

                  This Lease shall be governed by laws of the State of Nevada.

         N.       Attorneys' Fees.

                  In the event of any action or proceeding brought by either party against the other under this Lease the prevailing party shall be entitled to recover for the fees of its attorneys in such action or proceeding, including costs of appeal, if any, in such amount as the court may adjudge reasonable as attorneys' fees. In addition, should it be necessary for Lessor to employ legal counsel to enforce any of the provisions herein contained, Lessee agrees to pay all attorneys' fees and court costs reasonably incurred.

         O.       Sale of Premises by Lessor.

                  In the event of any sale of the Premises by Lessor, Lessor shall be and is hereby entirely relieved of all liability under any and all of its covenants and obligations contained in or derived from this Lease arising out of any act, occurrence or omission occurring after the consummation of such sale; and the purchaser, at such sale or any subsequent sale of the Premises shall be deemed, without any further agreement between the parties or their successors in interest or between the parties and any such purchaser, to have assumed and agreed to carry out any and all of the covenants and obligations of the Lessor under this Lease.

         P.       Subordination and Attornment.

                  Upon request of the Lessor, Lessee will in writing subordinate its rights hereunder to the lien of any mortgage or deed of trust, to any bank, insurance company or other lending institution, now or hereafter in force against the Premises, and to all advances made or hereafter to be made upon the security thereof. In the event any proceedings are brought for foreclosure, or in the event of the exercise of the power of sale under any mortgage or deed of trust made by the Lessor covering the Premises, the Lessee shall attorn to the purchaser upon any such foreclosure or sale and recognize such purchaser as the Lessor under this Lease.

         Q.       Estoppel Certificate.

                  Lessor and Lessee agree from time to time within thirty (30) days after request from the other, to deliver to the requesting party, or such party's designee, an estoppel certificate stating that this Lease is in full force and effect, the date to which rent has been paid, the unexpired portion of this Lease, and that there are no uncured defaults under the Lease by Lessor or Lessee except as specified in the certificate. Failure by the receiving party to execute and deliver such certificate shall constitute an acknowledgment by such party that the statements included are true and correct without exception. Lessor and Lessee intend that any statement delivered pursuant to this paragraph may be relied upon by any mortgagee, beneficiary, purchaser or prospective purchaser of the Premises or any interest therein. The parties agree that the obligation to furnish such estoppel certificates in a timely fashion is a material inducement for the execution of the Lease. Lessor agrees from time to time within thirty (30) days after request by Lessee to execute lien releases or other similar documents required by any equipment lender or lessor in connection with Lessee's leasing or acquisition of equipment, furniture or other personal property for use at the Premises.

         R.       Notices.

                  All notices and demands which may or are to be required or permitted to be given by either party on the other hereunder shall be in writing. All notices and demands by the Lessor to the Lessee shall be sent by United States Mail, postage prepaid, addressed to the Lessee at the Premises, and to the address hereinbelow, or to such other place as Lessee may from time to time designate in a notice to the Lessor. All notices and demands by the Lessee to the Lessor shall be sent by United States Mail, postage prepaid, addressed to the Lessor at the address set forth herein, and to such other person or place as the Lessor may from time to time designate in a notice to the Lessee.

         To Lessor at:     P.O. Box 203, Glen Ellen, CA 95442.

         To Lessee at:     P.O. Box 61000, Truckee, CA 96160-9010, Attn:
                           Facilities Manager.

         S.       Payment of Rent

                  All rent and common area expenses, including maintenance, taxes and insurance, to the extent not paid directly by Lessee as provided for hereunder, shall be paid to Lessor, addressed to the attention of Dannye A. De Lorenzo, P.O. Box 203, Glen Ellen, CA 95442, or at any other place designated in writing by Lessor.

         T.       Authority of Lessee.

                  If Lessee is a corporation, each individual executing this Lease on behalf of said corporation represents and warrants that he is duly authorized to execute and deliver this Lease on behalf of said corporation, in accordance with the bylaws of said corporation, and that this Lease is binding upon said corporation.

26.      BROKERS.

         Lessor and Lessee warrants that each has had no dealings with any real estate broker or agents in connection with the negotiation of this Lease and that he, she or it knows of no real estate broker or agent who is entitled to a commission in connection with this Lease.

     IN WITNESS WHEREOF the Lessor and the Lessee have executed this Lease as of the date first above written.

LESSEE:

SIERRAWEST BANK,
a California Banking Corporation


By: /s/David C. Broadley

Its:Chief Financial Officer


ACCEPTED AND AGREED TO:

LESSOR:


/s/Helen A. Gilman
Helen A. Gilman, an individual

HELEN A. GILMAN TRUST



By:/s/Dannye De Lorenzo, Trustee
   Dannye De Lorenzo

Its:     Trustee

lease\lease2

                                          Exhibit 11

                               SierraWest Bancorp and Subsidiary
                           Computation of Earnings Per Common Share

                        (Amounts in thousands except per share amounts)


                                                                          Three          Three            Six            Six
                                                                         Months         Months         Months         Months
                                                                          Ended          Ended          Ended          Ended
                                                                       06/30/97       06/30/96       06/30/97       06/30/96

Primary

Net income                                                             $   2,177      $     388      $   3,344      $   956
                                                                       =========      =========      =========      =======
Shares (1)
  Weighted average number of common
    shares outstanding                                                     3,527          2,801          3,302        2,766

Assuming  exercise of options
 reduced by the number of shares which could
 have been purchased with the proceeds from
 exercise of such option                                                     167            138            168          125
                                                                       ---------      ---------      ---------      -------

  Weighted average number of common
    shares outstanding as adjusted                                         3,694          2,939          3,470        2,891
                                                                       =========      =========      =========      =======

Net income per share                                                   $    0.59      $    0.13      $    0.96      $  0.33
                                                                       =========      =========      =========      =======

Assuming full dilution

Earnings                                                               $   2,177      $     388       $  3,344      $   956
Add after tax interest expense
  applicable to convertible debentures                                         0            112             35          233
                                                                       ---------      ---------       --------      -------

Net income                                                             $   2,177      $     500       $  3,379      $ 1,189
                                                                       =========      =========       ========      =======

Shares (1)
  Weighted average number of common
    shares outstanding                                                     3,527          2,801          3,302        2,766

  Assuming conversion of
    convertible debentures                                                   333            977            545        1,010

  Assuming  exercise of options reduced by the
    number of shares which could have been purchased
     with the proceeds from exercise of such options                         172            151            176          142
                                                                       ---------      ---------       --------      -------

  Weighted average number of common
    shares outstanding as adjusted                                         4,032          3,929          4,023        3,918
                                                                       =========      =========       ========      =======

Net income per share assuming full
  dilution                                                             $    0.54      $    0.13       $   0.84      $  0.30
                                                                       =========      =========       ========      =======

(1) Restated to give effect to 5% stock dividend declared in July, 1997.