Form 10-Q
period 1997-09-30
SIERRAWEST BANCORP
filed 1997-11-12
CIK 790555

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.   20549

                                 ____________________________

                                           FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

                                 _____________________________

      For the Quarter ended September 30, 1997     Commission File No. 0-15450


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.


                              Yes  X            No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 1997: Common Stock - Authorized 10,000,000 shares of no par; issued and outstanding - 4,088,659.

















                                         Page -1-

10-Q Filing
September 30, 1997

Part I.     Financial Information

Item 1.     Financial Statements

     Following are condensed consolidated financial statements for SierraWest Bancorp ("Bancorp", or together with its subsidiary, the "Company") for the reportable period ending September 30, 1997. These condensed consolidated financial statements are unaudited, however, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and results of operations of the Company in conformity with generally accepted accounting principles. The accompanying notes are an integral part of these condensed consolidated financial statements.











                                    Page -2-

                         SIERRAWEST BANCORP AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

     September 30, 1997 and December 31, 1996 (Amounts in thousands of dollars)
                                                                                   (Unaudited)

ASSETS                                                                               09/30/97                   12/31/96
------                                                                               --------                   --------
     Cash and due from banks                                                        $ 35,907                   $ 26,434
     Federal funds sold                                                               35,600                     32,200
     Investment securities                                                            60,107                     35,216
     Loans held for sale                                                              14,129                     29,489
     Loans and leases, net of allowance for
      possible loan and lease losses of $6,634
      in 1997 and $4,546 in 1996                                                     387,969                    289,331
     Other assets                                                                     41,591                     35,219
                                                                                      ------                     ------
       TOTAL ASSETS                                                                 $575,303                   $447,889
                                                                                    ========                   ========

LIABILITIES
     Deposits                                                                       $513,029                   $399,651
     Convertible debentures                                                                0                      8,520
     Other liabilities                                                                10,788                      5,802
                                                                                      ------                      -----
       TOTAL LIABILITIES                                                             523,817                    413,973
                                                                                     -------                    -------

SHAREHOLDERS' EQUITY
     Common stock                                                                     29,347                     12,291
     Retained earnings                                                                21,111                     21,654
     Unrealized gain/(loss) on available for sale
      investment securities and interest only strips
      receivable, net of tax                                                           1,028                        (29)
                                                                                       -----                        ---
       TOTAL SHAREHOLDERS' EQUITY                                                     51,486                     33,916
                                                                                      ------                     ------

     TOTAL LIABILITIES &
      SHAREHOLDERS' EQUITY                                                          $575,303                   $447,889
                                                                                    ========                   ========


The accompanying notes are an integral part of these Condensed Consolidated Statements of Condition.

                                   Page -3-

                        SIERRAWEST BANCORP AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

           For the Three and Nine Months Ended September 30, 1997 and 1996
                  (Amounts in thousands except per share amounts)


                                                            Three               Three              Nine                Nine
                                                           Months              Months             Months              Months
                                                            Ended               Ended              Ended               Ended
                                                          09/30/97            09/30/96           09/30/97            09/30/96
                                                       ---------------     ---------------    ---------------     ---------------
Interest Income:
  Interest and fees on loans
   and leases                                                  $10,231           $ 8,018            $28,501             $22,001
  Interest on federal funds
   sold                                                            773               236              1,436                 652
  Interest on investment
   securities and other assets                                     872               460              2,194               1,290
                                                                   ---               ---              -----               -----

  Total Interest Income                                         11,876             8,714             32,131              23,943
                                                                ------             -----             ------              ------

Less Interest Expense:

  Interest on deposits                                           4,587             3,075             12,277               8,363
  Interest on convertible
   debentures                                                        0               195                 60                 592
  Other interest expense                                            47                 5                133                 (42)
                                                                    --                 -                ---                 ---

Total Interest Expense                                           4,634             3,275             12,470               8,913
                                                                 -----             -----             ------               -----

Net Interest Income                                              7,242             5,439             19,661              15,030

Provision for Possible
 Loan and Lease Losses                                             540               250              1,940                 910
                                                                   ---               ---              -----                 ---

Net Interest Income After
 Provision for Possible
 Loan and Lease Losses                                           6,702             5,189             17,721              14,120

Non-interest Income                                              2,581             1,825              9,105               5,246

Non-interest Expense                                             6,042             5,472             18,139              16,302
                                                                 -----             -----             ------              ------

Income Before Provision
 for Income Taxes                                                3,241             1,542              8,687               3,064
Provision for Income Taxes                                       1,245               602              3,348               1,168
                                                                 -----               ---              -----               -----

  NET INCOME                                                   $ 1,996           $   940            $ 5,339             $ 1,896
                                                               =======           =======            =======             =======

  EARNINGS PER SHARE
   Primary                                                     $  0.47           $  0.32            $  1.47             $  0.65
   Weighted Average Shares
    Outstanding                                                  4,254             2,959              3,630               2,914
   Fully diluted                                               $  0.47           $  0.27            $  1.34             $  0.57
   Weighted Average Shares
    Outstanding                                                  4,273             3,943              4,005               3,926

   Cash Dividends Paid Per
    Share of Common Stock                                      $  0.16           $  0.15            $  0.32             $  0.30

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income.





                                   Page -4-

                         SIERRAWEST BANCORP AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                 For the Nine Months Ended September 30, 1997 and 1996
                           (Amounts in thousands of dollars)


                                                                                        Nine                          Nine
                                                                                        Months                        Months
                                                                                        Ended                          Ended
                                                                                        09/30/97                      09/30/96
                                                                                 --------------------            -----------------
Cash Flow from Operating Activities:
  Interest and fees received                                                           $  31,216                     $ 23,475
  Service charges received                                                                 1,703                        1,272
  Servicing income and interest only
   strips receivable income received                                                       4,541                        4,220
  Interest paid                                                                          (12,517)                      (8,973)
  Cash paid to suppliers and employees                                                   (16,542)                     (14,695)
  Income taxes paid                                                                       (2,460)                      (1,090)
  Government loans originated or purchased for sale                                      (35,008)                      (8,194)
  Government loans sold                                                                   66,277                          134
  Other items                                                                              1,202                          812
                                                                                           -----                          ---
   Net Cash Provided by/(Used in) Operating Activities                                 $  38,412                     $ (3,039)
                                                                                       ---------                     --------

Cash Flow From Investing Activities:
  Proceeds from:
   Maturities of investment securities-held to maturity                                    1,012                        1,015
   Maturities of investment securities-available for sale                                  6,457                       10,230
   Sales of investment securities-available for sale                                         609                        8,239
  Purchase of investment securities-available for sale                                   (28,249)                     (24,483)
  Loans and leases made net of principal collections                                     (89,046)                     (56,887)
  Change in fixed assets                                                                   1,051                       (3,701)
  Change in other assets                                                                    (411)                         458
  Acquisition of Mercantile Bank-
   Net Cash Received                                                                       7,777                            0
                                                                                           -----                            -
  Net Cash Used in Investing Activities                                                $(100,800)                    $(65,129)
                                                                                       ---------                     --------

Cash Flow from Financing Activities:
  Net increase in demand, interest bearing and
   savings accounts                                                                       51,017                       25,348
  Net increase in time deposits                                                           24,659                       40,447
  Dividend paid                                                                           (1,189)                        (805)
  Proceeds from issuance of common stock                                                     774                          157
                                                                                             ---                          ---
   Net Cash Provided by Financing Activities                                           $  75,261                       65,147
                                                                                       ---------                       ------

  Net Increase/(Decrease) in Cash and Cash Equivalents                                    12,873                       (3,021)
  Cash and Cash Equivalents at Beginning of Year                                          58,634                       39,189
                                                                                          ------                       ------
  Cash and Cash Equivalents at September 30                                            $  71,507                     $ 36,168
                                                                                       =========                     ========

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

                                     Page -5-

                          SIERRAWEST BANCORP AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

             For The Nine Months Ended September 30, 1997 and 1996 (Continued)
                          (Amounts in thousands of dollars)

                         RECONCILIATION OF NET INCOME TO NET
                          CASH USED IN OPERATING ACTIVITIES


                                                                                                 Nine                   Nine
                                                                                                Months                 Months
                                                                                                 Ended                 Ended
                                                                                               09/30/97               09/30/96
                                                                                           -----------------      ----------------
Net Income:                                                                                   $  5,339               $ 1,896

Adjustment to Reconcile Net income to Net
Cash Provided:

  Depreciation and amortization                                                                  1,138                   891
  Provision for possible loan and lease losses                                                   1,940                   910
  Provision for income taxes                                                                     3,348                 1,168
  Amortization of servicing asset and interest
   only strips receivable                                                                        1,226                     0
  Amortization of excess servicing on SBA loans                                                      0                   979
  Amortization of purchased mortgage servicing
   rights                                                                                            0                   129
  Gain on sale of loans (over)/under cash received                                              (3,369)                    0
  Amortization of premiums/discounts on loans                                                     (339)                 (358)
  Changes in assets and liabilities net of effects
   from purchase of Mercantile Bank:
   Decrease in interest payable                                                                    (47)                  (60)
   Increase in accrued expenses                                                                    925                   928
   Decrease in taxes payable                                                                    (2,460)               (1,090)
   Decrease/(increase) in loans originated for sale                                             31,269                (8,060)
   Increase in prepaid expenses                                                                    (76)                 (212)
   Other items                                                                                    (482)                 (160)
                                                                                                  ----                  ----

     Total Adjustments                                                                        $ 33,073                (4,935)
                                                                                              --------                ------

Net Cash Provided by/(Used In) Operating Activities                                           $ 38,412               $(3,039)
                                                                                              ========               =======

____________________________________________________________________
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

In 1997 and 1996, $21.0 million and $15.7 million of unguaranteed SBA loans and $0.0 and $4.3 million of guaranteed SBA loans were transferred to held for sale status.

For the nine months ended September 30, 1997 and 1996, $8.5 million and $965 thousand of convertible debentures were converted to common stock, net of $568 thousand and $73 thousand in offering costs.

On June 30, 1997, the Company issued $3.4 million of common stock in connection with the acquisition of Mercantile Bank.

On August 20, 1997, the Company issued a 5% stock dividend resulting in a transfer of approximately $4.7 million from retained earnings to common stock.

For the nine months ended September 30, 1997 and 1996, $967 thousand and $66 thousand of loans were transferred to other real estate owned.

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.




                                 Page -6-

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements
As of September 30, 1997 and December 31, 1996 and for the
Three and Nine Months Ended September 30, 1997 and
September 30, 1996

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in a condensed format and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. Earnings per share data has been restated for the effect of the 5% stock dividend issued in August, 1997.

2. COMMITMENTS & CONTINGENT LIABILITIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.


3. SERVICING ASSETS

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In accordance with the accounting standards provided by this statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

On January 1, 1997, under provisions of SFAS 125, the Company recognized servicing assets of $2.2 million. In addition, excess servicing assets of $12.2 million recognized on SBA loan sales made before January 1,1997 and mortgage servicing rights of $601 thousand were reclassified to interest only strips receivable. The fair value of the Company's interest only strips receivable at September 30, 1997 was $17.4 million. Interest only strips receivable are classified as other assets available for sale and are carried at fair value. The servicing asset is carried at cost, less any required valuation allowance and is classified as an other asset. The servicing asset is amortized over the expected remaining life. The Company's amortization of the servicing asset during the nine months ended September 30, 1997 was $153 thousand. The fair value of the Company's servicing asset at September 30, 1997 based on the current quoted market prices for similar instruments was estimated at $2.1 million. The carrying value at this same date was also $2.1 million.

4. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

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

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.49 and $0.33 for the quarters ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, basic EPS would have been $1.55 and $0.68, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.


                               Page -7-

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements
As of September 30, 1997 and December 31, 1996 and for the
Three and Nine Months Ended September 30, 1997 and
September 30, 1996


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

6. RESTRUCTURING

During the first quarter of 1997, the Company engaged an outside consulting firm to assist in identifying opportunities to reduce operating expenses and to recommend more efficient methods of operating. Although this engagement is ongoing, an accrual of $452 thousand was made during the nine months ended September 30, 1997, representing Management's estimate of the cost of salaries and benefits payable to terminated employees. This amount was charged to sundry losses. The actual amount of these termination costs paid out through September 30, 1997 was $292 thousand. There were 28 positions eliminated in connection with this reorganization, primarily in the areas of loan production and loan operations, but not exclusively limited to a specific level or department.

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

Mercantile, a business bank primarily servicing the commercial and real estate industries, had total assets of $43 million and total equity of $5 million at the date of the merger. The carrying value of Mercantile's assets and liabilities at June 30, 1997 was not materially different than the fair market value at that date. SWB recorded intangible assets of $1,072 thousand in goodwill and a core deposit intangible ("CDI") of $737 thousand. The Company is amortizing the goodwill over a period of fifteen years and the CDI over five years, both on a straight-line basis.



                                  Page -8-

                       SIERRAWEST BANCORP AND SUBSIDIARY

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

Total assets increased by $127.4 million from $447.9 million at December 31, 1996, to $575.3 million at September 30, 1997. This increase included increases of $83.3 million in loans and loans held for sale, net of the allowance for possible loan and lease losses, $24.9 million in investment securities, $9.5 million in cash and due from banks, $6.3 million in other assets and $3.4 million in federal funds sold. Of the Company's total investment securities, $34.5 million were pledged at September 30, 1997.

The following table summarizes the Company's deposit and loan portfolios as of September 30, 1997, and December 31, 1996 (in thousands).

Deposits:                                                                  09/30/97                12/31/96         Change
Non-interest bearing demand............                                    $112,538                $ 80,525        $ 32,013
Savings................................                                      13,351                  13,289              62
Interest bearing transaction accounts..                                     162,465                 120,417          42,048
Time...................................                                     224,675                 185,420          39,255
                                                                            -------                 -------          ------
  TOTAL DEPOSITS.......................                                    $513,029                $399,651        $113,378
                                                                           ========                ========        ========


Loans:

                                                                           09/30/97                12/31/96         Change

SBA....................................                                    $147,162                $146,266        $    896
Other Commercial.......................                                      80,632                  57,668          22,964
Real Estate............................                                     160,764                 104,323          56,441
Individual and Other...................                                       6,616                   6,824            (208)
Lease Receivables......................                                      16,375                   9,994           6,381
                                                                             ------                   -----           -----

SUBTOTAL...............................                                     411,549                 325,075          86,474
Net deferred loan fees/costs and
 unearned income on leases.............                                      (2,817)                 (1,709)         (1,108)
                                                                             ------                  ------          ------
  TOTAL GROSS LOANS AND LEASES.........                                    $408,732                $323,366         $85,366
                                                                           ========                ========         =======



                                    Page -9-

Included at September 30, 1997 are SBA and Business and Industry ("B & I") loans held for sale of $12.9 million and $1.2 million, respectively.

Loans held for sale decreased $15.4 million, primarily due to the Company's completion of its first securitization of unguaranteed portions of SBA 7(a) loans in June, 1997. Loans included in the sale were $51.4 million. Partially offsetting the decrease in SBA loans through the securitization was growth in the SBA loan portfolio of $25.0 million during the third quarter. New SBA loan production offices were opened during the quarter in Portland, Oregon and Knoxville and Chattanooga, Tennessee. The Company intends to continue expansion of its SBA operations into other states.

Other loans increased as the result of the June acquisition of Mercantile Bank and the efforts of existing branches. Total loans at the downtown Sacramento Capitol Mall branch which was formerly Mercantile Bank were $24.8 million at September 30, 1997, down from $26.9 million at acquisition. Total loans at the Company's main Sacramento branch and its northern Nevada branches increased by $27.9 million and $14.3 million, respectively, during the first nine months of 1997.

The Company is planning a securitization of SBA 504 and similar loans in 1998. These loans will be transferred to held for sale status once they are identified.

The increase in deposits is also primarily attributable to the acquisition and growth in our larger branches. Deposits at the Capitol Mall branch were $41.6 million at September 30, 1997, up from $37.7 million at June 30, 1997. Total deposits at the Company's main Sacramento branch and its northern Nevada branches increased by $29.8 million and $44.1 million, respectively, in the nine months ended September 30, 1997. During the same period, out-of-area certificates of deposit decreased by $24.8 million, as the proceeds of the securitization were partially used to reduce the Company's reliance on these funds.

The Company maintains an investment portfolio primarily for liquidity purposes. Cash and due from banks, federal funds sold and unpledged investment securities were 18.9% of total deposits at September 30, 1997 versus 21.0% at December 31, 1996. Both of these ratios are within management guidelines for liquidity.

Effective January 1, 1997, upon implementation of SFAS 125, the Company's excess servicing receivable and purchased servicing rights were reclassified as a servicing asset for that portion of the receivables that did not exceed contractually specified servicing fees and interest only strips receivable for the portion which exceeds contractually specified servicing fees. The amortized book value of the servicing asset was $2.1 million at September 30, 1997. The interest only strips receivable are measured like available-for-sale investments in debt securities under SFAS 115. Included in other assets at September 30, 1997 are interest only strips receivable with an estimated market value of $17.4 million. This includes an unrealized gain of $1.2 million.

The Company sold its real property in Carson City, Nevada on July 30, 1997. The property is being leased back for the Company's Carson City branch for an initial term of thirteen years at an annual rate of $134 thousand for the first five years and increasing thereafter. The gain on the sale was $164 thousand, which has been deferred and is being amortized as a reduction of future rental expense.

At September 30, 1997, the unrealized gain on interest only strips receivable and investment securities available for sale, net of the related tax effect, included $701 thousand related to the market value adjustment of the interest only strips receivable. In addition, this balance included an unrealized loss of $11 thousand related to mutual fund investments and an unrealized gain of $338 thousand related to other investment securities.

Bancorp paid cash dividends of sixteen cents per share in March and September 1997. A 5% stock dividend was paid in August 1997. During the nine months ended September 30, 1997, $8.5 million of the Bancorp's 8 1/2% convertible debentures were converted into 852 thousand shares of common stock and had the effect of reducing the Company's interest expense. This represented the balance of debentures outstanding.


                                  Page -10-

RESULTS OF OPERATIONS (Nine Months Ended September 30, 1997 and 1996)

Net income for the nine months ended September 30, 1997 increased by $3,443 thousand or 181.6% from $1,896 thousand for the nine months ended September 30, 1996 to $5,339 thousand during the current nine month period. Net interest income increased by $4,631 thousand and non-interest income increased by $3,859 thousand. The positive effect of these items on net income was partially offset by an increase of $1,030 thousand in the provision for possible loan and lease losses, a $1,837 thousand increase in other operating expenses and a $2,180 thousand increase in the provision for income taxes.

Net Interest Income

The yield on average interest earning assets for the nine months ended September 30, 1997 was 5.82%. This compares to 6.25% for the first nine months of 1996. The decrease reflects a reduction in the percentage of average loans to average interest-earning assets from 85.1% in 1996 to 80.7% in 1997. In addition, the Company has experienced a decline in its loan yields while the cost of its deposits has increased.

Yields and interest earned on loans, including loan fees for the nine months ended September 30, 1997 and 1996, were as follows (in thousands except percent amounts):

                                                                                   Nine                 Nine
                                                                                  Months               Months
                                                                                   Ended               Ended
                                                                                 09/30/97             09/30/96
                                                                              ---------------     ----------------
Average loans outstanding (1)                                                        $364,223             $272,826
Average yields                                                                          10.5%                10.8%
Amount of interest and origination fees earned                                       $ 28,501             $ 22,001

(1)  Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $849 thousand and $858 thousand for the nine months ended September 30, 1997 and 1996, yields on average loans outstanding were 10.2% and 10.4%, respectively. The prime rate (upon which a large portion of the Company's loan portfolio is based), averaged 8.4% for the 1997 period and 8.3% for the 1996 period. The Company has been aggressive in growing its loan portfolio and has encountered price competition in its service areas, particularly the Sacramento and Reno markets. There is strong competition in these markets for larger, higher quality loans, and the decrease in loan yields reflects this.

Rates and amounts paid on average deposits including non-interest bearing deposits for the nine months ended September 30, 1997 and 1996 were as follows (in thousands except percent amount):

                                                                                   Nine                Nine
                                                                                  Months              Months
                                                                                   Ended               Ended
                                                                                 09/30/97            09/30/96
                                                                              ---------------     ---------------
Average deposits outstanding (1)                                                     $453,459            $321,348
Average rates paid                                                                       3.6%                3.5%
Amount of interest paid or accrued                                                    $12,277             $ 8,363

(1) Amounts outstanding are the average of daily balances for the periods.

The Company has experienced an increase in its overall cost of deposits from 3.5% for the nine months ended September 30, 1996 to 3.6% in the current period. Rates paid on interest- bearing transaction accounts and time deposits have all increased as compared to the 1996 period. These increases are primarily related to market conditions in the Company's service area and are consistent with the increase in rates in general during the comparison periods. Average time deposits were 46.0% and 46.1% of average total deposits for the nine months ended September 30, 1997 and 1996, respectively.



                                Page -11-

The effective interest rate paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the first nine months of 1997 and 1996 were as follows:

                                              1997                                                   1996
                       -----------------------------------------------------  -----------------------------------------------------
                                             MONEY                                                   MONEY
                            NOW              MARKET             TIME                  NOW            MARKET             TIME
                       -----------------  ----------------  ----------------  ----------------- ----------------- -----------------
Average Balance
(in thousands)(1)         $52,841          $ 87,412          $208,635              $ 42,413          $ 56,612          $148,263
Rate Paid                    1.4%              3.8%              5.8%                  1.2%              3.4%              5.7%

(1) Amounts outstanding are the average of daily balances for the periods.

Provision for Possible Loan and Lease Losses

In evaluating the Company's allowance for possible loan and lease losses, management considers the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio which includes SBA loans and local commercial loans. From inception of its SBA lending program in 1983, the Company has sustained a relatively low level of losses from these loans, averaging less than 0.5% of loans outstanding per year. Net losses in 1995 for these loans were $575 thousand. During 1996, net losses in the SBA loan portfolio decreased to $27 thousand. For the first nine months of 1997, loan losses, net of recoveries, totaled $508 thousand.

Most of the Company's other commercial loan losses have been for loans to businesses within the Tahoe basin area and in its Nevada operations. The Company believes that it has taken steps to minimize its commercial loan losses, including centralization of lending approval and processing functions. It is important for the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. The Company also attempts to mitigate the risk inherent in these loans through the loan review and approval process.

The provision for possible loan and lease losses was $1,940 thousand and $910 thousand for the first nine months of 1997 and 1996, respectively. The provision in both years includes the effect of growth in the loan portfolio. Unguaranteed loans increased $72.0 million and $53.1 million in the first nine months of 1997 and 1996, respectively. The 1997 increase is after the securitization and sale of $51.4 million of unguaranteed portions of SBA loans. The increase in provision in 1997 includes additional amounts to compensate for net loan losses of $716 thousand and reflects revised estimates of potential losses primarily related to two large loans with a combined reserve of $345 thousand.

The allowance for possible loan and lease losses as a percentage of loans and leases was 1.62% at September 30, 1997, 1.41% at December 31, 1996 and 1.50% at September 30, 1996. Net charge-offs for the nine months ended September 30, 1997 and 1996 were $716 thousand and $178 thousand, respectively. The increase of 0.21% in the allowance for possible loan and lease losses as a percentage of loans from December includes .12% related to the acquisition of Mercantile Bank. Guaranteed portions of loans were $52.0 million and $42.1 million at September 30, 1997 and 1996, respectively. The Company continues to monitor its exposure to loan losses each quarter and will adjust its level of provision in the future to reflect changing circumstances. The Company expects that its existing allowance for possible loan and lease losses will be adequate to provide for any additional losses.

Of total gross loans and leases at September 30, 1997, $6.1 million were considered to be impaired. The allowance for possible loan and lease losses included $710 thousand related to these loans. The average recorded investment in impaired loans during the nine months ended September 30, 1997 was $5.4 million.



                                Page -12-

The following table sets forth the ratio of nonaccrual loans to total loans, the allowance for possible loan and lease losses to nonaccrual loans and the ratio of the allowance for possible loan and lease losses to total loans and leases, as of the dates indicated.

                                                              September 30                             December 31
                                                      -----------------------------    --------------------------------------------
                                                            1997           1996              1996           1995           1994
                                                      -------------- --------------    -------------- -------------- --------------
Nonaccrual loans to total loans                             1.5%           1.9%              1.7%           2.3%         1.4%
Allowance for possible loan and lease
 losses to nonaccrual loans                               108.0%          79.7%             84.8%          70.2%         142.9%
Allowance for possible loan and lease
 losses to total loans                                      1.6%           1.5%              1.4%           1.6%           2.1%

If the guaranteed portions of loans on nonaccrual status, which total $1.7 million, are excluded from the calculations, the ratio of nonaccrual loans to total loans and leases at September 30, 1997 declines to 1.2% and the allowance for possible loan and lease losses to nonaccrual loans increases to 133.7%.

At September 30, 1996, excluding the guaranteed portions of loans on nonaccrual, these same percentages are 1.2% and 120.7%, respectively.

The following table sets forth the amount of the Company's nonperforming loans as of the dates indicated (amounts in thousands).

                                                              September 30                             December 31
                                                      ----------------------------     --------------------------------------------

                                                           1997           1996              1996           1995            1994
                                                      -------------  -------------     -------------  -------------  --------------
Nonaccrual loans:

 SBA.............................                           $4,968         $5,484            $4,985         $5,351          $2,423
 Other...........................                            1,176            261               378            125              59

Accruing loans past due 90
 days or more:

 SBA.............................                              342          1,037             1,071            816           1,754
 Other...........................                              561          1,049             1,061            207               9

Restructured loans (in
 compliance with modified terms)                               801            140               275             78             194

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

Although the level of nonperforming assets will depend on the future economic environment, as of October 31, 1997, in addition to the assets disclosed in the above chart, management of the Company has identified approximately $123 thousand in potential problem loans about which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

Interest income on nonaccrual loans which would have been recognized if all such loans had been current in accordance with their original terms totaled $566 thousand for the nine months ended September 30, 1997. Interest income actually recognized on nonaccrual loans


                                 Page -13-
for the nine months ended September 30, 1997 was $286 thousand.

The following table shows the loans outstanding, actual charge-offs, recoveries on loans previously charged off, the allowance for possible loan and lease losses and net loans charged off to average loans outstanding during the periods and as of the dates indicated (amounts in thousands except percentage amounts).

                                                   September 30                                   December 31
                                        -----------------------------------     ---------------------------------------------------

                                              1997               1996                1996                1995              1994
                                        ----------------    ---------------     ---------------     ---------------    ------------
Average loans..................            $364,223           $272,826            $284,487            $203,231            $166,366

Total gross loans at end of
 period........................             408,733            305,161             323,366             239,969             172,939

Allowance for possible loan and
 lease losses: Balance
 beginning of period...........            $  4,546           $  3,845             $ 3,845             $ 3,546             $ 3,472
                                           --------           --------             -------             -------             -------


Actual charge-offs:

  SBA..........................                 561                 84                 114                 595                 447

  Commercial and industrial....                 299                312                 337                 350                 467

  Leases.......................                  14                  0                  84                   0                   0

  Real estate..................                   0                  0                   0                  40                  60

  Installment..................                  59                 25                  58                  40                 101
                                                 --                 --                  --                  --                 ---

    Total......................                 933                421                 593               1,025               1,075
                                                ---                ---                 ---               -----               -----

Less recoveries:

  SBA..........................                 53                 68                  87                  20                  74

  Commercial and industrial....                109                165                 182                  26                 187

  Leases.......................                  6                  0                   0                   0                   0

  Real estate..................                  0                  0                   0                   0                   0

  Installment..................                 49                 10                  15                   8                   3
                                                --                 --                  --                   -                   -

    Total......................                217                243                 284                  54                 264
                                               ---                ---                 ---                  --                 ---

Net charge-offs................                716                178                 309                 971                 811

Provision for possible loan and
 lease losses..................              1,940                910               1,010               1,270                 885
                                             -----                ---               -----               -----                 ---

 Subtotal......................              5,770              4,577               4,546               3,845               3,546
                                             -----              -----               -----               -----               -----

Acquisition of Mercantile Bank                 864                  0                   0                   0                   0
                                               ---                  -                   -                   -                   -

Balance-end of period..........           $  6,634           $  4,577            $  4,546            $  3,845            $  3,546
                                          ========           ========            ========            ========            ========

Net loans charged off to
 average loans outstanding (1).              0.26%              0.09%               0.11%               0.48%               0.49%

(1) Percentages for the nine months are based on annualized net charge-offs.


                                    Page -14-

The following table sets forth management's historical allocation of the allowance for possible loan and lease losses by loan category and percentage of loans in each category. Percentage amounts are the percentage of loans in each category to total loans at the dates indicated (in thousands except percentage amounts).

                                                                      December 31,
                       ------------------------------------------------------------------------------------------------------------
                                   1996                                  1995                                  1994
                       ----------------------------------    ----------------------------------    --------------------------------
                                             Percent-                              Percent-                              Percent-
                           Amount               age              Amount              age               Amount              age
                       ---------------    ---------------    --------------     ---------------    --------------     -------------
SBA loans.............     $1,561               45%             $ 1,468               49%             $ 2,372             56%
Commercial and
 industrial loans(2)..      1,720               21                1,592               24                  627             18
Real estate loans.....      1,010               30                  564               23                  366             21
Consumer loans to
 individuals(1).......        255                4                  221                4                  181              5
                              ---                -                  ---                -                  ---              -
  Total...............    $ 4,546              100%             $ 3,845              100%             $ 3,546            100%
                          =======              ===              =======              ===              =======            ===



                                                                   September 30,
                                     ------------------------------------------------------------------------
                                                    1997                                  1996
                                     ----------------------------------    ----------------------------------
                                                           Percent-                              Percent-
                                         Amount               age              Amount               age
                                     --------------     ---------------    ---------------    ---------------
SBA loans.............                  $ 1,963                  36%            $ 1,732             48%
Commercial and
 industrial loans(2)..                    2,756                  23               1,992             31
Real estate loans.....                    1,532                  38                 559             18
Consumer loans to
 individuals(1).......                      383                   3                 294              3
                                            ---                   -                 ---              -
  Total...............                  $ 6,634                 100%            $ 4,577            100%
                                        =======                 ===             =======            ===

___________________________________
(1) Includes equity lines of credit
(2) Includes commercial leases

In allocating the Company's allowance for possible loan and lease losses, management has considered the credit risk in the various loan categories in its portfolio. While every effort has been made to allocate the reserve to specific categories of loans, management believes that any breakdown or allocation of the loan loss reserve into loan categories lends an appearance of exactness which does not exist, in that the reserve is utilized as a single unallocated reserve available for losses on all types of loans.

Non-interest Income

Non-interest income increased $3,859 thousand during the first nine months of 1997 compared to the previous year's first nine months.

Included in 1997 is a gain of approximately $2.6 million generated from the sale and securitization of unguaranteed portions of SBA loans.

The net gain on the sale of government guaranteed loans increased from a loss of $22 thousand during the first nine months of 1996 to $342 thousand in 1997 for the nine months ended September 30, 1997. Sales of government guaranteed loans were $14,936 thousand in 1997


                                  Page -15-
compared to $134 thousand in 1996. Of these sales, $9,176 thousand were related to the sale of "B & I" loans and $5,760 thousand were related to the sale of SBA 7(a) loans. Because B&I loans tend to have a lower yield than SBA loans, the Company intends to sell the government guaranteed portion of the B&I loans it originates. SBA loan sales were made in 1997 to reduce industry concentrations and to facilitate the securitization.

Income related to the Company's servicing assets and interest only strips receivable, net of the amortization of these assets, increased by $203 thousand from $3,112 thousand during the first nine months of 1996 to $3,315 for the nine months ended September 30, 1997. This increase results from the securitization in June 1997, which contributed $499 thousand to the increase. Partially offsetting the effect of the securitization were normal payments on existing loans, including amortization and prepayments.

Service charge income increased by $431 thousand during the comparison periods. This resulted from an increase in demand deposits and a change in the structure of service charges effective February 1, 1997.

In the first nine months of 1997, the Company incurred a loss of $80 thousand on the sale of securities, primarily mutual fund shares. This compares to an $8 thousand loss on the sale of securities in 1996.

Non-interest Expense

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the first nine months of 1997 and 1996 (in thousands except percentage amounts):

Nine Months                       Salaries &     Occupancy &   Other
Ended            Average           Related       Equipment     Operating
September 30      Assets (1)      Benefits (2)    Expenses     Expenses
______________________________________________________________________

1997          $ 508,358             2.5%            0.8%         1.3%
1996          $ 366,612             3.1%            0.9%         1.7%

(1)    Based on average daily balances.

(2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages are 2.7% and 3.3% for 1997 and 1996, respectively.




                                Page -16-

The following table summarizes the principal elements of operating expenses and discloses the changes and percent of changes for the nine months ended September 30, 1997 and 1996 (amounts in thousands except percentage amounts):


                                                                   Nine months ended                      Increase (decrease)
                                                                     September 30                            1997 over 1996
                                                               ------------------------------     -------------------------------
                                                                                                                      Percent-
                                                                    1997              1996             Amount            age
                                                               --------------- --------------     ---------------   -------------
Salaries and related benefits...........                         $10,077             $ 9,076            $1,001          11.0%
Occupancy and equipment.................                           3,085               2,575               510          19.8
Insurance...............................                             178                 183                (5)         (2.7)
Postage.................................                             255                 254                 1           0.4
Stationery and supplies.................                             284                 278                 6           2.2
Telephone...............................                             318                 272                46          16.9
Advertising.............................                             503                 345               158          45.8
Legal...................................                             109                 462              (353)        (76.4)
Consulting..............................                             708                 428               280          65.4
Audit and accounting fees...............                             116                 116                 0           0.0
Directors' fees and expenses............                             335                 331                 4           1.2
Other real estate owned.................                              54                  56                (2)         (3.6)
Sundry losses...........................                             703                 688                15           2.2
Other...................................                           1,414               1,238               176          14.2
                                                                   -----               -----               ---
                                                                 $18,139             $16,302            $1,837          11.3%
                                                                 =======             =======            ======

The increase in salaries and benefits includes an increase of $719 thousand in commission and incentive expense, resulting from several factors. SBA and B&I loan volume increased in 1997, and commission expense related to these loans increased by approximately $302 thousand. In 1997, the Company expanded its commission program to increase the benefits available to loan officers and business development officers, yielding an increase of $298 thousand through September 30, 1997. Incentives of $74 thousand were incurred in 1997 as a result of the securitization. Salaries and benefits include an accrual of $374 thousand and $195 thousand for incentive payments to the Company's senior management for the nine month periods in 1997 and 1996, respectively. Base wages plus overtime increased by just $100 thousand during the comparison periods. The rise in occupancy and equipment is primarily attributable to maintenance and repair costs on an expanded computer hardware and data communications network, as well as depreciation on an increased base of fixed assets. Specifically, $283 thousand relates to the acquisition of Mercantile Bank and expansion of our branches in Reno and Carson City, Nevada. Included in advertising expense is the cost of printing new product brochures totaling approximately $50 thousand. In addition, the 1996 expense reflects a reversal of an overaccrual. Legal fees incurred in 1996 related primarily to two litigation matters. One matter was resolved in the Company's favor, and the other is ongoing and relates to a property acquired by the Company through foreclosure.

During the first quarter of 1997 the Company engaged an outside consulting firm to assist in identifying opportunities to reduce operating expenses and to recommend more efficient methods of operating. The increase in consulting costs is primarily related to this engagement. Total cost of this engagement is expected to be approximately $600 thousand, of which $430 thousand is included in consulting expense for the nine months ended September 30, 1997. As a result of this ongoing engagement, sundry losses in 1997 reflect an accrual of $452 thousand for the estimated salaries and benefits payable related to a reduction in staffing. Sundry losses in 1996 included a charge of $352 thousand related to a reduction in staffing, $114 thousand related to a servicing error on an SBA loan and $70 thousand associated with a litigation matter.

Provision for Income Taxes

Provision for income taxes has been made at the prevailing statutory rates and includes the effect of items which are classified as permanent differences for federal and state income tax. The provision for income taxes was $3,348 thousand and $1,168 thousand for the nine months ended September 30, 1997 and 1996, respectively, representing 38.5% and 38.1% of income before taxation for the respective periods.


                                Page -17-

Results of Operations (Three months ended September 30, 1997 and 1996)

Net income increased by $1,056 thousand from $940 thousand for the three months ended September 30, 1996 to $1,996 thousand for the current quarter. The increase included a $1,803 thousand increase in net interest income and a $756 thousand increase in non-interest income. These items were partially offset by increases of $290 thousand in the provision for loan and lease losses, $570 thousand in non-interest expense and $643 thousand in the provision for income taxes.

Net Interest Income

The yield on net interest-earning assets decreased from 6.21% during the third quarter of 1996 to 5.69% during the three months ended September 30, 1997. This decrease in yield was offset by an increase of 45.0% in average interest-earning assets. Average interest-earning assets totaled $505 million during the 1997 quarter and $348 million during the third quarter of 1996. As in the nine month comparison, yield was negatively affected by a decrease in loans as a percentage of interest-earning assets, a decrease in loan yields and an increase in the cost of deposits.

Yields and interest earned on loans, including loan fees for the three months ended September 30, 1997 and 1996 were as follows (in thousands except percent amounts):

                                                    Three                Three
                                                   Months               Months
                                                    Ended                Ended
                                                  09/30/97            09/30/96
                                                ------------         ----------
Average loans outstanding (1)                     $389,858             $297,294
Average yields                                       10.4%                10.7%
Amount of interest and origination fees earned    $ 10,231              $ 8,018

(1)  Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $336 thousand and $366 thousand for the three months ended September 30, 1997 and 1996, respectively, yields on average loans outstanding were 10.1% and 10.2%. The prime rate (upon which a large portion of the Company's loan portfolio is based) was 8.5% for the 1997 quarter and 8.25% for the 1996 quarter. This increase in the prime rate was offset by increased competitive pressures in loan acquisition.

Rates and amounts paid on average deposits, including non-interest bearing deposits for the three months ended September 30, 1997 and 1996, were as follows (in thousands except percent amounts):

                                                    Three                Three
                                                   Months               Months
                                                    Ended                Ended
                                                  09/30/97             09/30/96
                                               --------------      -------------
Average deposits outstanding (1)                  $507,236             $350,698
Average rate paid                                     3.6%                 3.5%
Amount of interest paid or accrued                $ 4,587              $ 3,075

(1)  Amounts outstanding are the average of daily balances for the periods.

The effective interest rates paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the third quarter of 1997 and 1996 were as follows (in thousands except percent amounts):


                                              1997                                                    1996
                       --------------------------------------------------        --------------------------------------------------
                                            MONEY                                                    MONEY
                            NOW             MARKET             TIME                   NOW            MARKET             TIME
                       --------------  ----------------  ----------------        -------------- ----------------- -----------------
Average Balance (1)      $57,038          $100,502          $227,206               $46,445            60,155           $163,004
Average Rate Paid           1.4%              3.9%              5.8%                  1.2%              3.6%               5.7%

(1) Amounts outstanding are the average of daily balances for the periods.

                                          Page -18-

The Company prices its deposits consistent with market conditions in its service areas.

Time certificates of deposit represented 44.8% of average deposits during the third quarter of 1997 and 46.5% during the 1996 quarter. This decrease resulted from a decrease in average out-of-area time deposits from 13.5% of average total deposits for the third quarter of 1996 to 6.4% for the current quarter.

Provision for Possible Loan and Lease Losses

A detailed comparison analysis of the Company's non-performing loans and charge-off history is reported in the nine month discussion. The provision recorded during the third quarter of 1997 reflects the $25.0 million in growth in unguaranteed loans during the quarter.

Non-interest Income

Net servicing income increased from $1,001 thousand during the third quarter of 1996 to $1,401 thousand in the current quarter due to the securitization. Service charges increased $137 thousand as compared to the 1996 quarter. Sundry recoveries included an insurance settlement of $131 thousand in 1997.

Non-interest Expense

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the third quarter of 1997 and 1996 (in thousands except percentage amounts):

Three Months                                          Salaries &                   Occupancy &              Other
Ended                       Average                   Related                      Equipment                Operating
September 30                Assets (1)                Benefits (2)                 Expenses                 Expenses
------------------------    ----------------------    -------------------------    ------------------       ---------------

1997                        570,735                    2.2%                          0.7%                     1.1%
1996                        396,253                    2.9%                          0.9%                     1.5%

  (1) Based on average daily balances.
  (2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages are 2.3% and 3.2% for 1997 and 1996, respectively.

The following table summarizes the principal elements of operating expenses and discloses the changes and percent of changes for the three months ended September 30, 1997 and 1996 (amounts in thousands except percentage amounts):

                                                                           Three Months                         Increase
                                                                              Ended                            (decrease)
                                                                           September 30                      1997 over 1996
                                                                  ------------------------------    -------------------------------
                                                                                                                         Percent-
                                                                      1997             1996            Amount               age
                                                                  ------------     -------------    -------------     -------------
Salaries and related benefits...........                            $3,358            $3,145            $ 213                 6.8%
Occupancy and equipment.................                             1,062               864              198                22.9
Insurance...............................                                69                65                4                 6.2
Postage.................................                                71               100              (29)              (29.0)
Stationery and supplies.................                                82               107              (25)              (23.4)
Telephone...............................                               103                93               10                10.8
Advertising.............................                               157                53              104               196.2
Legal...................................                                51               154             (103)              (66.9)
Consulting..............................                               286               100              186               186.0
Directors' fees and expenses............                               154               103               51                49.5
Sundry losses...........................                                98               177              (79)              (44.6)
Other...................................                               551               511               40                 7.8
                                                                       ---               ---               --                 ---
                                                                    $6,042            $5,472            $ 570                10.4%
                                                                    ======            ======            =====                ====


                                   Page -19-

For a discussion of the changes in occupancy and equipment, see the nine month review of non- interest expense. The change in salaries and benefits includes an increase in commissions and incentives of $251 thousand and a decrease in base salaries and overtime of $88 thousand. The changes in the commission structure are discussed in the nine month review. Advertising expense in 1996 reflects a reversal of an overaccrual. Consulting costs in the third quarter of 1997 included $173 thousand related to our ongoing engagement with an outside consulting firm discussed in the nine month review.

Provision for Income Taxes

The provision for income taxes was $1,245 thousand and $602 thousand for the three months ended September 30, 1997 and 1996, respectively, representing 38.4% and 39.0% of income before taxation for the respective periods.



                              Page -20-

SierraWest Bancorp
10-Q Filing
September 30, 1997

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

A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board but is being drafted by a consultant. As a result of the discovery of the contamination, two civil lawsuits were instituted against the Bank and other prior owners by the current owner of the property, Rainbow Holding Company, who is also the Bank's borrower. One of the actions, the state court matter, was dismissed by agreement of the parties. The other matter, filed in the summer of 1995 in the U. S. District Court, Eastern District of California, is in mediation. Informal mediation has taken place during the summer of 1997. Formal mediation is expected to begin in mid-November, 1997 and to be concluded by the end of the year.

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

Item 5.  Other Information.  Not applicable.





                                   Page -21-

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

         11.     Statement regarding computation of per share earnings.

         (b)     Reports on Form 8-K.

                 There were no reports on Form 8-K filed for the quarter ended September 30, 1997.


                                      Page -22-

10-Q Filing
September 30, 1997








                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





       November 12, 1997                   /s/William T. Fike
Date: _______________________              ____________________________________
                                           William T. Fike
                                           President, Chief Executive Officer






       November 12, 1997                   /s/Richard Belstock
Date: _______________________              ____________________________________
                                           Richard Belstock
                                           Senior Vice President/
                                           Chief Accounting Officer














                                  Page -23-

                                 EXHIBIT 11

                       SIERRAWEST BANCORP AND SUBSIDIARY
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                                  (Unaudited)
                 (Amounts in thousands except per share amounts)


                                                            Three               Three              Nine                Nine
                                                           Months              Months             Months              Months
                                                            Ended               Ended              Ended               Ended
                                                          09/30/97            09/30/96           09/30/97            09/30/96
                                                       ---------------     ---------------    ---------------     ---------------
Primary

Net income                                                  $ 1,996            $    940           $ 5,339             $ 1,896
                                                            =======            ========           =======             =======
Shares(1)
  Weighted average number of
    common shares outstanding                                 4,068               2,825             3,456               2,786

Assuming exercise of options
  reduced by the number of
  shares which could have been
  purchased with the proceeds
  from exercise of such option                                  186                 134               174                 128
                                                                ---                 ---               ---                 ---

Weighted average number of
  common shares outstanding as
  adjusted                                                    4,254               2,959             3,630               2,914
                                                              =====               =====             =====               =====

Net income per share                                        $  0.47            $   0.32           $  1.47             $  0.65
                                                            =======            ========           =======             =======

Assuming full dilution

Earnings                                                    $ 1,996            $    940           $ 5,339             $ 1,896
Add after tax interest expense
 applicable to convertible
 debentures                                                       0                 114                35                 348
                                                                  -                 ---                --                 ---

Net income                                                  $ 1,996            $  1,054           $ 5,374             $ 2,244
                                                            =======            ========           =======             =======

Shares(1)
  Weighted average number of
    common shares outstanding                                 4,068               2,825             3,456               2,786

Assuming conversion of
  convertible debentures                                          0                 964               364                 995

Assuming exercise of options
  reduced by the number of
  shares which could have been
  purchased with the proceeds
  from exercise of such options                                 205                 154               185                 145
                                                                ---                 ---               ---                 ---

Weighted average number of
  common shares outstanding as
  adjusted                                                    4,273               3,943             4,005               3,926
                                                              =====               =====             =====               =====

Net income per share assuming
  full dilution                                             $  0.47            $   0.27           $  1.34             $  0.57
                                                            =======            ========           =======             =======


(1) Restated to give effect to 5% stock dividend issued in August, 1997.


                                     Page -24-