Form 10-K
period 1997-12-31
SIERRAWEST BANCORP
filed 1998-03-27
CIK 790555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C.   20549

                                        FORM 10-K

                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997         Commission File No. 0-15450

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

Registrant's telephone number, including Area Code: (530) 582-3000

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange on
Title of each class                                         which registered

       None                                                      None


Securities registered pursuant to section 12(g) of the Act:

                            Common Stock, no par value,
                                  (Title of class)

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

                                              Yes   X       No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1998: $145,509,000 (based on closing sales price at March 13, 1998)

Number of shares of Common Stock outstanding at March 15, 1998: 4,116,547.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Items 10, 11, 12 and 13 are  incorporated  by reference from SierraWest
Bancorp's annual proxy statement to shareholders which will be filed with the Commission no later than 120 days after December 31, 1997.

                               TABLE OF CONTENTS


                                                                                                           Page No.
          PART I

ITEM 1.   BUSINESS...............................................................................................3

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................26

          PART II

ITEM 5.   MARKET FOR THE BANCORP'S COMMON STOCK..................................................................27

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA...................................................................28

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..............................................................................31

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................45

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................48

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE....................................................................87

          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................87

ITEM 11. EXECUTIVE COMPENSATION..................................................................................87

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................87

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................... 87

         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.......................................88

                                        PART I
ITEM 1.  BUSINESS

General Development of the Business

SierraWest Bancorp ("Bancorp", "SWB", or together with its subsidiary, the "Company") was incorporated under the laws of the State of California on December 5, 1985 as a bank holding company. Pursuant to a plan of reorganization, SWB acquired 100% of the outstanding shares of common stock of SierraWest Bank, then named Truckee River Bank in a one-for-one exchange of its stock for the stock of SierraWest Bank on July 31, 1986. The activities of SWB are subject to the supervision of the Board of Governors of the Federal Reserve System (the "FRB"). SWB may engage, directly or through subsidiary corporations, in those activities closely related to banking which are specifically permitted under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). SWB's principal executive office is located at 10181 Truckee-Tahoe Airport Road, Truckee, California 96161 and its telephone number is (530) 582-3000.

SierraWest Bank was incorporated under the laws of the State of California as Truckee River Bank on March 19, 1980, and, with the approval of the California Commissioner of Financial Institutions (the "Commissioner"), opened for business on January 20, 1981. Truckee River Bank commenced operations in Truckee, California, a small tourist-based town located in the County of Nevada and situated in the High Sierra about 12 miles north of Lake Tahoe. Truckee River Bank changed its name to SierraWest Bank in early 1996. SierraWest Bank
maintains  12  branch  offices  in  the  following  communities:   Truckee  (two
branches), South Lake Tahoe, Tahoe City, Kings Beach, Grass Valley (two branches), Auburn and Sacramento (two branches), California, and (following the merger in October of 1996 of SierraWest Bank and SierraWest Bank, Nevada, then a wholly-owned Nevada bank subsidiary of SWB) in Reno and Carson City, Nevada. In addition, SierraWest Bank maintains 10 lending offices, primarily for its SBA lending activities, in the following communities: Truckee, San Francisco, Sacramento, Fresno and Chico, California; Reno and Las Vegas, Nevada; Portland, Oregon; Denver, Colorado and Chattanooga, Tennessee. SierraWest Bank's deposits are insured by the FDIC up to applicable limits.

In June 1997, SWB acquired Mercantile Bank, formerly a state-chartered commercial bank with its principal office in Sacramento, California, through a merger of Mercantile Bank with and into SierraWest Bank. On the acquisition date, Mercantile Bank had assets of $42.8 million, deposits of $37.7 million and shareholders' equity of $4.9 million. The consideration for the acquisition was a combination of cash and shares of SWB common stock with an aggregate value of approximately $6.6 million. The acquisition was treated as a purchase for accounting purposes.

On November 13, 1997, the Company signed a definitive agreement to acquire the outstanding common stock of California Community Bancshares ("CCBC") in a transaction valued at approximately $39 million, based on the closing price of SWB stock on November 13, 1997. CCBC, the parent of Continental Pacific Bank, is headquartered in Vacaville, California. Continental Pacific Bank operates eight banking offices in Solano and Contra Costa counties in California. CCBC had total assets of $197 million at December 31, 1997. The merger, which is scheduled to close during the first half of 1998, is subject to the approval of CCBC's and SWB's shareholders and federal and state regulators, as well as certain other terms and conditions.

The Company offers commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. It offers traveler's checks, safe deposit boxes, note collection services, notary public, ATMs and other customary bank services, except international banking and trust services. Annuities and mutual fund investments are also offered through third party providers. Merchant drafts are processed pursuant to established bank card programs. Additionally, the Company provides a 24 hour automated telephone inquiry service, and a P.C. banking product for its business customers. In 1996, the Company started a loan purchase program for the acquisition of real estate loans which it plans to securitize in the future in marketable parcels.

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

Narrative Description of Business

The Company's total assets have grown from $243.8 million at December 31, 1992 to $589.8 million at December 31, 1997, a compound annual increase of 19.3%. The Company's assets grew 31.7% in 1997 and are expected to grow at a relatively high rate in 1998. For the year ended December 31, 1997, the Company reported net income of $7.5 million, or a return on average assets of approximately 1.43% and return on average equity of 16.5%. At December 31, 1997, the Company had total loans of $426.5 million, loan loss reserves of $6.6 million, deposits of $526.3 million and total equity capital of $53.6 million.

General Lending Overview

The five general areas in which the Company has directed its lending activities are: SBA loans; residential and non-SBA commercial real estate loans; commercial loans; consumer loans to individuals (including home equity lines of credit); and commercial leases. As of December 31, 1997, these five categories accounted for approximately 38%, 39%, 18%, 2% and 3%, respectively, of the Company's total loan portfolio. In 1997 the Company exited its commercial leasing activities.

Small Business Administration Lending

The Company ranked 18th in the nation by number of Small Business Administration ("SBA") government guaranteed ("SBA 7(a)") loans generated by banks for the SBA's fiscal year ended September 30, 1996 as published by the SBA. The SBA has not published its fiscal 1997 rankings; however the Company believes that its ranking has not changed significantly. In 1997 the Federal government approved a level of SBA loans guaranteed of $9.5 billion and in 1998 this level is expected to increase to over $10.0 billion.

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

The Company operates in California, Nevada, Oregon and Tennessee as a Preferred Lender ("Preferred Lender"). This designation is the third and highest lender status granted by the SBA. Under this level of lender participation, the lender has the authority to approve a loan and to obligate the SBA to guarantee the loan without submitting an application to the SBA for credit review. The Preferred Lender is required to promptly notify the SBA of the approved loan, along with the submission of pertinent SBA documents. The standards established for participants in the Preferred Lender Program are more stringent than those for participants in the lower two levels and involve meeting additional portfolio quality and volume requirements. The Company may, at its option, submit loans for approval under the Certified Lender Program.

The Company has, over the last fifteen years, developed an in-house expertise in the generation and sale of SBA guaranteed loans. The Company's activities in the SBA loan area are expected to continue to be a significant factor in the earnings of the Company. In the past, the Company has acquired SBA loans, mortgage loans and the rights to service these loans from the RTC and others.

Prior to 1995 the Company sold the guaranteed portion of SBA 7(a) loans (typically secured by first trust deeds on commercial real estate), generally 70% to 90% of the SBA 7(a) loan value, that it generated in the secondary marketplace and retained the remaining percentage for its own portfolio. Currently, the maximum guarantee is 80%. The percentage of the retained portion of previously sold SBA 7(a) loans to total loans included in the loan portfolio of the Company at December 31, 1997, 1996 and 1995 was 5%, 26% and 30%, respectively. In 1995, the Company made a decision to change its strategy with respect to the sale of SBA 7(a) loans. A significant portion of the guaranteed portion of loans is now being retained, and the Company intends to securitize and sell portions of the unguaranteed amount. The Company's first securitization was completed in June 1997. The Company has, in the past and will continue in the future, elected to sell selected guaranteed portions of loans to reduce credit concentrations in a particular industry or for other reasons.

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

Since 1983, to support its SBA program, the Company has relied in part on SBA packagers who refer SBA loans to the Company and provide certain services to the borrowers. The packagers receive fees of a fixed amount from the borrower, subject to limits prescribed by the SBA. The packagers also receive a fee from the Company for referring SBA loans to the Company. The referral fee payments are included in the basis of the loans and hence are not disclosed separately in the Company's financial statements. Referral fees incurred by the Company for SBA 7(a) loans from the years ended December 31, 1997, 1996 and 1995 were $242 thousand, $90 thousand and $200 thousand, respectively. The Company's relationships with its SBA packagers are informal arrangements.

SBA Guarantees. On October 12, 1995 the President signed the Small Business Lending Enhancement Act of 1995. This act amended the maximum guarantee percentage for loans made under the SBA's 7(a) program to 80% for loans up to $100 thousand and 75% for all loans above $100 thousand. The maximum amount of any loan that the guarantee can apply to was set at $750 thousand. At the same time, the fee structure was revised to include a fee of 0.5% per annum on the guaranteed portion of the outstanding balance of all loans approved on or after October 12, 1995. As of December 31, 1997, included in total SBA loans of $163.8 million were portions of loans guaranteed by the SBA totaling $57.5 million.

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

SBA Servicing. As of December 31, 1997, 1996 and 1995, the Company serviced 1,486, 1,402, and 1,370 SBA loans, respectively, with a total unpaid principal balance of approximately $452 million, $420 million and $413 million, respectively.

The servicing of SBA loans entails the collection of principal and interest payments from borrowers, and for unguaranteed portions securitized and sold the remittance of required payments to the trustee. For guaranteed portions of loans sold to investors the remittance of the investor's share of principal and interest payments to Colson Securities Corp. (the exclusive Fiscal and Transfer Agent for the guaranteed portion of SBA loans sold into the secondary market), the review of financial statements of borrowers and site inspections. Servicing also entails the taking of certain actions required to protect the Company's and the SBA's position in the event of default by the borrower, including the liquidation of collateral.

To compensate it for the cost of servicing, the Company, pursuant to generally accepted accounting principles ("GAAP"), sets aside part of the interest receivable on the portion of loans sold to cover its future costs and a reasonable future profit.

SBA Sales. SBA 7(a) loans are primarily written at variable rates of interest which are limited to a maximum of 275 basis points over the lowest prime lending rate published in the Western Edition of The Wall Street Journal. The interest rate on most of the Company's SBA 7(a) loans adjusts on the first day of each month. With respect to loans sold, the guaranteed portions of SBA loans are converted into government guaranteed certificates, which are sold to investors, and which yield for the investor a rate that is lower than the note rates. The investor may pay a premium over the principal amount of the loan purchased and additionally a portion of the interest on the sold portion of the loan will be retained by SierraWest Bank. The difference between the rate on the loan that is retained by the Company and the rate that the investor receives plus a fee of 0.5% collected by the SBA is referred to as the servicing spread. Lenders are required by the SBA to maintain a minimum of 40 basis points of servicing spread unless loans are sold for cash premiums, in which case this increases to 100 basis points. When the SBA lender retains higher levels of servicing spread, lower cash premiums are received from investors.

Prior to January 1, 1997, the unamortized book value of the servicing spread less the normal servicing cost was recorded on the Company's balance sheet as excess servicing assets.

Effective January 1, 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In accordance with the accounting standards provided by this statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Implementation of SFAS No. 125 had the effect of reclassifying the previously recorded excess servicing asset into two separate assets. The first asset represents the servicing spread in excess of 40 basis points and less than or equal to 100 basis points for those loans sold at a premium. This is referred to as a servicing asset. All other servicing spread in excess of normal servicing cost is recorded as an interest-only ("I/O") strip receivable. I/O strips receivable are classified as interest-only strips receivable available for sale and are carried at fair value. The servicing asset is carried at cost, less any required valuation allowance and is classified as an other asset.

At December 31, 1997, the balance of the servicing asset was $2.0 million and its market value was also $2.0 million. The I/O strip receivables were recorded at $17.1 million which included an unrealized gain of $700 thousand. These assets represent servicing spread generated from sold guaranteed portions of SBA 7(a) loans, the unguaranteed portion of SBA 7(a) loans sold in the June securitization and sold guaranteed portions of Business and Industry loans ("B&I"). See "Other Government Lending" below. Income from the servicing spread received for the years ended December 31, 1997, 1996 and 1995, was $6.3 million, $5.6 million and $6.2 million, respectively. Amortization of the related asset(s) for these same periods was $1.7 million, $1.5 million and $1.5 million, respectively. The surplus income from the servicing spread over the amortization represents an important part of the Company's income.

Servicing spread primarily represents the servicing spread on previously sold guaranteed portions of SBA 7(a) loans. During 1997, this servicing spread benefitted from the June securitization, with approximately $1 million attributable to this source. In addition to servicing spread generated from the sale of SBA 7(a) loans, servicing spread has been generated on the sale of the guaranteed portions of B&I loans. To date servicing spread from this source has not been significant.

In recording the initial value of the servicing assets and I/O strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment rates and other considerations. If actual prepayments with respect to sold loans occur more quickly than was projected at the time such loans were sold, the carrying value of the servicing assets may have to be written down through a charge to earnings in the period of adjustment. Additionally a decrease in the fair value of the I/O strips receivable would also be expected under these circumstances. If actual prepayments with respect to sold loans occur more slowly then estimated, the carrying value of the servicing assets on the Company's Consolidated Statement of Financial Condition would not increase, although total income would exceed previously estimated amounts.

SBA 504 Loans. The SBA provides long term financing to small businesses through its 504 loan program, by partnering with banks to assist small businesses in buying land, buildings, machinery and equipment. Under this program, the bank provides 50% of the financing and obtains a first lien position on the collateral. The SBA works through a local Certified Development Company to provide 40% of the required financing and the small business provides 10% of the project cost. There are no government guarantees provided under this program, however the bank mitigates its risk with these loans by having a low loan to value on the collateral, which is usually real property. Included in the Company's SBA loan portfolio at December 31, 1997 are loans totaling $65.6 million related to this and similar lending programs in conjunction with the SBA. Most of these loans are expected to be included in the Company's planned 1998 securitization.

SBA Securitization. In June 1997 the Company securitized $51.3 million of the unguaranteed portion of its SBA 7(a) loans. This was the first bank securitization of this product. The Company booked a gain of $2.6 million on this securitization. The Company intends to securitize additional unguaranteed portions of its SBA 7(a) loans in the future but only at such times as it is able to accumulate sufficient product to provide for an economically viable sized transaction which the Company considers to be in excess of $40 million.

The Company is currently in the process of completing a securitization of its SBA 504 loans. This securitization is expected to include loans totaling approximately $80 million and is expected to be finalized in the second quarter of 1998. The securitization will include loans generated by the Company through its loan production offices and branches and loans purchased from third party financial institutions through the Company's wholesale loan purchase program. The securitization will also include a limited amount of similar conventional loans where the SBA has not been involved in the loan origination. Because the average yield on these loans is lower than the average yield on loans in the Company's 1997 securitization the gain on this planned securitization is expected to be substantially lower than the 1997 gain.

Other Government Lending

The U.S. Department of Agriculture Rural Development ("USDA")offers a guaranteed loan program, known as the B&I Loan Program. This program is designed to stimulate economic activity in rural communities with populations of 50,000 or less. Commercial and industrial businesses and real estate projects are the target of the program. The Bank participates by financing up to $10,000,000, with the USDA providing an 80% guarantee on loans up to $5,000,000 and 70% on loans from $5,000,000 to $10,000,000. These guarantees are similar to those offered through the SBA 7(a) program and can be sold on the secondary market. Included in the Company's loan portfolio are B&I loans totaling $13.9 million at December 31, 1997. In 1997, the Company sold $10.4 million in guaranteed portions of B&I Loans.

Other Lending Activities

The Company's commercial loans are primarily made to small and medium-sized businesses and are for terms ranging from one to seven years, with the majority of loans being due in less than five years. The Bank provides conventional commercial term real estate loans, both owner occupied and investor owned, with maturities of 5-10 years and monthly amortizing payments scheduled over 25 years. Construction loans are also provided, for residential and commercial purposes, with terms ranging from 6 to 18 months. Consumer loans are typically for a maximum term of 36 months for unsecured loans and for a term of not more than the depreciable life of tangible property used as collateral for secured loans. Beginning in 1995, the Company provided 100% equipment lease financing to small and medium-sized businesses and municipalities with terms ranging from two to seven years. The Company exited its leasing activities during 1997.

Loan Commitments

In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the financial statements. As of December 31, 1997, the Company had approximately $151 million in undisbursed loan commitments and $4.8 million in standby letters of credit. About 27 percent of the undisbursed loan commitments relate to SBA loans, while the remaining represent undisbursed construction, commercial, real estate and personal loans (including equity lines of credit). Most of these off-balance sheet items are or will be secured by real estate or other assets; however, a portion are unsecured commercial lines of credit. Off-balance sheet items undergo a level of underwriting scrutiny similar to the criteria applied to the Company's loan portfolio, and outstanding balances are monitored to minimize risk and loss exposure.

Distribution of Loans

The distribution of the Company's loan portfolio, as of the dates indicated, is shown in the following table (in thousands):

                                                                                  December 31,
Type of Loan:                                                1997         1996         1995          1994         1993
                                                             ----         ----         ----          ----         ----
  SBA loans:
   SBA guaranteed loans(1)..............                  $  78,924    $  62,409    $  45,864     $ 16,299     $ 16,825
   Other SBA loans(2)...................                     85,902       84,612       71,201       79,649       71,683
                                                          ---------    ---------    ---------     --------     --------
  Total SBA Loans.......................                    164,826      147,021      117,065       95,948       88,508
                                                          ---------    ---------    ---------     --------     --------
  Real estate loans (includes loans secured
   primarily by real estate, except for SBA loans):
    Construction and land development...                     63,703       36,261       31,564       18,310       15,450
    Mortgage ...........................                     97,982       62,883       35,484       18,268       17,908
    Equity lines of credit..............                      6,641        4,725        3,735        1,689        1,058
                                                          ---------    ---------    ---------     --------     --------
  Total Real Estate Loans...............                    168,326      103,869       70,783       38,267       34,416
                                                          ---------    ---------    ---------     --------     --------

  Commercial and industrial loans.......                     79,938       57,325       42,204       31,157       26,850

  Individual and other loans............                      6,945        6,847        6,537        7,365        9,828

  Lease receivables.....................                     13,114        8,304        3,380          202          217
                                                          ---------    ---------    ---------     --------     --------

  Total Loans...........................                    433,149      323,366      239,969      172,939      159,819

  Less allowance for possible loan losses                     6,649        4,546        3,845        3,546        3,472
                                                          ---------    ---------    ---------     --------     --------

  Total Net Loans.......................                  $ 426,500    $ 318,820    $ 236,124     $169,393     $156,347
                                                          =========    =========    =========     ========     ========

(1) Loans guaranteed in part by the SBA which are in process of disbursement, available for sale, or awaiting sale. The total guaranteed portion was $57.5 million, $37.0 million, $29.2 million, $11.6 million and $12.6 million at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

(2) Includes the unguaranteed retained portion of loans for which the guaranteed portion has been sold to investors and loans which the Company has a first lien position on collateral and the SBA has secondary liens.

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

Loan officers evaluate the applicant's financial statements, credit reports, business reports and plans and other data to determine if the credit and collateral satisfy the Company's standards as to historic debt service coverage, reasonableness of projections, strength of management and sufficiency of secondary repayment and SBA and B&I eligibility rules, if applicable. Recommended applications are approved by loan officers up to their designated lending limits. Those loans in excess of individual lending limits are approved by the Chief Credit Officer or other officer with appropriate administrative lending authority. If a loan exceeds the Chief Credit Officer's lending limit, it is forwarded to the Director's Loan Committee for approval. Approved SBA loan applications not made under the Preferred Lender Program, are then submitted to the district SBA office for approval. All SBA loans are secured by various collateral including, where appropriate, real estate, machinery and equipment, inventory and accounts receivable, or such other assets as are specified in the SBA loan authorization. In the case of the Company's SBA loans, approximately 87% were collateralized by commercial real estate at December 31, 1997. Prior to submission of the application to the SBA for guarantee, any real property to be taken as collateral is appraised by independent appraisers.

SierraWest Bank's management presents a written report to the Director's Loan Committee monthly, listing all loans over $100 thousand that are 30 days or more past due. Management and the Board of Directors of SierraWest Bank also review all loan evaluations made during periodic examinations by the Superintendent of Financial Institutions of the State of California and the FDIC. The Director's Loan Committee of SierraWest Bank reviews and approves the Bank's credit policy, as well as management reports on the quality of the loan portfolio.

The Company maintains an allowance for possible loan losses to provide for potential losses in its loan portfolio. The allowance is established through charges to earnings in the form of provision for possible loan losses. Loan losses are charged to, and recoveries credited to, the allowance for possible loan losses. The allowance for possible loan losses is determined after considering various factors such as loan loss experience, current economic conditions, maturity of the loan portfolio, size of the loan portfolio, industry concentrations, borrower credit history, the existing allowance for possible loan losses, independent loan reviews, current charges and recoveries and the overall quality of the portfolio, as determined by management, regulatory agencies and independent credit review consultants retained by the Company. While these factors are essentially subjective, management considers the allowance of $6.6 million at December 31, 1997 to be adequate.

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

                                                                              December 31,
                                                        1997         1996         1995         1994         1993
                                                        ----         ----         ----         ----         ----
Nonperforming Assets:
Nonaccrual loans:
    SBA............................                   $ 5,281       $4,985      $ 5,351       $2,423      $ 2,517
    Other..........................                       702          378          125           59          355
In-substance foreclosures..........                         0            0            0          572          711
Other real estate owned............                     1,438          446          758          542          456
                                                      -------       ------      -------       ------      -------
    Total nonperforming assets.....                   $ 7,421       $5,809      $ 6,234       $3,596      $ 4,039
                                                      =======       ======      =======       ======      =======

Accruing loans past due 90 days or more:
    SBA............................                   $ 1,127       $1,071      $   816       $1,754      $   496
    Other..........................                       255        1,061          207            9        1,029

Restructured loans (in compliance
  with modified terms).............                   $   660       $  275      $    78       $  194      $   201

Nonperforming assets to
  total assets.....................                       1.3%         1.3%         1.8%         1.4%         1.6%
Allowance for possible loan and lease
  losses to nonaccrual loans.......                     111.1%        84.8%        70.2%       142.9%       120.9%

Of total gross loans and leases at December 31, 1997, $6.0 million were considered to be impaired. The allowance for possible loan and lease losses included $718 thousand related to these loans. The amount of interest received and recognized on these impaired loans in 1997 was $413 thousand. The average recorded investment in impaired loans during 1997 was $5.7 million.

Of total gross loans and leases at December 31, 1996, $5.4 million were considered to be impaired. The allowance for possible loan and lease losses included $565 thousand related to these loans. The amount of interest received and recognized on these impaired loans in 1996 was $310 thousand. The average recorded investment in impaired loans during 1996 was $5.6 million.

Although the level of nonperforming assets will depend on the future economic environment, as of March 13, 1998, in addition to the assets disclosed in the above chart, management of the Company has identified approximately $727 thousand in potential problem loans as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

The following table shows the loans outstanding, actual charge-offs, recoveries on loans previously charged off, the allowance for possible loan losses and pertinent ratios during the periods and as of the dates indicated (amounts in thousands except percentage amounts).

                                                                   December 31,
                                               1997         1996         1995         1994        1993
                                               ----         ----         ----         ----        ----

Average loans.......................        $ 378,732     $284,487     $ 203,231    $ 166,366   $ 159,463
Total loans at end of period........          433,149      323,366       239,969      172,939     159,819

Allowance for possible loan and lease
  losses: Balance--beginning of period      $   4,546     $  3,845     $   3,546    $   3,472   $   2,742
                                            ----------    --------     ---------    ---------   ---------
Actual charge-offs:
  SBA...............................              820          114           595          447         391
  Commercial and industrial.........              593          337           350          467         143
  Leases............................               14           84             0            0           0
  Real estate.......................                0            0            40           60         190
  Installment.......................               63           58            40          101          42
                                            ----------    --------     ---------    ---------   ---------
    Total...........................            1,490          593         1,025        1,075         766
                                            ------------  --------     ---------    ---------   ---------
Less recoveries:
  SBA...............................               57           87            20           74          14
  Commercial and industrial.........              135          182            26          187          52
  Leases............................                6            0             0            0           0
  Real estate.......................                0            0             0            0           0
  Installment.......................               51           15             8            3           6
                                            ---------     --------     ---------    ---------   ---------
    Total...........................              249          284            54          264          72
                                            ---------     --------     ---------    ---------   ---------
Net charge-offs.....................            1,241          309           971          811         694
Allowance applicable to sold loans..                0            0             0            0        (136)
Provision for possible loan and lease
  losses............................            2,480        1,010         1,270          885       1,560
                                            ---------     --------     ---------    ---------   ---------

  Acquisition.......................              864            0             0            0           0
                                            ---------     --------     ---------    ---------   ---------

Balance--end of period..............        $   6,649     $  4,546     $   3,845    $   3,546   $   3,472
                                            =========     ========     =========    =========   =========

Ratios:
  Net loans charged off to average
    loans outstanding..............              0.33%        0.11%         0.48%        0.49%       0.44%
  Net loans charged off to total loans
    at end of period...............              0.29         0.10          0.41         0.47        0.43
  Provision for possible loan and lease
    losses to average loans........              0.65         0.36          0.62         0.53        0.98
  Provision for possible loan and lease
    losses to total loans at end of period       0.57         0.31          0.53         0.51        0.98
  Net loans charged off to end of
    period allowance for possible
    loan and lease losses..........              18.7         6.80         25.25        22.87       19.99
  Allowance for possible loan and lease
    losses to total loans and leases
    at end of period                             1.54         1.41          1.60         2.10        2.17


The following table sets forth management's historical allocation of the allowance for possible loan losses by loan category and percentage of loans in each category. Percentage amounts are the percentage of loans in each category to total loans at the dates indicated (dollars in thousands).

                                                                              December 31,
                                                                       1997                        1996
                                                              Amount       Percentage      Amount        Percentage
SBA loans........................................             $2,205         38%        $1,561             45%
Commercial and industrial loans (2)..............              2,449         22          1,720             21
Real estate loans................................              1,673         37          1,010             30
Consumer loans to individuals(1).................                322          3            255              4
                                                              ------        ----        ------             ---

    Total........................................             $6,649        100%        $4,546            100%
                                                              ======        ===         ======            ===

                                                                   December 31,
                                          1995                         1994                          1993
                                  -----------------------       ----------------------       ------------------------
                                   Amount        Percentage      Amount       Percentage      Amount        Percentage
SBA loans......................    $1,468         38%            $2,372          56%           $2,379          55%
Commercial and industrial loans(2)  1,592         41                627          18               541          17
Real estate loans..............       564         15                366          21               334          22
Consumer loans to
  individuals(1)...............       221          6                181           5               218           6
                                   ------        ----            ------         ---            ------         ---

    Total......................    $3,845        100%            $3,546         100%           $3,472         100%
                                   ======        ===             ======         ===            ======         ===

(1)      Includes equity lines of credit.
(2)      Includes commercial leases.

In allocating the Company's allowance for possible loan losses management has considered the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending area. This area includes local commercial loans and SBA loans. From inception of its SBA lending program in 1983, the Company has sustained a relatively low level of losses from these loans, averaging less than 0.5% of loans outstanding per year. Most of the Company's other commercial loan losses have been for loans to businesses within the Tahoe basin area or in Reno, Nevada. It is important to the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. To offset the added risk these loans represent, the Company charges a higher interest rate. It also attempts to manage risk in this area through its loan review process.

Because the Company's residential real estate loans consist primarily of construction lending with prearranged loan takeouts, losses on such loans have been minimal. The Company has not participated in commercial real estate development projects.

While every effort has been made to allocate the allowance to specific categories of loans, management believes that any allocation of the loan loss allowance into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for losses on all types of loans.

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table sets forth the distribution by maturity date of certain of the Company's loan categories (in thousands) as of December 31, 1997. In addition, the table shows the distribution between total loans with predetermined (fixed) interest rates and those with variable (floating) interest rates (in thousands). Floating rates generally fluctuate with changes in the prime rate of leading banking institutions.

                                                                        Year Ended
                                                                     December 31, 1997
                                                                After One
                                                Within         But Within           After
                                              One Year(1)      Five Years        Five Years          Total
Real estate - construction..................  $ 48,881         $ 3,120          $  11,702         $   63,703
Commercial, except SBA......................    47,716          29,611              2,611             79,938
SBA.........................................     6,374          21,140            137,312            164,826
Distribution between fixed and
 floating interest rate:
   Fixed interest rates.....................    18,110          33,977             44,241             96,328
   Floating interest rates..................   103,677          73,271            159,873            336,821


(1)      Demand loan and overdrafts are shown as "Within One Year"

Average Assets, Liabilities and Shareholders' Equity; Interest Income and
Expense

The following table presents, for the periods indicated, the distribution of average assets, liabilities and share holders' equity, as well as the total dollar amount of interest income from average interest-earning assets and resultant yields and the dollar amounts of interest expense and average interest-bearing liabilities and resultant rates (in thousands except percentage amounts):

                                                            Year Ended December 31,
                                     1997                              1996                             1995
                        ---------------------------------   -------------------------------   -------------------------------
                           Average       Yield/              Average     Yield/                Average     Yield/
                           Balance        Rate   Interest    Balance     Rate      Interest    Balance      Rate      Interest
Assets:
Interest-earning assets:
  Loans(1)...........     $ 378,732      10.39% $ 39,357     $284,487    10.72%    $ 30,506   $ 203,231    11.60%     $  23,582
  Investment securities(2)   48,629       5.98     2,909       28,712     5.62        1,614      26,546     5.29          1,403
  Mutual funds.......         2,857       2.35        67        1,342     7.30           98       1,627     8.05            131
  Federal funds sold.        33,616       5.34     1,795       18,017     5.21          938      10,534     5.64            594
  Other .............         3,888       4.68       182        2,225     5.08          113       2,097     5.77            121
                          ---------                -----     --------              --------   ---------               ---------
    Total interest-earning
      assets.........       467,722       9.47    44,310      334,783     9.94       33,269     244,035    10.58         25,831

Allowance for possible
loan losses.........         (5,737)                           (4,497)                           (3,685)

Non-earning assets:
   Cash and due from
     banks..........         28,107                            19,894                            16,444
   Premises and equipment,
     net............         11,798                            11,224                             7,817
   Excess Servicing on
     SBA loans(3)...         17,621                            14,304                            15,492
   Other assets.....          6,487                             5,912                             6,091
                          ---------                          --------                         ---------

   Total average asset    $ 525,998                          $381,620                         $ 286,194
                          =========                          ========                         =========

Liabilities and Shareholders'
   Equity:
Interest-bearing liabilities:
   Transaction accounts   $ 145,743       2.92     4,259     $102,963     2.54%       2,620   $  87,600     2.28%    $    1,995
   Savings accounts          13,288       2.09       278       13,573     2.09          283      13,409     2.13            286
   Certificates of deposit  212,729       5.79    12,322      155,585     5.68        8,832      91,517     5.85          5,352
   Convertible debentures     2,547       2.36        60        9,294     8.22          764      10,000     8.50            850
   Other liabilities            279      64.52       180          289    (1.38)          (4)        376     2.13              8
                          ---------              -------     --------               -------   ---------              ----------
   Total interest-bearing
   liabilities......        374,586       4.56    17,099      281,704     4.44       12,495     202,902     4.18          8,491
Non-interest-bearing liabilities:
   Transaction accounts      97,082                            63,638                            51,261
   Other liabilities          8,797                             4,556                             2,767
                          ---------                          --------                         ---------
   Total liabilities        480,465                           349,898                           256,930

Shareholders' equity:
   Common stock.....         21,752                            11,450                            10,799
   Retained earnings         23,074                            20,399                            18,793
Unrealized loss on
   securities.......            707                              (127)                             (328)
                          ---------                          --------                         ---------
   Total shareholders'
     equity.........         45,533                            31,722                            29,264
                          ---------                          --------                         ---------

   Total liabilities and
     shareholders'
     equity.........      $ 525,998                          $381,620                         $ 286,194
                          =========              -------     ========              --------   =========              ----------

Net interest income                              $27,211                           $ 20,774                          $   17,340
                                                 =======                           ========                          ==========

Interest income as a
   percentage of interest-
      earning assets                      9.47%                           9.94%                            10.58%
Interest expense as a
      percentage of interest-
   earning assets...                     (3.65)                          (3.73)                            (3.48)
                                         -----                            ----                              ----

Net interest margin                       5.82%                           6.21%                             7.10%
                                          ====                            ====                              ====

(1) Includes nonaccrual loans with an average balance of $5.7 million, $5.6 million, and $3.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because such securities are not significant.

(3)   Represents I/O strips receivable and servicing assets in 1997.

Investment Securities & Investments in Mutual Funds

The Company's current investment policy provides for the purchase of U.S. Treasury securities, obligations of U.S. government agencies, U.S. government sponsored agencies, corporate bonds, commercial paper, banker's acceptances, pass-through mortgage-backed securities, adjustable rate mortgage pass-through securities, collateralized mortgage obligations, asset-backed securities, municipal general obligation and revenue bonds, mutual funds and certificates of deposit. The Company's policy requires all corporate bonds, commercial paper, mortgage-backed securities, collateralized mortgage obligations or municipal securities be rated "A" or better by any nationally recognized rating agency. If a local municipality is issuing an unrated bond, the Company may purchase it after normal credit underwriting procedures are performed.

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

The following table summarizes the amounts and the distribution of the Company's investment securities (in thousands):

                                                                            December 31,
                                                         1997                      1996                     1995
                                                 --------------------      --------------------      ---------------------
                                                  Book        Market        Book        Market        Book       Market
                                                 Value(1)     Value        Value(1)      Value       Value(1)     Value
U.S. Treasury securities....................   $ 36,606      $ 36,606      $ 19,463     $ 19,462    $ 18,137    $ 18,144

Securities of U.S. government
  agencies..................................      1,485         1,485         1,005        1,005       7,486       7,486

Securities of states and
  political subdivisions....................      9,387         9,387         5,991        5,991       2,608       2,608

Other securities............................     11,633        11,633         7,422        7,422         112         112
                                               --------      --------      --------     --------    --------    --------

  Total.....................................   $ 59,111      $ 59,111      $ 33,881     $ 33,880    $ 28,343    $ 28,350
                                               ========      ========      ========     ========    =========   ========

(1) Securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discount. Securities available for sale are recorded at fair value.


In addition the Company invests in mutual funds whose assets are invested primarily in U.S. government securities. At December 31, 1997 and 1996, mutual funds with an estimated market value of $0.7 million and $1.3 million have been classified as available for sale. At these same dates the Company had recorded an unrealized loss on mutual funds, net of tax, of $47 thousand and $99 thousand. The weighted average maturity of portfolio securities held by the mutual funds at December 31, 1997 and 1996 was 7.1 and 7.2 years.

Maturity of Investment Securities

The following table presents the maturities for investment securities (except for investments in mutual funds with a carrying value of $733 thousand) as of December 31, 1997 (dollars in thousands).

                                                                                             December 31, 1997
                                                                                                 Weighted
                                                                                      Book        Average       Market
                                                                                      Value        Yield         Value
U.S. Treasury securities:
  Within 1 year...................................................................  $   9,981      5.85%      $   9,981
    After 1 year but within 5 years...............................................     26,625      6.16          26,625
                                                                                    ---------                 ---------
    Total U.S. Treasury securities................................................     36,606      6.08          36,606
                                                                                    ---------                 ---------

U.S. government agencies:
  After 1 year but within 5 years.................................................      1,485      6.52           1,485

Securities of states and political subdivisions(1):
  Within 1 year...................................................................        346      3.78             346
  After 5 years but within 10 years...............................................        608      4.89             608
  Over 10 years...................................................................      8,433      5.24           8,433
                                                                                    ---------                 ---------
      Total securities of states and political subdivisions ......................      9,387      5.16           9,387
                                                                                    ---------                 ---------

Mortgage - backed securities:.....................................................     11,633      6.74          11,633
                                                                                    ---------                 ---------

Total.............................................................................  $  59,111      6.07%      $  59,111
                                                                                    =========                 =========

(1) Interest on these tax-exempt obligations has not been tax effected to include the related tax benefits in calculating the average yield.

Deposits

As of December 31, 1997, the Company had a total of $289.0 million in demand deposits (including money market and NOW accounts), with an average account balance of $13,680; $14.0 million in savings deposits for individuals and corporations, with an average balance of $2,231; and $223.2 million in CDs, of which $90.6 million were in the form of CDs in denominations greater than $100 thousand. Average CD balances for the year ended December 31, 1995 were 37.5% of average total deposits. Average CD balances increased to 46.3% of average total deposits for the year ended December 31, 1996, but decreased to 45.4% of average total deposits for the year ended December 31, 1997. Deposit accounts at SierraWest Bank are insured by the FDIC to the maximum amount permitted by law.

As of December 31, 1997, approximately 6% of total deposits were held on behalf of public entities. Deposits of public entities in excess of amounts insured by the FDIC are secured by SierraWest Bank by pledging securities. Included in deposits at December 31, 1997 were certificates of deposit of $1.4 million which were generated directly through brokers.

In 1992, SierraWest Bank began to make available to its customers money market investment funds and annuities. Volume has been increasing during recent years; however income from this source is not significant. The Company does not believe that placement by customers of funds in these alternative investment sources has had any overall negative impact on the level of the Banks' deposits.

The Company's business is subject to some seasonal influences. Deposits tend to decrease during the off- season for tourism in "the Sierra", which is between March and May and between September and November.

The following table indicates the maturity of the Company's CDs of $100 thousand or more as of December 31, 1997 (dollars in thousands):

                                                       December 31, 1997
                                                                 Percentage
                                                     Balance      of Total

Three months or less.............................  $  42,050        37.3%
Over three months through six months.............     30,415        27.0
Over six months through twelve months............     31,527        28.0
Over twelve months...............................      8,635         7.7
                                                   ---------        ----
Total............................................   $112,627       100.0%
                                                    ========       =====

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

The Company ranked 18th in the nation by number of SBA 7(a) loans generated by banks for the SBA's fiscal year ended September 30, 1996. The SBA has not published its fiscal 1997 rankings; however the Company believes that its ranking has not changed significantly from 1996.

The Company's competitive position with respect to deposit-gathering in its market places is illustrated in the following chart(1) (dollars in thousands):

                                                     Total                                Deposits Held
                                    # of Company     # of Banking      Deposits Held      by all Banks
County            State             Branches         Offices           by Company         and offices

El Dorado         California             1               37            $  27,498          $1,015,301
Nevada            California             5               28            $ 187,014          $1,002,004
Placer            California             2               66            $  60,975          $1,939,540
Sacramento        California             2              192            $  96,290          $9,498,879
Carson City       Nevada                 1               13            $  31,022          $  645,780
Washoe            Nevada                 1               79            $ 107,140          $2,822,519

A total of 15 financial institutions in Nevada County at June 30, 1997 were included in the above survey. Of these 15, SierraWest Bank ranked second in terms of total deposits held. In Placer County, SierraWest Bank ranked tenth out of twenty-two institutions. In Washoe County, Nevada, SierraWest Bank ranked seventh out of 12 financial institutions. As disclosed above, SierraWest Bank's presence in the other counties is not significant.

(1) Based on the annual survey of banking office deposits as of June 30, 1997 conducted by the FDIC. Banking offices include each banking office of commercial banks, savings institutions, and each U.S. branch of a foreign bank for all FDIC insured commercial banks, savings institutions, and U.S. branches of foreign banks.

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

Under the BHCA, a company generally must obtain the prior approval of (or, if it is considered "well-managed" give prior notice to) the Federal Reserve before it exercises a controlling influence over, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, Bancorp is required to obtain the prior approval of or give prior notice to the Federal Reserve before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with Bancorp also would be required to obtain the approval of or give prior notice to the Federal Reserve.

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

Bank Regulation and Supervision

As a California state-chartered bank, SierraWest Bank is regulated, supervised and regularly examined by the California Department of Financial Institutions ("DFI"). Under California law, SierraWest Bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, stockholder rights and duties, and investment and lending activities. SierraWest Bank is not a member of the Federal Reserve System; SierraWest Bank, however, is subject to certain regulations of the Federal Reserve including reserve requirements. The primary Federal regulator of SierraWest Bank is the FDIC.

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

In addition to the risk-based guidelines, Federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% to 5%. In addition to these uniform risk based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the regulators to improve capital standards to take account of risks other than credit risk. In June 1996 a joint agency policy statement was issued by all of the Federal banking agencies to provide guidance on sound practices for managing interest rate risk. The agencies did not in the policy statement elect to implement a standardized measure and quantitative capital charge, though the matter was left open for future implementation. Rather, the policy statement provided standards for the banking agencies to evaluate the adequacy and effectiveness of a bank's interest rate risk management and guidance to bankers for managing interest rate risk. Specifically, effective interest rate risk management requires that there be (i) effective board and senior management oversight of the bank's interest rate risk activities, (ii) appropriate policies and practices in place to control and limit risks, (iii) accurate and timely identification and measurement of interest rate risk, (iv) an adequate system for monitoring and reporting risk exposures and (v) appropriate internal controls for effective risk management.

The following tables present the capital ratios for the Company and SierraWest Bank, computed in accordance with their applicable regulatory guidelines, compared to the standards for well-capitalized depository institutions, as of December 31, 1997 (dollars in thousands).

                                                                             The Company
                                                          Actual                     To Be Well Capitalized     For Capital
                                                Qualifying                           Under Prompt Corrective     Adequacy
                                                 Capital          Ratio              Action ProvisionsPurposes
Leverage......................................  $  51,003            8.9%                   N/A                    4.0%
Tier 1 Risk Based.............................     51,003           11.1                    N/A                    4.0
Total Risk Based..............................     56,742           12.4                    N/A                    8.0

                                                                           SierraWest Bank
                                                          Actual                     To Be Well Capitalized     For Capital
                                                Qualifying                           Under Prompt Corrective     Adequacy
                                                 Capital          Ratio              Action ProvisionsPurposes
Leverage......................................  $  47,898            8.3%                   5.0%                   4.0%
Tier 1 Risk Based.............................     47,898           10.4                    6.0                    4.0
Total Risk Based..............................     53,656           11.7                   10.0                    8.0

Effective in 1997 regulatory reports of condition and income are reported on a GAAP basis; however regulatory capital ratios are calculated in accordance with the regulatory agency's capital standards. This can result in significant differences in the amount of capital reported under GAAP and the amount included in the regulatory ratios. Future changes in FDIC regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such changes could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends.

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

Federal regulations prescribe uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

In July 1995, the federal banking agencies published Interagency Guidelines Establishing Standards for Safety and Soundness. By adopting the standards as guidelines, the agencies retained the authority to require an institution to submit to an acceptable compliance plan as well as the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

The federal banking agencies have issued an interagency policy statement that, among other things, establishes certain benchmark ratios of loan loss reserves to certain classified assets. The benchmark set forth by such policy statement is the sum of (i) 100% of assets classified loss; (ii) 50% of assets classified doubtful; (iii) 15% of assets classified substandard; and (iv) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for an institution's allowance for loan losses.

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

In addition to the restrictions imposed under Federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the DFI in an amount not exceeding the greatest of the bank's retained earnings, the bank's net income for its last fiscal year, or the bank's net income for its current fiscal year.

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

In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact.

In 1996, new compliance and examination guidelines for the CRA were promulgated by each of the federal banking regulatory agencies, fully replacing the prior rules and regulatory expectations with new ones ostensibly more performance based than before to be fully phased in as of July 1, 1997. The guidelines provide for streamlined examinations of smaller institutions.

In January 1998, the FRB revised its regulations under the Equal Credit Opportunity Act ("ECOA") to create a legal privilege for information developed by creditors as a result of "self-tests" they voluntarily conduct to determine the level of their compliance with ECOA. The privilege protects against use of such information by a government agency for examination purposes or by private litigants in any proceeding alleging a violation of the ECOA. The privilege applies only if the institution takes appropriate corrective action to address possible violations that are discovered in the test.

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

The states that opt out must have enacted a law after September 29, 1994 and before June 1, 1997 that (i) applies equally to all out-of-state banks and (ii) expressly prohibits merger transactions with out-of-state banks. States which opt out of allowing interstate bank merger transactions will preclude the mergers of banks in the opting out state with banks located in other states. In addition, banks located in states that opt out are not permitted to have interstate branches. Only Texas has opted out of interstate banking.

The Riegle-Neal Amendments Act of 1997 amends federal law to provide that branches of state banks that operate in other states will be governed in most cases by the laws of the home state, rather than the laws of the host state. Exceptions are that a host state may apply its own laws of community reinvestment, consumer protection, fair lending and interstate branching. Host states cannot supplement or restrict powers granted by a bank's home state. The amendment will assure state chartered banks with interstate branches uniform treatment in most areas of their operation.

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

In September 1995, Governor Pete Wilson signed Assembly Bill 1482 (known as the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 and referred to herein as the "CIBBA") which allows for early interstate branching in California. Under the federally enacted Interstate Banking Act, discussed above and in more detail below, individual states could "opt-out" of the federal law that would allow banks on an interstate basis to engage in interstate branching by merging out-of-state banks with host state banks after June 1, 1997.

Section 3824 of the California Financial Code ("Section 3824") as added by CIBBA provides for the election of California to "opt-in" under the Interstate Banking Act allowing interstate bank merger transactions prior to July 1, 1997 of an out-of-state bank with a California bank that has been in existence for at least five years. California banks are therefore permitted to merge with out-of-state banks where the states of such out-of-state banks have not "opted out" under the Interstate Banking Act. The five year age limitation is not required when the California bank is in danger of failing or in certain other emergency situations.

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


Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board adopted SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 also requires descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. Both statements are effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 130 and No. 131 will not impact the Company's financial position, results of operations or cash flows.

Employees

As of March 13, 1998, the Company employed 277 persons (225 full-time and 52 part-time). The Company's employees are not represented by a union or covered by a collective bargaining agreement and management believes that, in general, its employee relations are good.

ITEM 2.  PROPERTIES

The Company currently maintains an administrative facility in Truckee, California which is utilized by Bancorp and SierraWest Bank. During 1997, the Company sold and leased back its real property in Carson City, Nevada. The Company maintains twelve branches, ten stand-alone loan production offices, and one remote off-site ATM machine. All branches and loan production offices are leased to the Company except for the administrative facility and the Reno branch which are owned by the Company. The Company believes that it has adequate space within its current facilities to provide for expansion and growth in the near future.


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

A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board but is being finalized by an independent consultant retained for this purpose. As a result of the discovery of the contamination, two civil lawsuits were instituted against the Bank and other prior owners by the current owner of the property, Rainbow Holding Company, who is also the Bank's borrower. One of the actions, the state court matter, was dismissed by agreement of the parties. The other matter, filed in the summer of 1995 in the U.S. District Court, Eastern District of California, is ongoing, with mediation ongoing before a retired Superior Court Judge.

The Bank's external and internal counsel on this matter believe that the Bank's share of the cost of remediation and the costs of defense will not be material to the Bank's or the Company's performance and will be within existing reserves established by the Bank for this matter. It is also expected that clean-up of the property will commence during 1998 at the conclusion of mediation and a raising of sufficient funds.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.

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

                                                   High             Low
1996
  First Quarter..............................     13.13           10.63
  Second Quarter.............................     15.38           12.50
  Third Quarter..............................     15.00           12.88
  Fourth Quarter.............................     15.75           14.13

1997
  First Quarter..............................     19.63           15.38
  Second Quarter.............................     21.13           17.50
  Third Quarter..............................     25.75           19.75
  Fourth Quarter.............................     36.00           24.75

1998
  First Quarter (through March 13, 1998)          37.75           30.00

The above quotes prior to August 20, 1997, have not been restated to give effect for the 5% stock dividend paid on that date.

At March 13, 1998, there were 959 shareholders of record, additionally management believes there are approximately 1,800 beneficial holders of its Common Stock. On March 13, 1998, the closing sales price of Bancorp's common stock on Nasdaq was $36.875.

Bancorp paid cash dividends, as adjusted for the 5% stock dividend, of $0.31 per share in 1997 and $0.29 per share in 1996. On February 26, 1998 the Bancorp's Board of Directors declared a dividend at $0.20 per share, payable on March 30, 1998. During 1998, Bancorp's Board of Directors will continue its policy of reviewing dividend payments on a semi-annual basis.

During the first six months of 1997, $8.5 million of the Company's 8 1/2 % convertible debentures were converted into 852 thousand shares of common stock. This represented the balance of debentures outstanding.

On July 24, 1997, the Company's Board of Directors declared a 5% stock dividend payable to shareholders of record on August 20, 1997. The dividend was paid August 29, 1997.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data for the Company as of and for each of the five years in the period ended December 31, 1997. The statements of operations data and statements of financial condition data for each of the five years in the period ended December 31, 1997 are derived from the consolidated financial statements of the Company and the notes thereto. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. Average assets and equity are computed as the average of daily balances (dollars in thousands, except per share amounts).

                                                                                     At or for the Year Ended
                                                                                          December 31,
                                                                    ---------------------------------------------------
                                                                      1997         1996       1995        1994     1993
                                                                      ----         ----       ----        ----     ----
Statements of Operations Data
  Total interest income..................................          $   44,310   $  33,269  $  25,831   $ 19,657   $  17,246
  Total interest expense.................................              17,099      12,495      8,491      5,597       4,503
                                                                   ----------   ---------  ---------   --------   ---------
  Net interest income....................................              27,211      20,774     17,340     14,060      12,743
  Provision for possible loan and lease losses...........               2,480       1,010      1,270        885       1,560
                                                                   ----------   ---------  ---------   --------   ---------
  Net interest income after provision for possible
    loan and lease losses................................              24,731      19,764     16,070     13,175      11,183
  Total non-interest income..............................              11,766       7,338      7,969      9,177      10,214
  Total non-interest expense.............................              24,281      21,697     20,944     17,486      17,023
  Provision for income taxes.............................               4,707       2,077      1,179      1,863       1,670
                                                                   ----------   ---------  ---------   --------   ---------

  Net income.............................................          $    7,509   $   3,328  $   1,916   $  3,003   $   2,704
                                                                   ==========   =========  =========   ========   =========

Statements of Financial Condition Data
  Total assets...........................................          $  589,755   $ 447,889  $ 337,518   $259,975   $ 250,065
  Loans and leases, net(1)...............................             426,500     318,820    236,124    169,393     156,347
  Allowance for possible loan and lease losses...........               6,649       4,546      3,845      3,546       3,472
  Total deposits.........................................             526,269     399,651    293,154    218,876     220,768
  Convertible debentures.................................                   0       8,520     10,000     10,000         250
  Shareholders' equity...................................              53,630      33,916     29,833     28,163      25,645

Per Share Data(2)
  Book value.............................................          $    13.08   $   11.66  $   10.96   $  10.24   $    9.43
  Net income:
    Basic................................................                2.03        1.18       0.70       1.10        0.99
    Diluted..............................................                1.82        0.96       0.63       0.91        0.98
  Cash dividends declared................................                0.31        0.29       0.23          0           0

  Shares used to compute net income per share:
    Basic................................................               3,693       2,809      2,728      2,728       2,720
    Diluted..............................................               4,155       3,920      3,862      3,785       2,783

  Dividend payout ratio:
    Basic................................................                15.3%       24.6%      32.9%       0.0%        0.0%
    Diluted..............................................                17.0        30.2       36.5        0.0         0.0


Selected Ratios
  Return on average assets...............................                 1.4%        0.9%       0.7%       1.2%        1.2%
  Return on average shareholders' equity.................                16.5        10.5        6.5       11.2        11.1
  Net interest margin(3).................................                 5.8         6.2        7.1        6.5         6.7
  Average shareholders' equity to average assets.........                 8.7         8.3       10.2       10.4        10.4


                                                                                   At or for the Year Ended
                                                                                         December 31,
                                                                    --------------------------------------------------
                                                                     1997       1996        1995       1994       1993
                                                                     ----       ----        ----       ----       ----
Asset Quality Ratios
  Allowance for possible loan and lease losses
     to total loans and leases..............................         1.5%       1.4%        1.6%        2.1%       2.2%
  Allowance for possible loan and lease
     losses to nonaccrual loans.............................       111.1%      84.8        70.2       142.9      120.9

  Net charge-offs to average loans outstanding..............         0.3        0.1         0.5         0.5        0.4
  Nonaccrual and restructured performing loans to total loans        1.5        1.7         2.3         1.5        1.9
  Nonperforming assets to total assets......................         1.3        1.3         1.8         1.4        1.6

(1) The term "Loans and leases, net" means total loans, including loans held for sale, less the allowance for possible loan and lease losses.

(2) All per share data has been adjusted to reflect stock dividend and stock splits and has been restated under the guidelines of SFAS 128. See "Market for the Bancorp's Common Stock." Book value per share is calculated as total shareholders' equity divided by the number of shares outstanding at the end of the period.

(3)      Ratio of net interest income to total average earning assets.

Selected Quarterly Financial Information

The following table sets forth the Company's unaudited data regarding operations for each quarter of 1997 and 1996. This information, in the opinion of management, includes all adjustments (which are of a normal recurring nature) necessary to state fairly the information therein. The operating results for any quarter are not necessarily indicative of results for any future period (amounts in thousands except per share data).

                                                                                  Quarter
                                                       First            Second            Third            Fourth
1997
Interest income....................................   $  9,692         $  10,564        $  11,876         $  12,178
Interest expense...................................      3,767             4,069            4,634             4,629
                                                      --------         ---------        ---------         ---------
Net interest income................................      5,925             6,495            7,242             7,549
Provision for possible loan and lease losses.......        450               950              540               540
                                                      --------         ---------        ---------         ---------
Net interest income after provision for possible
  loan and lease losses............................      5,475             5,545            6,702             7,009
Total non-interest income..........................      1,880             4,644            2,581             2,661
Total non-interest expense.........................      5,475             6,622            6,042             6,142
                                                      --------         ---------        ---------         ---------
Income before provision for income taxes...........      1,880             3,567            3,241             3,528
Provision for income taxes.........................        713             1,390            1,245             1,359
                                                      --------         ---------        ---------         ---------

Net income.........................................   $  1,167         $   2,177        $   1,996         $   2,169
                                                      ========         =========        =========         =========
Basic earnings per share(1)........................   $   0.38         $    0.62        $    0.50         $    0.53
Diluted earnings per share(1)......................       0.31              0.54             0.47              0.50


1996

Interest income....................................   $  7,426         $   7,803        $   8,714         $   9,326
Interest expense...................................      2,748             2,889            3,275             3,583
                                                      --------         ---------        ---------         ---------
Net interest income................................      4,678             4,914            5,439             5,743
  Provision for possible loan and lease losses.....        510               150              250               100
                                                      --------         ---------        ---------         ---------
Net interest income after provision for possible
  loan and lease losses............................      4,168             4,764            5,189             5,643
  Total non-interest income........................      1,666             1,755            1,825             2,092
Total non-interest expense.........................      4,910             5,920            5,472             5,395
                                                      --------         ---------        ---------         ---------
Income before provision for income taxes...........        924               599            1,542             2,340
Provision for income taxes.........................        357               211              602               907
                                                      --------         ---------        ---------         ---------

Net income.........................................   $    567         $     388        $     940         $   1,433
                                                      ========         =========        =========         =========
Basic earnings per share(1)........................   $   0.21         $    0.14        $    0.33         $    0.50
Diluted earnings per share(1)......................       0.17              0.13             0.27              0.39

(1) All per share data has been adjusted to reflect stock dividend and stock splits and has been restated under the guidelines of SFAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations For the Years Ended December 31, 1997, 1996 and 1995

The Company derives or has derived income from four principal areas of business:
(1) net interest income, which is the difference between the interest income the Company receives on interest-bearing loans and investments and the interest expense it pays on interest-bearing liabilities such as deposits and borrowings;
(2) the origination and sale of SBA loans including the securitization during 1997 of $51 million in unguaranteed portions of SBA loans; (3) servicing fee income and interest only strip income which results from the ongoing servicing of loans sold by the Company and other loans pursuant to purchased servicing rights; and (4) service charges and fees on deposit accounts.

Net income for the year ended December 31, 1997 increased 126%, from $3.3 million during 1996 to $7.5 million during 1997. This increase resulted from a 31% increase in net interest income and from a 60% increase in non-interest income. Partially offsetting the increase in income was an increase of 12% in non-interest expense and an increase of 146% in the provision for possible loan and lease losses.

The following table summarizes the operating results for the years ended December 31, 1997, 1996, and 1995 (amounts in thousands except percentage amounts):

                                           December 31,                    1997 over 1996             1996 over 1995
                                           ------------                    --------------             --------------
                                    1997         1996        1995        Amount    Percentage(1)   Amount     Percentage(1)
                                    ----         ----        ----        ------    -------------   ------     -------------
Total interest income.........    $ 44,310      $33,269      $25,831     $ 11,041       33.2%      $  7,438       28.8%
Total interest expense........      17,099       12,495        8,491        4,604       36.8          4,004       47.2
                                  --------      -------      -------     --------                  --------
Net interest income...........      27,211       20,774       17,340        6,437       31.0          3,434       19.8
Provision for possible
   loan and lease losses.......      2,480        1,010        1,270        1,470      145.5           (260)     (20.5)
                                  --------      -------      -------     --------                  --------
Net interest income after
   provision for possible
   loan and lease losses......      24,731       19,764       16,070        4,967       25.1          3,694       23.0
Total non-interest income.....      11,766        7,338        7,969        4,428       60.3           (631)      (7.9)
Total non-interest expense....      24,281       21,697       20,944        2,584       11.9            753        3.6
                                  --------      -------      -------     --------                  --------
Income before provision for taxes   12,216        5,405        3,095        6,811      126.0          2,310       74.6
Provision for income taxes....       4,707        2,077        1,179        2,630      126.6            898       76.2
                                  --------      -------      -------     --------                  --------

Net Income                        $  7,509      $ 3,328      $ 1,916     $  4,181      125.6       $  1,412       73.7
                                  ========      =======      =======     ========                  ========

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

                                                        1997 over 1996                        1996 over 1995
                                                        --------------                        --------------
                                                Volume       Rate         Total         Volume        Rate       Total
Increase (Decrease) in Interest Income:
Loans.......................................  $  10,106   $  (1,255)   $   8,851     $   9,429    $  (2,505)   $   6,924
Mutual funds................................        111        (142)         (31)          (23)         (10)         (33)
Taxable securities..........................        935         176        1,111           (57)          99           42
Tax-exempt securities.......................        179           5          184           139           30          169
Federal funds sold..........................        812          45          857           422          (78)         344
Other.......................................          7          62           69             7          (15)          (8)
                                              ---------   ---------    ---------     ---------    ---------    ---------

Total.......................................     12,150      (1,109)      11,041         9,917       (2,479)       7,438
                                              ---------   ---------    ---------     ---------    ---------    ---------

Increase (Decrease) in Interest Expense:
Deposits:
  Savings deposits..........................         (5)          0           (5)            3           (6)          (3)
  Transaction accounts......................      1,089         550        1,639           350          275          625
  Time deposits.............................      3,244         246        3,490         3,747         (267)       3,480
                                              ---------   ---------    ---------     ---------    ---------    ---------

Total.......................................      4,328         796        5,124         4,100            2        4,102
                                              ---------   ---------    ---------     ---------    ---------    ---------

Other ......................................          0         184          184            (2)         (10)         (12)
Convertible debentures......................       (555)       (149)        (704)          (60)         (26)         (86)
                                              ---------   ---------    ---------     ---------    ---------    ---------

Total.......................................      3,773         831        4,604         4,038          (34)       4,004
                                              ---------   ---------    ---------     ---------    ---------    ---------
Increase in
  net interest income.......................  $   8,377   $  (1,940)   $   6,437     $   5,879    $  (2,445)   $   3,434
                                              =========   =========    =========     =========    =========    =========

As disclosed in the foregoing table, the Company's net interest income in 1997 and 1996 increased over preceding years. In both 1997 and 1996 volume increases were primarily related to an increase in the asset size of the Company. During 1997 and 1996, total daily average assets increased by 37.8% and 33.3%, respectively. During these same periods, the volume component of the increase in net interest income was 40.3% and 33.9%, respectively.

During 1996 and 1997, the rate of increase in the volume component of the increase in net interest income exceeded the increase in average daily assets, primarily as a result of an increase in the percentage of average interest earning assets to average total assets from 85.3% in 1995 to 87.7% during 1996 and 88.9% in 1997. This increase in average interest earning assets was partially offset in 1996 by a decrease in average non-interest-bearing deposits as a percentage of average total deposits from 21.0% in 1995 to 19.0% in 1996. During 1997 this percent increased to 20.7%.

During 1995, 1996 and in 1997, the Company found itself in the position of funding much of its growth through the use of interest-bearing deposits. The Company charges interest rates and fees in accordance with general economic conditions, capital and liquidity constraints, and desired net interest margin levels.

Approximately 69% of the Company's loan portfolio consists of variable rate loans tied to the prime rate for leading banks and as used by the Company ("prime rate"). An additional 9% are variable rates tied to other indexes. The prime rate is influenced by forces outside the Company's control. Because the Company has a lower volume of variable rate deposits than variable rate loans, the Company would expect to incur a reduction in its net interest margin when interest rates fall, and when interest rates rise, the reverse would be expected to apply.

During the first quarter of 1996 the Company moved to mitigate the effect of the change in the prime rate on its net interest income by entering into a three year $20 million notional amount interest rate swap agreement with a major bank. Under this agreement the other bank pays a fixed rate of 8.17% and receives from the Company the prime rate. If prime increases by 1%, the Company would pay the other bank $216 thousand on an annual basis. Conversely, if prime decreases by 1%, the other bank would pay the Company $184 thousand on an annual basis. At the current prime rate of 8.5%, the Company will pay the other bank $66 thousand annually. Any payments made or received by the Company under the terms of the agreement are more than offset by the corresponding increase or decrease in interest on its variable rate loans. This transaction has a similar effect to that of converting approximately 6% of the Company's variable rate loans to a fixed rate.

The average prime rate for 1997 was 8.44% compared to 8.27% in 1996. This increase equates to a positive price variance in 1997 of $0.5 million compared to an actual negative price variance of $1.3 million. The difference includes a decrease in the contribution of loan fees. As a percentage of average loans, loan fees represented 0.27% in 1997, 0.42% in 1996 and 0.55% in 1995. In addition to the decrease in prime and the decline in loan fees as a percentage of average loans, during 1996 and 1997 the Company has experienced increased competition in the pricing of its loans.

The Company has been aggressive in growing its loan portfolio and has encountered price competition in its service areas, particularly the Sacramento and Reno markets. There is strong competition in these markets for larger, higher quality loans, and the decrease in loan yields reflects this.

In 1996, the average prime rate was 8.27% compared to 8.83% for 1995. This 1996 decrease equated to a negative price variance in 1996 of $1.3 million compared to an actual negative price variance of $2.5 million. The difference includes a decrease in the contribution of loan fees, and increased competitive pressures.

The positive volume variance in federal funds sold during 1997 and 1996 resulted from the Company's increase in liquid assets as its overall size increased. During 1997 the Company also experienced several months when it held a large amount of federal funds sold related to the cash infusion from its June, 1997 securitization. Those funds were used to support loan growth and lessen the Company's reliance on out-of-area C.D.'s. In addition, a higher level of federal funds sold was desired given the increase in loan funding levels.

The 1997 and 1996 rate variances in federal funds sold are primarily attributed to the interest rate changes during these periods.

During 1996 and 1997 the Company increased its holding of guaranteed portions of SBA loans. These loans, which can be sold in relatively short periods of time, provide an available source of additional liquidity. During 1996 and 1997 the Company has decreased its reliance on short-term U.S. securities in funding its liquidity needs while increasing its holdings of longer term tax-exempt securities. These tax-exempt securities provide an attractive investment alternative given the current interest rate environment and the increase in the average maturity of the investment portfolio is consistent with the additional sources of short-term liquidity.

The Company has increased its U.S. Government security portfolio during 1997 primarily to meet its requirement for the pledging of these and similar securities to support public deposits. Average public deposits increased from $13.8 million in 1996 to $26.8 million in 1997.

The positive rate variance in 1996 and 1997 in taxable investment securities includes the effect of the introduction of mortgage-backed securities into the Company's investment portfolio and market interest rate conditions. The weighted average original maturity of the tax-exempt portfolio has increased from 12.1 years at December 31, 1995 to 14.0 years at December 31, 1996. The positive rate variance in tax-exempt securities primarily relates to this increase.

Mutual funds consist of investments in mutual funds whose assets are invested primarily in U.S. government securities. The increase in volume and decline in rate during 1997 relates to the acquisition of a mutual fund purchased primarily for tax planning purchases. This fund was sold during December of 1997 resulting in a gain of $87 thousand, however no interest was received from the fund during the time the Company held this investment.

The average balance and average rate paid on interest bearing transaction accounts during 1997 and 1996 are as follows:

                                                Year Ended December 31,

                                         1997                     1996
                                ------------------------- --------------------
                                              Money                     Money
                                    NOW       Market       NOW          Market

Average Balance.............    $  54,631      $91,112    $43,660       $59,303
Rate paid...................        1.41%        3.83%      1.23%         3.51%

The rates paid on the Company's deposits are primarily driven by market conditions in its service areas. In 1995 the average rate paid on time deposits declined to 5.68% from 5.85% during 1995, but the rate paid on money market accounts increased. This increase in money market rates includes the effect of tiering money market accounts at the Company's Nevada operations and general market conditions in the Company's service area.

Average interest bearing transaction accounts increased by $42.8 million in 1997 and $15.4 million in 1996. During 1995 the Company added four new branches located in Carson City, Nevada, and in Sacramento, South Grass Valley and Auburn, California. Average interest bearing transaction accounts increased in 1997 by $22.2 million at these branches and by $14.9 million during 1996.

In addition to the branches opened in 1995 the Company acquired Mercantile Bank located in downtown Sacramento, California, in June of 1997 and moved to an enlarged Reno, Nevada facility during 1996. The former Mercantile facility added average interest bearing transaction accounts totaling $8.4 million while the Reno facility grew its average interest bearing transaction accounts by $12 million.

Average time deposits increased by $57.1 million during 1997. Of this increase $33.3 million was generated at the four branches opened in 1995, $7.3 at the new downtown Sacramento facility and $7.6 million at the Reno facility. Average out-of-area CD's decreased by $4.7 million. In 1997 the average rate paid on time deposits increased to 5.79%.

The Company relied on time deposits to fund most of its growth during 1996. Average time deposits increased by $64.1 million during 1996. Of this increase, $23.0 million was generated at the four new branches and average out-of-area CD's increased by $8.6 million. In addition, average time deposits held by public agencies increased by $8.3 million. Out-of-area CD's totaled $45.8 million at December 31, 1996 or 11.5% of total deposits at that same date. The rate variances in time deposits for 1996 and 1997 primarily relate to market conditions.

The rate variance in other interest bearing liabilities during 1997 includes the effect of the Company's $20 million interest rate swap agreement and the interest component of payments made under the Company's Salary Continuation and Director Emeritus plans.

The negative rate and volume variances during 1997 and 1996 in convertible debentures relate to the conversion into common stock. When presented for conversion any accrued but unpaid interest on debentures was forfeited by the debenture holder.

During 1997 the Company's outstanding convertible debentures were converted into Company stock. During the period from January 1, 1997 to May 4, 1997, $4.85 million of the Company's 8 1/2% convertible debentures were converted into 485.1 thousand shares of common stock. On May 5, 1997, the Company announced it would redeem the remaining $3.67 million in debentures effective June 30, 1997. These debentures were converted into 366.9 thousand shares of Company stock. During 1996 $1.48 million in debentures were converted into common stock.

Provision  for  Possible   Loan  and  Lease   Losses.   At  December  31,  1997,
approximately 74% of the Company's loan portfolio was held in loans collateralized primarily by real estate. Particular attention is given by the Company to factors affecting the real estate markets. The primary risk elements considered by management with respect to commercial real estate loans are changes in real estate values in the Company's market area and general economic conditions. The primary risks associated with other commercial loans are the financial condition of the borrower, general economic conditions in the Company's market area, the sufficiency of collateral, the timeliness of payment and interest rate fluctuations. The primary risk elements considered by management with respect to other loans are the lack of timely payment and the value of collateral. The Company has a reporting system that monitors past due loans and management has adopted policies to preserve the Company's position as a creditor.

The Company maintains its allowance for possible loan and lease losses to provide for potential losses in its loan and lease portfolio. The allowance is established through charges to earnings in the form of a provision for possible loan and lease losses. Loan losses are charged to, and recoveries are credited to, the allowance for possible loan and lease losses. The provision for possible loan and lease losses is determined after considering various factors such as loan loss experience, current economic conditions, maturity of the loan portfolio, size of the loan portfolio, industry concentrations, borrower credit history, the existing allowance for possible loan and lease losses, independent loan reviews, current charges and recoveries and the overall quality of the portfolio, as determined by management, regulatory agencies and independent credit review consultants retained by the Company.

In evaluating the Company's allowance for possible loan and lease losses, management considers the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio which includes SBA loans and local commercial loans. From inception of its SBA lending program in 1983, the Company has sustained relatively low level of losses from these loans, averaging less than 0.5% of loans outstanding per year. Net losses in 1995 for these loans were $575 thousand. During 1996, net losses in the SBA loan portfolio decreased to $27 thousand. For 1997, SBA net loan losses, totaled $763 thousand.

Most of the Company's other loan losses have been for loans to businesses within the Tahoe basin area and in its Nevada operations. It is important for the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. The Company also attempts to mitigate this risk inherent in these loans through the loan review and approval process.

The provision for loan and lease losses was $2,480 thousand and $1,010 thousand for the years ended December 31, 1997 and 1996, respectively. The provision for both years includes the effect of growth in the loan portfolio. Unguaranteed loans increased $87.2 million and $76 million during 1997 and 1996, respectively. The 1997 increase is after the securitization and sale of $51.3 million of unguaranteed portions of SBA loans. The increase in provision in 1997 includes additional amounts to reestablish the level of reserves after net loan losses of $1,241 thousand.

The allowance for possible loan and lease losses as a percentage of loans and leases was 1.54% at December 31, 1997, 1.41% at December 31, 1996 and 1.60% at December 31, 1995. The increase of 0.13% in the allowance for possible loan and lease losses as a percentage of loans from December, 1996 includes 0.11% related to the acquisition of Mercantile Bank. Guaranteed portions of loans were $60.0 million and $37.4 million at December 31, 1997 and 1996, respectively. Excluding loans and portions of loans guaranteed by the federal government, the allowance for possible loan and lease losses to total loans and leases was 1.78% at December 31, 1997 and 1.59% at December 31, 1996.

Of total gross loans and leases at December 31, 1997, $6.0 million were considered to be impaired. The allowance for possible loan and lease losses included $718 thousand related to these loans. The average recorded investment in impaired loans during the year ended December 31, 1997 was $5.7 million.

The following table sets forth the ratio of nonaccrual loans to total loans, the allowance for possible loan and lease losses to nonaccrual loans and the ratio of the allowance for possible loan and lease losses to total loans and leases, as of the dates indicated.

                                                                                          December 31
                                                                                 1997       1996       1995
                                                                                -------     ------    ------
Nonaccrual loans to total loans and leases                                        1.4%        1.7%      2.3%
Allowance for possible loan and lease
 losses to nonaccrual loans                                                     111.1%       84.8%     70.2%
Allowance for possible loan and lease
 losses to total loans and leases                                                 1.5%        1.4%      1.6%

If the guaranteed portions of loans on nonaccrual status, which total $1.9 million, are excluded from the calculations, the ratio of nonaccrual loans to total loans and leases at December 31, 1997 declines to 1.0% and the allowance for possible loan and lease losses to nonaccrual loans increases to 161.3%.

At December 31, 1996, excluding the guaranteed portions of loans on nonaccrual, these same percentages are 1.0% and 141.8%, respectively.

The following table sets forth the amount of the Company's nonperforming loans as of the dates indicated (amounts in thousands).

                                                                                              December 31

                                                                                       1997       1996       1995
                                                                                     -------     ------    ------
Nonaccrual loans:

 SBA ..................................................................              $5,281      $4,985    $5,351
 Other.................................................................                 702         378       125

Accruing loans past due 90 days or more:

 SBA ..................................................................              $1,127      $1,071    $  816
 Other.................................................................                 255       1,061       207

Restructured loans (in compliance with modified terms).................              $  660      $  275    $   78

Management considers the allowance of $6.6 million at December 31, 1997, to be adequate as a reserve against foreseeable losses at that time.

Total Non-Interest Income. Total non-interest income for the year ended December 31, 1997 increased by 60.3% from the 1996 level. For 1996 non-interest income decreased by 7.9% as compared to 1995.

The following table summarizes the principal elements of total non-interest income and discloses the increases (decreases) and percent of increases (decreases) for 1997 and 1996 (amounts in thousands except percentage amounts):

                                                                                       Increase (Decrease)
                                      Year Ended December 31,              1997 over 1996           1996 over 1995
                                  1997          1996         1995        Amount     Percentage     Amount    Percentage
Service charges................ $ 2,299       $ 1,722       $1,755       $  577       33.5%      $   (33)      (1.9)%
Securities (losses)/gains......       8            (8)         (62)          16      200.0            54       87.1
Net gain on sale of loans......     694           373          307          321       86.1            66       21.5
Net gain on securitization.....   2,626             0            0        2,626      100.0             0        N/A
Net loan servicing income
 and I/O strip income..........   4,577         4,087        4,667          490       12.0          (580)     (12.4)

Other income...................   1,562         1,164        1,302          398       34.2          (138)     (10.6)
                                -------       -------       ------       ------                  -------

                                $11,766       $ 7,338       $7,969       $4,428       60.3       $  (631)      (7.9)
                                =======       =======       ======       ======                  =======

Service charges on deposit accounts increased by 33.5% during 1997. This increase resulted from a change in service charge structure during February of 1997 and an increase in average non-interest-bearing demand deposits.

During June 1997 the Company completed its first securitization of the unguaranteed portion of SBA 7(a) loans. This sale included over $51 million in loans. A gain of approximately $2.6 million was recorded upon this sale. Related to this transaction the Company recorded a recourse obligation of $3.3 million. This represents the present value of projected future losses, discounted using a risk-free interest rate of 5.65%. In addition the Company's interest-only strips receivable, excluding the fair market value adjustment, increased by approximately $4 million related to the securitization and discount on loans decreased by approximately $2.6 million. Included in loans and leases at December 31, 1997 are discounts on the retained portion of government guaranteed loans of $3.4 million. This compares to $5.6 million at December 31, 1996.

The Company is planning a securitization of approximately $80 million of SBA 504 and similar loans. Because the average yield on these loans is lower than the average yield on loans in the Company's 1997 securitization the gain on this planned securitization is expected to be substantially lower than the 1997 gain.

Sales of the guaranteed portion of SBA 7(a) loans in 1997, 1996 and 1995 were $9.6 million, $5.6 million, and $5.6 million, respectively. In 1996 the Company altered its strategy with respect to the sale of SBA 7(a) loans. Rather than continuing to sell the guaranteed portion of the portfolio the Company began to retain the guaranteed portion and to securitize and sell portions of unguaranteed SBA loans. The SBA loan sales in 1997 were made both to facilitate the securitization and to reduce industry concentrations. The 1996 sales were made primarily to reduce the Company's balance of loans to the hotel/motel industry. By selling these guaranteed portions the Company is able to take advantage of new lending opportunities in this industry while maintaining an acceptable concentration level.

In addition to sales of SBA 7(a) loans the Company sells the guaranteed portion of the Business & Industry loans ("B&I") loans it generates. Sales of the guaranteed portion of B&I loans totaled $10.4 million in 1997 and $3.6 million in 1996. Because B&I loans tend to have a lower yield than SBA loans, the Company intends to sell the government guaranteed portion of the B&I loans it originates.

The net gain on sale of the guaranteed portion of SBA and B&I loans during 1997 totaled $694 thousand. This compares to $373 thousand during 1996.

At December 31, 1997 the Company had $46.7 million of guaranteed portions of SBA loans which it could sell, an increase of $17.6 million over the $29.1 million held at December 31, 1996.

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

The Company expanded its ability to generate an increased volume of SBA loans through the establishment of new loan production offices in Buena Park in Southern California in February 1995, in Fresno in December 1995, and in Portland Oregon, Denver Colorado, and Chattanooga, Tennessee during 1997. In addition, the Company added personnel at other offices.

The Company experienced disappointing results at its Buena Park facility and closed it during 1996. In lieu of providing a full office, the Company contracted with an established loan broker to provide SBA loan referrals from the Southern California market. The contract gives the Company an exclusive right of first refusal on all 7(a) loans referred by this broker.

In addition, the Company has increased its efforts to diversify its lending activities and during 1996 and 1997 has experienced significant gains in its construction, real estate and non-SBA commercial loan portfolios.

Net loan servicing and I/O strip income increased by 12.0% in 1997 compared to 1996. This compares to a decrease of 12.4% in 1996 from 1995. Net loan servicing and I/O strip income primarily consists of income generated from previously sold or securitized SBA loans. Servicing and I/O strip income on SBA loans is reported net of the amortization of the related servicing and I/O strip assets. Amortization is based on the expected average life of the related loans. To date, actual prepayment experience reflects an average life in excess of the estimated life.

The increase in net servicing and I/O strip income during 1997 relates to the June 1997 securitization of $51 million in unguaranteed portions of SBA loans. Servicing and I/O strip income exclusive of amortization has increased from $5.6 million in 1996 to $6.3 million in 1997. This compares to a decline in 1996 of $600 thousand from $6.2 million in 1995. A decline of approximately $300 thousand would have been experienced in 1997 absent the securitization. These declines relate to payments on existing loans including normal amortization and prepayments. During 1997 and 1996, the Company experienced an increase in prepayments associated with refinancing by other banks.

Other income consists primarily of merchant credit card fees, the sales of mutual funds, and annuities through a third party marketer, rental income and gains during 1995 on sale of the right to service mortgage loans. Beginning in 1996 the Company increased its staffing and emphasis on sale of mutual funds and annuities generating revenue of $333 thousand from this source, an increase of $240 thousand from the $93 thousand generated from these sales during 1995. During 1997 an increase was again achieved with revenue of $483 thousand from this source.

Merchant credit card revenue totaled $517 thousand in 1997, $473 thousand in 1996 and $442 thousand in 1995. Rental income totaled $203 thousand in 1997 and $129 thousand in 1996. An additional source of the increase in other income during 1997 was a $131 thousand insurance recovery of legal costs related to a litigation matter settled in the Company's favor during 1996.

Gain on sales of servicing rights on mortgage loans totaled $190 thousand in 1995. During 1995, as a result of the decline in profitability of this operation and to focus on the Company's most strategically important activities, the Company closed its mortgage banking operations. As a result of a termination of its mortgage banking operations, the Company did not generate gains from the sale of mortgage servicing rights in 1996 or 1997.

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

The following table computes the ratio of major non-interest expense categories to total average assets (in thousands except for percentage amounts):

                                                          Salaries              Occupancy
                                                             and                   and                  Other
             Year Ended              Average               Related              Equipment           Non-Interest
            December 31,             Assets              Benefits(1)            Expenses              Expenses
                1997               $525,998                  2.4%                  0.8%                  1.3%
                1996                381,620                  3.1                   0.9                   1.6
                1995                286,194                  3.7                   1.2                   2.4

(1) Excludes bonuses. Including bonuses, percentages would be 2.6%, 3.2% and 3.7% for the years ended December 31, 1997, 1996 and 1995, respectively.

The following table summarizes the principal elements of non-interest expenses and discloses the increases (decreases) and percent of increases (decreases) for 1997 and 1996 (amounts in thousands except percentage amounts):

                                                                                       Increase (Decrease)
                                      Year Ended December 31,              1997 over 1996             1996 over 1995
                                   1997          1996         1995         Amount     Percentage     Amount      Percentage
Salaries and related benefits    $12,599       $11,884      $10,564      $   715          6.0%      $ 1,320        12.5%
Bonuses......................        810           202           63          608        300.8           139       220.6
Occupancy and equipment......      4,180         3,486        3,401          694         19.9            85         2.5
Insurance....................        233           242          277           (9)        (3.7)          (35)      (12.6)
Postage......................        364           337          304           27          8.0            33        10.9
Stationery and supplies......        369           416          334          (47)       (11.3)           82        24.6
Telephone....................        425           374          350           51         13.6            24         6.9
Advertising..................        697           600          715           97         16.2          (115)      (16.1)
Legal fees...................        190           484          470         (294)       (60.7)           14         3.0
Consulting fees..............      1,082           506          263          576        113.8           243        92.4
Audit and accounting fees....        202           151          150           51         33.8             1         0.7
Directors' fees and expenses.        508           429          909           79         18.4          (480)      (52.8)
FDIC assessments.............         51             4          284           47      1,175.0          (280)      (98.6)
Other........................      2,571         2,582        2,860          (11)        (0.4)         (278)       (9.7)
                                 -------       -------      -------      --------                   -------

                                 $24,281       $21,697      $20,944      $ 2,584         11.9       $   753         3.6
                                 =======       =======      =======      =======                    =======


The increase in base salary expense during 1997 relates to the Company's growth including the new downtown Sacramento branch and the newly opened government guaranteed lending offices, and an increase in loan and deposit volumes. Additionally, this reflects normal annual merit increases. This was partially offset by reductions in the Company's workforce related to an outside consultant's review of the Company's operations. In total, base salaries and wages increased by $91 thousand over 1996 levels. Commission and incentive costs increased by $860 thousand from 1996 levels. SBA and B&I loan volume increased in 1997, and commission expense related to these loans increased by approximately $303 thousand. In 1997, the Company expanded its commission program to increase the benefits available to loan offices and business development officers, resulting in an increase of $351 thousand. Incentives of $74 thousand were incurred in 1997 as a result of the securitization. Consistent with an increase in volume, commissions paid to the Company's noninsured product representatives increased by $90 thousand in 1997 as compared to 1996.

The increase in salary expense in 1996 as compared to 1995 includes the effect of the four new branches opened in 1995, partially offset by the termination of the Company's mortgage operations. Commissions and incentive pay have, exclusive of mortgage banking operations, increased by $883 thousand during 1996 as compared to 1995, including a $438 thousand increase in commissions paid for the generation of SBA and other government guaranteed loans. In 1996, the Company increased the number of employees whose compensation is partially commission based and changed the commission structure of many of its loan production personnel. The increase includes these changes as well as an increase in volume of loan originations.

The increase in bonus expense in 1997 relates to bonuses earned by the Company's Senior Management. Bonuses are payable under the Company's Senior Management Bonus Plan to non-commissioned Senior Vice Presidents and above, exclusive of the CEO, Chief Counsel and Chief Auditor, upon achieving certain predefined goals. Bonus expense related to this plan totaled $422 thousand in 1997. No bonuses were paid under this plan in 1996, although bonuses totaling $35 thousand were paid to Senior Management in 1996, based on recommendations made by the CEO to the Director's Personnel Committee.

The CEO, the head of the Company's legal department and the head of the Company's audit department are not included in the Senior Management incentive plan. Their bonuses are determined by the Company's Board of Directors. Bonus expense for these individuals totaled $200 thousand in 1997. This compares to $37 thousand in 1996 related to the Audit and Legal departments.

The increase in bonus expense in 1996 over 1995 was primarily attributable to bonus payments to full time noncommissioned employees below the rank of Senior Vice President. The bonus expense in 1995 relates to the Legal and Audit departments. In addition, during 1995 the Company had an incentive plan in place covering all non-commissioned employees; however, no bonuses were earned under this plan.

The rise in occupancy and equipment expense during 1997 is primarily attributable to maintenance and repair costs on an expanded computer hardware and data communications network, as well as depreciation on an increased base of fixed assets. Specifically, $388 thousand relates to the acquisition of Mercantile Bank and expansion of our branches in Reno and Carson City, Nevada.

The Company maintains a financial institutions bond for its operations and directors and officers insurance. The decrease in overall insurance costs from 1995 levels resulted from a softening of the insurance market for financial institutions and a change in insurance carriers. The increase in postage relates to the increase in the size of the Company. Stationery and supplies costs increased in excess of the increase in average assets during 1995 primarily related to $45 thousand incurred for the start up and 1995 operations of the four new branches. This cost remained high in 1996 because of costs associated with printing forms and supplies following the change in the Company's name.

Telephone costs during 1996 and 1997 included the costs of an expanded branch system and an upgrade and expansion of the Company's data communication telephone lines. Advertising in 1995 includes an expanded budget and costs related to the new branches. In 1997 the increase in advertising includes the effect of an expansion of the Company's SBA advertising efforts, the acquisition of Mercantile Bank and the costs of printing new product brochures.

The increase in legal expense during 1996 relates primarily to two litigation matters. One matter went to trial in June 1996 and was decided in the Company's favor. Increased costs were incurred in the second matter, which is ongoing and relates to a property acquired by the Company through foreclosure and subsequently sold. (See Item 3. "Legal Proceedings" for a description of this matter.) Legal expenses during 1995 primarily relate to general litigation matters and a voluntary internal investigation of the Company's investment in an entity known as Community Assets Management.

During the first quarter of 1997, the Company engaged an outside consulting firm to assist in identifying opportunities to reduce operating expenses and to recommend more efficient methods of operating. The increase in consulting costs is primarily related to this engagement. Total consulting expense related to this engagement in 1997 was $544 thousand. Additionally, consulting costs in 1997 included $150 thousand paid related to the Company's pending acquisition of CCBC. The increase in audit and accounting fees during 1997 primarily relates to costs associated with the June 1997 securitization.

The increase in consulting during 1996 primarily relates to costs associated with the changing of the name of the Company's subsidiary. Other significant components of consulting expenses during 1996 include payments made for outside credit reviews of the Company's loan portfolio and $90 thousand paid to an SBA loan broker who provides referrals from the southern California marketplace.

Directors' expenses in 1995 includes a one-time $528 thousand pre-tax charge for the Director Emeritus Program, which provides retirement benefits to certain directors who chose to participate in the program. The increase in Directors' expenses in 1997 relates to the Company's Directors Deferred Compensation and Stock Award Plan. This plan allows for the deferral of Director fees in the form of phantom shares of common stock. As the market value of the Company stock increases, an adjustment to reflect the increased value of this stock is recorded as Director Expense. Conversely, if the stock should decrease in value a credit to expense would be recorded.

The decrease in FDIC assessments from 1995 levels is related to a reduction in rates. Effective June 1, 1995, the FDIC revised its rate schedule reducing rates to reflect the fact that the Bank Insurance Fund was fully recapitalized at the end of May 1995. The increase in 1997 relates to the newly assessed FICO premium.

Included in other expense in 1997 is a charge of $442 thousand for a reduction in staffing. The Company recorded as a reduction of other expense $250 thousand related to a decrease in the estimated recourse obligation recorded on its June 1997 securitization.

Included in other expenses in 1996 are $352 thousand related to a reduction in staffing effective May 1, 1996, $70 thousand on a litigation matter and $114 thousand related to a servicing error on an SBA loan. Other expense in 1995 includes a $100 thousand business loss related to other real estate owned, $232 thousand related to two litigation matters, $243 thousand related to the termination of the Company's mortgage operations, and a pretax charge of $530 thousand during the fourth quarter related to the closing of the Company's branch located in the Crescent V Shopping Center in South Lake Tahoe, California. The customer accounts formerly maintained in this branch were transferred to the Company's Bijou branch which is located approximately one mile away.

Provision for Income Taxes. The provision for income taxes was $4.7 million, $2.1 million and $1.2 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing 38.5%, 38.4% and 38.1%, of income before taxation for the respective years.

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

The Company has various sources of liquidity. Increases in liquidity result from the maturity or sale of assets. Other than cash itself, short-term investments like federal funds sold are the most liquid assets. Also, investment securities available for sale can be sold prior to maturity as part of prudent asset/liability management in response to changes in interest rates and/or prepayment risk as well as to meet liquidity needs. Additionally, liquidity is provided by loan repayments and by selling loans in the normal course of business. At December 31, 1997, the Company had $46.7 million in guaranteed portions of SBA loans available for sale, most of which could be sold within a short period of time compared to $29.1 million of SBA loans available for sale at December 31, 1996. In management's view, these loans represent an available source of liquidity. Deposits such as demand deposits, savings deposits and retail time deposits also provide a source of liquidity. They tend to be stable sources of funds except that they are subject to seasonal fluctuations. The Company maintains an adequate level of cash and quasi-cash items to meet its day-to-day needs and in addition, at December 31, 1997, the Company had an unsecured line of credit totaling $7.5 million with one of its correspondent banks.

During 1995 the Company changed its strategy from the selling of the guaranteed portion of SBA loans to retaining these portions of loans in its portfolio. Additionally, the Company announced its intention to securitize and sell the unguaranteed portion of SBA loans. The Company completed the first such securitization during June, 1997 which included $51 million of the unguaranteed portions of SBA loans.

Cash and due from banks and federal funds sold as a percentage of total deposits were 11.6% at December 31, 1997 as compared to 14.7% at December 31, 1996. Although a decrease in the percentage for 1997 was experienced this was offset by the additional liquidity provided by the increase in SBA loans available for sale. Cash and due from banks totaled $47.7 million at December 31, 1997 as compared to $26.4 million at December 31, 1996, and federal funds sold totaled $13.5 million at December 31, 1997 as compared to $32.2 million at December 31, 1996. Federal funds sold represent deposits with major banks and are predominantly uninsured. The uninsured portion of these deposits together with the uninsured portion of cash deposited with other institutions totaled $15.9 million as of December 31, 1997. In the event of a failure of any of these institutions, the Company could lose all or part of its deposits. To mitigate this risk, the Company periodically examines the financial statements of these institutions and limits the amount it deposits with any single institution.

Total gross loans and leases, exclusive of unearned income on leases and deferred loan fees/costs, increased by $110.7 million from $325.1 million at December 31, 1996 to $435.8 million at December 31, 1997. The increase included $17.5 million in SBA loans, $22.1 million in other commercial loans, $37.4 million in real estate - mortgage, $27.5 million in real estate-construction, $6.1 million in leases and $0.1 million in individual and other loans. The increase in SBA loans relates to the Company's decision to retain the guaranteed portion of SBA loans, to an increase in lending directed towards the SBA's 504 program and to an increase in the volume of new loan originations. Exclusive of the securitization this increase would have totaled $62 million. The increase in other loans reflects the Company's efforts to expand and diversify its non-SBA lending activities. The increase in real estate and construction loans primarily relates to Sacramento and Reno operations. The $110.7 million increase in the loan portfolio since December 31, 1996 was funded with increased time deposits, an increase in other deposits acquired at the Company's four branches opened in 1995, the acquisition of Mercantile Bank and growth in the Company's Northern Nevada Operations.

The Company is planning a securitization approximately $80 million of SBA 504 and similar loans in 1998. These loans are transferred to held for sale status once they are identified. Loans held for sale decreased by $12.4 million due to the completion of the SBA 7(a) Securitization.

Deposits increased by $126.6 million from $399.7 million at December 31, 1996 to $526.3 million at December 31, 1997. This included increases of $38.5 million in interest-bearing transaction accounts, $49.6 million in non-interest-bearing demand accounts, $37.8 million in time deposits and $0.7 million in savings accounts.

The increase in deposits is primarily attributable to the Mercantile acquisition and growth in our larger branches. Deposits at the downtown Sacramento branch were $41.5 million at December 31, 1997. Total deposits at the Company's main Sacramento branch and its northern Nevada branches increased by $35.5 million and $55.3 million, respectively, from December 31, 1996 levels. During the same period, out-of-area certificates of deposit decreased by $35.7 million, as the proceeds of the securitization were used to reduce the Company's reliance on these funds.

In part to mitigate the effect of seasonality of its deposit sources which is due to the local tourist-based economy in part of the Company's service area and in part to provide interim financing of loans the Company intends to securitize, SierraWest Bank utilizes a "money desk" to solicit out-of-area CDS. These CDs supplement its other deposit sources, provide additional liquidity and additionally, help support its loan growth. These deposits, which at December 31, 1995, 1996 and 1997 totaled $34.7 million, $45.8 million and $10.1 million, respectively, represented 11.9%, 11.5% and 1.9% of total deposits as of December 31, 1995, 1996 and 1997, respectively.

To attract out-of-area CDS, SierraWest Bank subscribes to a listing service which lists nationally the rate the Bank is prepared to pay. Customers call SierraWest Bank directly and place deposits. Additionally, beginning in 1995 SierraWest Bank began accepting referrals by brokers which can result in a slightly lower cost of those deposits. At December 31, 1997 $1.4 million of CD's have been acquired through broker referrals. To attract deposits, SierraWest Bank pays a market rate which may at times be above the comparable rate offered by SierraWest Bank to its local depositors. The overhead costs associated with these out-of-area deposits is, however, lower than that for local deposits since local deposits require the use of bank branch facilities and hence the Company believes the cost of these funds does not normally exceed the cost SierraWest Bank incurs to generate comparable deposits through its branch system. While out-of-area deposits are acquired at an acceptable cost, SierraWest Bank monitors the level of these deposits because it is concerned that out-of-area deposits are more rate sensitive and volatile and that there may be some exposure for increased costs in the future should the supply tighten. If interest rates rise rapidly, the Company's reliance on these deposits could have an adverse impact on net interest income if the costs to retain those deposits rise faster than rates charged on interest-earning assets.

Effective January 1, 1997, upon implementation of SFAS 125, the Company's excess servicing receivable and purchased servicing rights were reclassified as a servicing asset for that portion of the receivables that did not exceed contractually specified servicing fees and interest-only strips receivable for the portion which exceeds contractually specified servicing fees. The amortized book value of the servicing asset was $2.0 million at December 31, 1997. The interest-only strips receivable are measured like available-for-sale investments in debt securities under SFAS 115. Included in other assets December 31, 1997, are interest only strips receivable with an estimated market value of $17.1 million. This includes an unrealized gain of $0.7 million.

Capital Resources

At December 31, 1997, the Company had shareholders' equity of $53.6 million as compared to $33.9 million at December 31, 1996. The Company's growth strategy is to expand its banking business, internally and through possible acquisitions. Such expansion is contingent on the retention of internally generated earnings, and the possible issuance of new equity or additional debt, as well as the satisfaction of other factors including obtaining regulatory approvals.

The Company's strategy is to expand its banking business, through internal growth and acquisitions, both within its present service areas, particularly in the Reno metropolitan market and adjacent areas, and the Sacramento Valley locations. It also plans to increase the volume and geographic scope of its SBA lending to leverage on its SBA loan origination and servicing capabilities. In connection with this objective, the Company established loan production offices, during 1995 in Buena Park in southern California and in Fresno, California and during 1997 in Portland, Oregon, Denver, Colorado and Chattanooga, Tennessee. The Buena Park office was closed in 1996.

Effective June 30, 1997 the Company acquired Mercantile Bank. Based in Sacramento, Mercantile was a business bank primarily servicing the commercial and real estate loan industry and had total assets of $42.8 million. Loans and deposits acquired pursuant to the acquisition of Mercantile totaled $26.1 million and $37.7 million. Under the terms of the transaction, shareholders of Mercantile received total compensation of $6.6 million on the acquisition date. The compensation consisted of $170,790 shares of Company common stock and $3.3 million in cash. Goodwill and other intangible assets recorded upon the acquisition of Mercantile totaled $1.8 million. See Note 19 of Notes to Consolidated Financial Statements.

On November 13, 1997, the Company signed a definitive agreement to acquire the outstanding common stock of California Community Bancshares ("CCBC") in a transaction valued at approximately $39 million, based on the closing price of SWB stock on November 13, 1997. CCBC, the parent of Continental Pacific Bank, is headquartered in Vacaville, California. Continental Pacific Bank operates eight banking offices in Solano and Contra Costa counties in California. CCBC had total assets of $197 million at December 31, 1997. The merger, which is scheduled to close during the first half of 1998, is subject to the approval of CCBC's and SWB's shareholders and federal and state regulators, as well as certain other terms and conditions.

Under the terms of the proposed transaction, shareholders of CCBC will receive shares of SWB common stock at an exchange ratio to be determined by a formula based on the average of the closing prices of SWB common stock during a defined 20-day period prior to the effective date of the transaction. For example, if the average price during the 20-day period were $33.75, the closing price of SWB stock on December 31, 1997, each share of CCBC stock would be exchanged for approximately 0.90 shares of SWB common stock. This transaction is expected to be accounted for as a pooling-of-interests.

During June 1996 the Company completed construction of a new regional facility in Reno, Nevada. Total costs incurred for the land and building at December 31, 1997 were $3.9 million. The Company currently occupies approximately 15,257 square feet of this 28,600 square foot facility. The remaining space is leased or to be leased until needed by the Company for expansion. At February 28, 1998 a total of 3,375 square feet had been leased out, with 5,870 square feet of leasable space remaining.

On July 30, 1997, the Company sold its real property in Carson City, Nevada. This property is being leased back on behalf of the Company's Carson City branch for an initial term of thirteen years at an annual rate of $134 thousand for the first five years and increasing thereafter. The gain on the sale was $164 thousand which has been deferred and is being amortized as a reduction of future rental expense.

On February 8, 1994, the Company sold to the public $10,000,000 of 8 1/2% optional convertible subordinated debentures, convertible at the option of the holder at $10.00 per share. These debentures mature on February 1, 2004 and are redeemable on or after February 1, 1997 in whole or in part at the option of the Company. Convertible debentures outstanding at December 31, 1996 and 1995 consisted of $8,520,000 and $10,000,000, respectively of these 8 1/2% optional convertible subordinated debentures. A total of $1,480,000 of debentures were converted into 148,000 shares of common stock during 1996. During the six months ended June 30, 1997, the remaining $8.5 million of these debentures were converted to common stock.

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

Year 2000

Many existing computer programs use only two digits to identify a year in the date datum field (e.g., "98" for "1998"). As a result, the Company, like most other companies, will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

The Company is in the process of communicating with customers that the Company has significant lending relationships with and other third parties to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company, would not have a material adverse effect on the Company.

The Company began the process of identifying the changes required to its software and hardware in 1997 in consultation with software and hardware providers, a consulting firm and bank regulators. While the Company believes it is taking all appropriate steps to assure that its information systems are prepared for the year 2000, it is dependent on vendor compliance to some extent. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant, and contemplates a program of testing compliance to commence in 1998. The Company estimates that its costs related to year 2000 compliance will be at least $200,000 and may be significantly more. This cost is being funded through operating cash flows. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Consequently, no assurance can be given that year 2000 compliance can be achieved without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments entered into for trading purposes. Management uses several different tools to monitor its interest rate risk. One measure of exposure to interest rate risk is gap analysis. A positive gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within such period is greater than the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. The Company has a positive gap. Also, the Company uses interest rate shock simulations to estimate the effect of certain hypothetical rate changes. Based upon the Company's shock simulations net interest income is expected to rise with increasing rates and fall with declining rates.

The Company's positive gap is the result the majority of its loans having floating rates and a significant portion of its investments having a maturity of one year or less, while a significant portion of its liabilities are non interest and low interest bearing accounts that are insensitive to rate changes.

Management has taken several steps to reduce the positive gap of the Company. In 1997, the Company added fixed rate loans and increased the number of longer term investments. Also, in 1996, the Company entered into a fixed for floating swap agreement with a correspondent bank. The swap agreement requires the Company to pay a floating rate tied to prime and receive a fixed rate. The Company intends to continue increasing the number of fixed rate loans and investments held and the use of derivative products such as swaps. Also, in 1997, the Company securitized the unguaranteed portions of loans made under the Small Business Administration's 7(a) program. Securitization is an effective asset liability management tool because the asset and liability cash flows and repricings are closely matched. The Company intends to continue using securitization as a source of funding its loans in the future.

The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total interest-earning assets, as of December 31, 1997. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company (dollars in thousands).

                                                                     December 31, 1997
                                                       Next Day    Over Three     One Year
                                                       to Three  Months Through    Through      Over
                                          Immediately    Months    Twelve Months  Five Years  Five Years       Total
Assets:
  Federal funds sold...............         $  13,500    $       0    $       0    $       0    $       0    $  13,500
  Mutual funds.....................               733            0            0            0            0          733
  Interest-bearing deposits........                 0          396            0            0            0          396
  Taxable investment securities....                 0        3,402        9,266       33,320        3,736       49,724
  Non-taxable investment securities                 0            0          346            0        9,041        9,387
  Loans............................           183,082      130,072       16,460       58,386       45,149      433,149
                                            ---------    ---------    ---------    ---------    ---------    ---------
         Total interest-earning assets        197,315      133,870       26,072       91,706       57,926      506,889
                                            ---------    ---------    ---------    ---------    ---------    ---------

Liabilities:
  Savings deposits(1)..............           172,910            0            0            0            0      172,910
  Time deposits....................                 0       84,918      116,575       21,659           85      223,237
  Lease obligations................                 0            2            7           49          239          297
                                            ---------    ---------    ---------    ---------    ---------    ---------
        Total interest-bearing liabilities    172,910       84,920      116,582       21,708          324      396,444
                                            ---------    ---------    ---------    ---------    ---------    ---------

Net interest-earning assets (liabilities)   $  24,405    $  48,950    $ (90,510)   $  69,998    $  57,602    $ 110,445
                                            =========    =========    =========    =========    =========    =========
Cumulative net interest earning assets
  (liabilities) ("GAP")............         $  24,405    $  73,355    $ (17,155)   $  52,843    $ 110,445
                                            =========    =========    =========    =========    =========
Cumulative GAP as a percentage of
  total interest-earning assets....              4.8%         14.5%        (3.4)%       10.4%        21.8%
                                            ========     =========    =========    =========    =========

(1)  Savings deposits include interest-bearing transaction accounts.

(2)  Includes loans which matured on or prior to December 31, 1997.

At December 31, 1997, the Company had $357.3 million in assets and $374.4 million in liabilities repricing within one year. This means that $17.1 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates during the Immediately to Twelve Month periods. If rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would be reduced. Conversely, if rates were to rise, the reverse would apply.

The following table sets forth the distribution of the expected maturities of the Company's interest-earning assets and interest-bearing liabilities as well as the fair value of these instruments. Expected maturities are based on contractual payments adjusted for the estimated effect of prepayments. Loans have been assumed to prepay at an average rate of 8% per year. This rate is consistent with historical information on the Company's SBA loan portfolio. With respect to other loans the Company has not tracked its historical prepay speed; but for the purposes of this table has utilized an 8% rate. Savings accounts and interest-bearing transaction accounts, which have no stated maturity, are included in the one year or less maturity category (dollars in thousands).

                                                                    December 31, 1997
                                           1998     1999     2000     2001    2002    Thereafter   Total     Fair Value
                                           ----     ----     ----     ----    ----    ----------   -----     ----------
  Federal funds sold................    $  13,500  $     0  $     0  $     0 $     0  $      0    $ 13,500   $ 13,500
    Weighted average rate...........         5.32                                                     5.32
  Interest-bearing deposits.........          396        0        0        0       0         0         396        396
    Weighted average rate...........         5.79                                                     5.79
  Mutual Funds......................          733        0        0        0       0         0         733        733
    Weighted average yield..........         6.35                                                     6.35
  Investment securities.............       13,014   27,125    1,319    1,110   3,766    12,777      59,111     59,111
    Weighted average yield(3).......         5.92     6.07     6.72     6.74    7.35      5.73        6.07
  Fixed rate loans..................       24,353   16,379   13,330    9,386   8,203    24,677      96,328     97,041
    Weighted average rate...........         9.24     9.77     9.63     9.58    9.54      8.38        9.22
  Variable rate loans (1)...........      122,129   39,207   27,942   27,906  24,106    95,531     336,821    340,193
    Weighted average rate...........         9.97    10.36    10.18    10.23   10.34     10.24       10.16
                                        ---------   ------  -------  ------- -------  --------    --------   --------

  Total Interest-earning assets         $ 174,125  $82,711  $42,591  $38,402 $36,075  $132,985    $506,889   $510,974
                                        =========  =======  =======  ======= =======  ========    ========   ========

  Savings deposits(2)...............    $ 172,910  $     0  $     0  $     0 $     0  $      0    $172,910   $172,910
    Weighted average rate...........         2.88                                                     2.88
  Time Deposits.....................      201,493   16,473    2,645    1,109   1,432        85     223,237    223,932
    Weighted average rate...........         5.75     5.98     6.13     6.19    6.19      6.80        5.78
  Lease Obligations.................            9       10       12       13      14       239         297        297
    Weighted average yield..........        11.23    11.23    11.23    11.23   11.23     11.23       11.23
                                        ---------  -------  -------  ------- -------  --------    --------   --------

  Total interest-bearing liabilities    $ 374,412  $16,483  $ 2,657  $ 1,122 $ 1,446  $    324    $396,444   $397,139
                                        =========  =======  =======  ======= =======  ========    ========   ========

(1) Of the total variable rate loans 92.5% reprice or mature in one year or less.
(2) Savings deposits include interest-bearing transaction accounts.
(3) Interest on tax-exempt obligations has not been tax effected to include the related tax benefits in calculating the weighted average yield.

The Company's $20 million notional amount interest rate swap maturities in March, 1999. Under this agreement the other party to the swap pays a fixed rate of 8.17% and receives from the Company the prime rate. The swap had an estimated fair value of a negative $47 thousand at December 31, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page

Independent Auditors' Report................................................49

Consolidated Financial Statements of SierraWest Bancorp
  Consolidated Statements of Financial Condition............................50
  Consolidated Statements of Income.........................................52
  Consolidated Statements of Shareholders' Equity...........................54
  Consolidated Statements of Cash Flows.....................................55
  Notes to Consolidated Financial Statements................................59

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
  SierraWest Bancorp
Truckee, California


We have audited the accompanying consolidated statements of financial condition of SierraWest Bancorp and subsidiary ("Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SierraWest Bancorp and subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 4, to the consolidated financial statements, on January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt."


/s/ Deloitte & Touche LLP

Sacramento, California
February 10, 1998

                                 SIERRAWEST BANCORP AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                           ASSETS


                                                                                 December 31,
                                                                            1997             1996

                                                                             (in thousands)
Cash and cash equivalents:
   Cash and due from banks...................................        $    47,660       $   26,434
   Interest-bearing deposits
     in other banks..........................................                396                0
   Federal funds sold........................................             13,500           32,200
                                                                     -----------       ----------

   Total Cash and Cash Equivalents...........................             61,556           58,634

Investment securities and investments in mutual funds:
   Mutual funds available for sale...........................                733            1,335
   Held to maturity, market value $1,000 and $2,000..........              1,000            2,001
   Available for sale........................................             58,111           31,880

Loans held for sale..........................................             17,061           29,489
Loans and leases, net of unearned lease income,
   deferred loan fees/costs and allowance for
   possible loan and lease losses............................            409,439          289,331
Interest-only strips receivable..............................             17,076                0
Excess servicing on SBA loans................................                  0           14,338
Bank premises, leasehold improvements
   and equipment, net........................................             10,780           12,358
Accrued interest receivable and
   other assets..............................................             13,999            8,523
                                                                     -----------       ----------

   TOTAL ASSETS..............................................        $   589,755       $  447,889
                                                                     ===========       ==========






              See  notes  to  consolidated   financial statements.

                           SIERRAWEST BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     (continued)


                            LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               December 31,
                                                                        1997                  1996

                                                                    (in thousands except share amounts)

Deposits:
   Non-interest-bearing demand...............................         $   130,122          $    80,525
   Savings...................................................              14,023               13,289
   Interest bearing transaction accounts.....................             158,887              120,417
   Time .....................................................             223,237              185,420
                                                                      -----------          -----------

   Total Deposits............................................             526,269              399,651

Other liabilities and interest payable.......................               9,856                5,802
Convertible debentures.......................................                   0                8,520
                                                                      -----------          -----------

   Total Liabilities.........................................             536,125              413,973

Shareholders' equity:
   Preferred stock, no par value;
     9,800,000 shares authorized;
     none issued.............................................                   0                    0
   Preferred stock series A, no par value; 200,000
     shares authorized; none issued..........................                   0                    0
   Common stock, no par value; 10,000,000
     shares authorized; 4,099,811 and 2,771,139 shares
     issued and outstanding at December 31, 1997 and
     1996, respectively......................................              29,587               12,291
   Retained earnings.........................................              23,281               21,654
   Unrealized gain(loss) on investment securities and
     interest-only strips receivable, net of tax of
     $535 and $21............................................                 762                  (29)
                                                                      -----------          -----------

   Total Shareholders' Equity................................              53,630               33,916
                                                                      -----------          -----------

   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY....................................         $   589,755          $   447,889
                                                                      ===========          ===========









                   See  notes  to  consolidated   financial statements.

                                               SIERRAWEST BANCORP AND SUBSIDIARY

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (continued)

                                                                                         Year Ended December 31,
                                                                                  1997           1996          1995

                                                                           (in thousands, except per share amounts)

Interest income:
   Loans and leases..............................................             $   39,357      $  30,506    $    23,582
   Federal funds sold............................................                  1,795            938            594
   Investment securities
     U.S. Treasury...............................................                  1,765            931            976
     U.S. Government agencies....................................                    120             85            385
     States and political subdivisions...........................                    382            198             29
     Other.......................................................                    709            498            144
   Other assets..................................................                    182            113            121
                                                                              ----------      ----------   -----------

   Total Interest Income.........................................                 44,310         33,269         25,831

Interest expense:
   Savings deposits..............................................                    278            283            286
   Transaction accounts..........................................                  4,259          2,620          1,995
   Time deposits ................................................                 12,322          8,832          5,352
   Convertible debentures........................................                     60            764            850
   Other.........................................................                    180             (4)             8
                                                                              ----------      ---------    -----------

   Total Interest Expense........................................                 17,099         12,495          8,491
                                                                              ----------      ---------    -----------

   Net Interest Income...........................................                 27,211         20,774         17,340

   Provision for possible loan and lease losses..................                  2,480          1,010          1,270
                                                                              ----------      ---------    -----------
   Net Interest Income After Provision for Possible
     Loan and Lease Losses.......................................                 24,731         19,764         16,070











                  See  notes  to  consolidated   financial statements.

                           SIERRAWEST BANCORP AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF INCOME
                                     (continued)

                                                                                   Year Ended December 31,
                                                                                  1997           1996          1995

                                                                           (in thousands, except per share amounts)

Non-interest income:
  Net servicing and interest-only strip income...............                 $    4,577     $    4,087    $     4,667
  Net gain on sale and securitization of loans...............                      3,320            373            307
  Service charges on deposit accounts........................                      2,299          1,722          1,755
  Other......................................................                      1,570          1,156          1,240
                                                                              ----------     ----------    -----------

  Total Non-interest  Income.................................                     11,766          7,338          7,969

Non-interest expense:
  Salaries and related benefits..............................                     13,409         12,086         10,627
  Net occupancy and equipment expense........................                      4,180          3,486          3,401
  Other expense..............................................                      6,692          6,125          6,916
                                                                              ----------     ----------    -----------
  Total Non-interest Expense.................................                     24,281         21,697         20,944
                                                                              ----------     ----------    -----------

  Income before provision for income taxes...................                     12,216          5,405          3,095
  Provision for income taxes.................................                      4,707          2,077          1,179
                                                                              ----------     ----------    -----------

  Net Income.................................................                 $    7,509     $    3,328    $     1,916
                                                                              ==========     ==========    ===========

  Basic Earnings per share...................................                 $     2.03    $      1.18   $      0.70
                                                                              ==========    ===========   ===========

Weighted average shares used to calculate
  basic earnings per share...................................                      3,693          2,809         2,728
                                                                              ==========    ===========   ===========

  Diluted Earnings per share.................................                 $     1.82    $      0.96   $      0.63
                                                                              ==========    ===========   ===========

Weighted average shares used to calculate
  diluted earnings per share.................................                      4,155          3,920         3,862
                                                                              ==========    ===========   ===========













                See  notes  to  consolidated   financial statements.

                             SIERRAWEST BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (In thousands)

                                                                                        Unrealized
                                                   Common Stock           Retained      Gain/(Loss)
                                                Shares      Amounts       Earnings      Net of Taxes     Total

Balance at January 1, 1995..................     2,620     $ 11,002       $  17,839      $  (678)    $28,163

   Net Income...............................         0            0           1,916            0       1,916
   Stock options exercised..................        20          142               0            0         142
   Common stock issued on
     conversion of debentures...............         2           10               0            0          10
   Common stock repurchased.................       (50)        (445)              0            0        (445)
   Cash dividends paid......................         0            0            (624)           0        (624)
   Net change in unrealized gain(loss)
     on available for sale securities,
     net of tax.............................         0            0               0          671         671
                                                 -----     --------       ---------      -------    --------

Balance at December 31, 1995 ...............     2,592       10,709          19,131           (7)     29,833
                                                 -----     ---------      ---------      -------    --------

   Net Income...............................         0            0           3,328            0       3,328
   Stock options exercised..................        31          212               0            0         212
   Common stock issued on
     conversion of debentures...............       148        1,370               0            0       1,370
   Cash dividends paid......................         0            0            (805)           0        (805)
   Net change in unrealized gain(loss)
     on available  for sale securities,
     net of tax.............................         0            0               0          (22)        (22)
                                                 -----     --------       ---------      -------    --------

Balance at December 31, 1996 ...............     2,771       12,291          21,654          (29)     33,916
                                                 -----     --------       ---------      -------    --------

   Net Income...............................         0            0           7,509            0       7,509
   Stock options exercised..................       112          877               0            0         877
   Tax benefit derived from the
     exercise of stock options..............         0          457               0            0         457
   Common stock issued on
     conversion of debentures...............       852        7,952               0            0       7,952
   Cash dividend paid ......................         0            0          (1,178)           0      (1,178)
   Common stock issued for
     acquisition............................       171        3,317               0            0       3,317
   Stock dividend on common stock...........       194        4,693          (4,693)           0           0
   Cash paid in lieu of
    fractional shares.......................         0            0             (11)           0         (11)
   Net change in unrealized gain(loss) on
   interest-only strips receivable and
   available for sale securities,
   net of tax...............................         0            0               0          791         791
                                                 -----     --------       ---------      -------    --------

Balance at December 31, 1997................     4,100     $29,587        $  23,281      $   762    $ 53,630
                                                 =====     ========       =========      =======    ========










                  See  notes  to  consolidated   financial statements.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                        1997              1996            1995
                                                                                    (in thousands)
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS
Cash flows from operating activities:
  Interest and fees received.................................       $  44,053        $   32,506         $  24,411
  Service charges............................................           2,299             1,722             1,754
  Servicing income and interest-only strips
   receivable income received................................           6,295             5,574             6,186
  Interest paid..............................................         (17,130)          (12,292)           (8,251)
  Cash paid to suppliers and employees.......................         (22,502)          (20,141)          (18,142)
  Income taxes paid..........................................          (4,225)           (1,640)           (1,334)
  Mortgage and other loans originated or purchased
   for sale..................................................          (9,220)                0           (25,176)
  Government loans originated or purchased for sale..........         (78,062)           (7,672)          (22,163)
  Mortgage and other loans sold..............................           9,220                 0            27,000
  Government loans sold or securitized.......................          71,338             9,214             5,646
  Other .....................................................           1,056             1,179             1,230
                                                                    ---------        ----------         ---------
  Net cash provided by (used in) operating activities........           3,122             8,450            (8,839)

Cash flows from investing activities:
  Proceeds from:
     Sales of mutual funds...................................           2,697                 0               454
     Maturities of investment securities held to maturity....           1,012             1,378               773
     Maturities of investment securities available for
       sale..................................................          11,168            10,958             3,500
     Sales of investment securities available for sale.......               0             8,239             8,484
     Sales of investment securities -
       held to maturity......................................               0                 0               999
  Purchase of investment securities -
    available for sale.......................................         (33,491)          (26,248)           (9,999)
  Purchase of mutual funds -
    available for sale.......................................          (2,000)                0                 0
  Loans and leases made net of principal collections.........         (77,597)          (84,700)          (52,571)
  Capital expenditures.......................................            (687)           (4,536)           (3,012)
  Proceeds from sale of assets...............................           1,523                 0                 0
  Net cash received in acquisition.........................             8,570                 0                 0
                                                                    ---------        ----------         ---------
  Net cash used in investing activities......................         (88,805)          (94,909)          (51,372)














                See   notes   to   consolidated    financial statements.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (continued)

                                                                                        Year Ended December 31,
                                                                                  1997           1996          1995

                                                                                            (in thousands)

Cash flows from financing activities:
  Net increase in demand, interest bearing,
    and savings accounts........................................                 65,695         48,686        3,606
  Net increase in time deposits.................................                 23,222         57,811       70,672
  Cash dividends paid...........................................                 (1,178)          (805)        (624)
  Cash paid in lieu of fractional shares.......................                     (11)             0            0
  Cash received for stock options exercised.....................                    877            212          142
  Repurchase of common stock....................................                      0              0         (445)
                                                                              ---------    -----------    ---------

  Net cash provided by financing activities.....................                 88,605        105,904       73,351
                                                                              ---------    -----------    ---------

  Net increase in cash and cash equivalents.....................                  2,922         19,445       13,140

  Cash and cash equivalents - beginning of period...............                 58,634         39,189       26,049
                                                                              ---------    -----------    ---------

  Cash and cash equivalents - end of period.....................              $  61,556    $    58,634    $  39,189
                                                                              =========    ===========    =========




















                    See notes to consolidated financial statements.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (continued)

                                                                                        Year Ended December 31,

                                                                                  1997           1996          1995
                                                                                  ----           ----          ----
                                                                                     (in thousands)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
BY (USED IN) OPERATING ACTIVITIES

Net income....................................................                $   7,509      $   3,328     $    1,916
Adjustments to reconcile net income to net cash provided:.....
   Depreciation and amortization..............................                    1,461          1,197          1,119
   Provision for possible loan and lease losses...............                    2,480          1,010          1,270
   Amortization of servicing asset and interest-only
    strips receivable.........................................                    1,718              0              0
   Amortization of excess servicing...........................                        0          1,315          1,348
   Amortization of purchased mortgage servicing
    rights....................................................                        0            172            172
   Gain on sale of government loans...........................                   (3,748)          (392)           108
   Loans originated or purchased for sale.....................                  (87,282)        (7,672)       (47,339)
   Loans sold.................................................                   80,558          9,214         32,646
   Effect of changes in assets and liabilities-
     net of effects from acquisition:
    Interest receivable.......................................                     (896)          (347)          (534)
    Interest payable..........................................                      (31)           203            241
    Deferred loan fees........................................                      833             14           (312)
    Prepaid expenses..........................................                       34           (313)           110
    Other assets..............................................                     (473)           141             83
    Accrued expenses..........................................                      961            671          1,139
    Current taxes payable.....................................                      680            127            (15)
    Deferred taxes............................................                     (198)           309           (140)
    Other.....................................................                     (484)          (527)          (651)
                                                                              ---------      ---------     ----------

   Total adjustments..........................................                   (4,387)         5,122        (10,755)
                                                                              ---------      ---------     ----------

   Net cash provided by (used in) operating activities                        $   3,122      $   8,450     $   (8,839)
                                                                              =========      =========     ==========














                     See notes to consolidated financial statements.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (continued)

Supplemental Schedule of Non Cash Investing and Financing Activities

     On June 30, 1997, the Company purchased all the capital stock of Mercantile Bank for $6.6 million. In conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired          $       44,609,000
     Cash paid for capital stock                     3,301,000
     Common stock issued for capital stock           3,317,000
                                            ------------------
     Liabilities assumed                    $       37,991,000
                                            ==================

     Common stock was issued in conversion of $8,520,000, $1,370,000 and $10,000 of convertible debentures in 1997, 1996 and 1995, respectively. These amounts are net of debenture offering costs of $568,000, $110,000 and $0 in 1997, 1996 and 1995.

     For the years ended December 31, 1997, 1996 and 1995, $1,361,000,  $446,000
and $373,000 of loans, respectively, were transferred to other real estate owned.

     On August 20, 1997, the Company issued a 5% stock dividend totaling approximately $4.7 million.

     In 1997 and 1996, $35.4 million and $15.7 million of unguaranteed SBA loans were transferred to held for sale status. In addition, $9.6 million and $9.2 million of government guaranteed SBA loans were transferred to held for sale status and subsequently sold and included in the Consolidated Statements of Cash Flows.

     In  1995,   $572,000  of  assets   formerly   classified  as   in-substance
foreclosures were reclassified as loans.

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

     Nature of Operations. The Company is a one-bank holding company and operates ten branches in Northern California and two in Northern Nevada. Its primary source of revenue is interest on SBA, real estate, and other commercial loans provided to customers, who are predominantly small businesses and individuals.

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

     Cash and Cash Equivalents. Cash and cash equivalents in the consolidated statements of cash flows include cash and due from banks, interest-bearing deposits in other banks and federal funds sold.

     Investments in Mutual Funds. Investments in mutual funds consist of mutual funds whose assets are invested primarily in U.S. Government securities. At December 31, 1997 and 1996, all mutual fund investments are classified as available for sale and carried at market value. Unrealized gains and losses on mutual funds are reported, net of tax, as a separate component of shareholders' equity. Interest income on mutual funds is recorded as earned.

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

     Loans Held for Sale. Loans held for sale are valued at the lower of cost or market value. Valuation adjustments, if any, are charged through the income statement. In practice, the adjustment is charged against the gain (loss) on sale of loans. At December 31, 1997, loans held for sale consist of the unguaranteed portion of loans which the Company intends to sell on a securitized basis and the guaranteed portions of Business and Industry ("B&I") loans the Company intends to sell in 1998. At December 31, 1996 loans held for sale consist of the unguaranteed portion of loans which the Company intends to sell on a securitized basis.

                              SIERRAWEST BANCORP AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Continued)

     Loans and Loan Fees. Loans receivable that Management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances reduced by any charge-offs and net of any deferred fees or costs and unamortized premiums and discounts on purchased loans. Interest income on loans and leases is recognized as earned. When a loan is 90 days past due with respect to principal or interest, and in the opinion of Management, interest or principal is not collectible, or at such earlier time as Management determines that the collectibility of such principal or interest is unlikely, the accrual of interest is discontinued and all accrued but uncollected interest income is reversed. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of the recorded value of the loan is considered by management to be probable. Loan fees net of certain related direct costs to originate loans are deferred and amortized over the contractual life of the loan using a method that approximates a level yield method.

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

     The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient at the loan's observable market rate or the fair value of the collateral if the loan is collateral dependent. The Company's impaired loans are collateral dependent and therefore measured using the fair value of the collateral. SFAS No. 114 also requires that impaired loans for which foreclosure is probable should be accounted for as loans. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and requires certain information to be disclosed. Interest is recognized on impaired loans when cash is received and the future collection of principal is considered by management to be probable.

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

     Sales and Servicing of SBA 7(a) Loans. The Company originates loans to customers under a Small Business Administration ("SBA") program that generally provides for SBA guarantees of up to 80% of each loan. Prior to 1995, the Company sold the guaranteed portion of each loan to a third party and retained the unguaranteed portion in its own portfolio. Beginning in 1995, the Company retained both the guaranteed and unguaranteed portions of most of the loans generated in its portfolio. For the guaranteed portion of SBA loans sold, the Company may be required to refund the sales premium received on such sales, if the borrower defaults or the loan prepays within 90 days of the settlement date. A gain is recognized on the sale of SBA loans through collection on sale of a premium over the adjusted carrying value, through retention of an ongoing rate differential less a normal service fee (excess servicing fee) between the rate paid by the borrower to the Company and the rate paid by the Company to the purchaser, or both.

                         SIERRAWEST BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     On January 1, 1997, the Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-component approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Adoption of SFAS 125 has not had a significant impact on the financial condition or operations of the Company.

     To calculate the gain (loss) on sale of SBA 7(a) loans, the Company's investment in an SBA loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable which are classified as interest-only strips receivable available for sale and are carried at fair value. Prior to the adoption of SFAS No. 125 on January 1, 1997 the excess servicing fees were reflected as excess servicing assets which were amortized over an estimated life using a method approximating the level yield method. In its calculation of excess servicing fees the Company has used 0.4% as its estimate of a normal servicing fee.

     The Company accounts for the sales of the guaranteed portion of Business and Industry loans in a similar manner.

     Bank Premises, Leasehold Improvements and Equipment. Premises, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, which are: buildings, 30 years; leasehold improvements, 1 to 10 years; furniture and equipment, 3 to 5 years. Fixed assets are assessed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of."

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

     Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting
Principles  Board  (APB)  Opinion  No.  25,  "Accounting  for  Stock  Issued  to
Employees." No compensation expense has been recognized in the financial statements for employee stock arrangements. The Company presents the required pro forma disclosures of the effect of stock based compensation on net income and earnings per share using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

                          SIERRAWEST BANCORP AND SUBSIDIARY

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

     Income Taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     Earnings per Share. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This Statement replaces previous earnings per share reporting requirements. Earnings per share under the new methods must be dually presented on the Statement of Income for all periods presented. In addition, the Statement requires a reconciliation of the numerators and denominators of basic and diluted per-share computations. SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997. All earnings per share information has been restated in accordance with SFAS No. 128.

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Reconciliation of the numerators and denominators is presented in Note 13.

     Derivative Financial Instruments. During the first quarter of 1996, the Company entered into an interest rate swap agreement with a major bank to reduce its exposure to fluctuations in interest rates. The Company accounts for these activities as matched swaps in accordance with settlement accounting. An interest rate swap is considered to be a matched swap if it is linked through designation with an asset or liability, or both, that is on the balance sheet, provided that it has the opposite interest characteristics of such balance sheet items. The notional principal amount is $20 million, and the term is three years. Under the agreement, the other bank pays a fixed rate of 8.17% and receives from the Company the prime rate. Net interest income or expense resulting from the differential between the fixed and prime rates is recorded under settlement accounting on a current basis and any resultant accrual is settled quarterly. The related amount payable to or receivable from the other bank is included in other liabilities or assets. The fair value of the swap is not recognized in the financial statements. The net interest expense recognized in 1997 and 1996 was approximately $55,000 and $13,000, respectively.

     Accounting Pronouncements. In June 1997, the financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 also requires descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. Both statements are effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 130 and No. 131 will not impact the Company's financial position, results of operations or cash flows.

                              SIERRAWEST BANCORP AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (continued)

Reclassifications. Certain items in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2. Investment Securities and Investments in Mutual Funds:

     The amortized cost and estimated market values of investments in securities and mutual funds are as follows (amounts in thousands):

                                                              Gross           Gross        Estimated
                                            Amortized      Unrealized      Unrealized         Market        Carrying
                                               Cost           Gains          Losses            Value          Value

December 31, 1997

Held to Maturity:

U.S. Treasury securities................   $    1,000     $       0         $       0      $    1,000      $    1,000

Available for Sale:

U.S. Treasury securities................   $   35,398     $     208         $       0      $   35,606      $   35,606
Securities of U.S.
    government agencies.................        1,478             7                 0           1,485           1,485
Securities of states and
    political subdivisions..............        9,014           373                 0           9,387           9,387
Mortgage-backed securities..............       11,520           113                 0          11,633          11,633
                                           ----------     ---------         ---------      ----------      ----------
Total available for sale................   $   57,410     $     701         $       0      $   58,111      $   58,111
                                           ==========     =========         =========      ==========      ==========

Mutual funds available for sale.........   $      812     $       0         $     (79)     $      733      $      733
                                           ==========     =========         =========      ==========      ==========


December 31, 1996

Held to Maturity:

U.S. Treasury securities................   $    2,001     $       0         $       1      $    2,000      $    2,001

Available for Sale:

U.S. Treasury securities................   $   17,428     $      49         $      15      $   17,462      $   17,462
Securities of U.S.
    government agencies.................          999             6                 0           1,005           1,005
Securities of states and
    political subdivisions..............        5,951            59                19           5,991           5,991
Mortgage-backed securities..............        7,387            45                10           7,422           7,422
                                           ----------     ---------         ---------      ----------      ----------
Total available for sale................   $   31,765     $     159         $      44      $   31,880      $   31,880
                                           ==========     =========         =========      ==========      ==========

Mutual funds available for sale.........   $    1,500     $       0         $     165      $    1,335      $    1,335
                                           ==========     =========         =========      ==========      ==========

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

Scheduled maturities of investment securities at December 31, 1997 were as follows (amounts in thousands):

                                                               Held to Maturity           Available for Sale
                                                              Amortized      Fair         Amortized     Fair
                                                                Cost        Value           Cost        Value
Within 1 year..........................................       $  1,000     $   1,000   $    9,312   $     9,327
After 1 year but within 5 years........................              0             0       27,910        28,110
After 5 years but within 10 years......................              0             0          590           608
After 10 years.........................................              0             0        8,078         8,433
                                                              --------     ---------   ----------   -----------
                                                                 1,000         1,000       45,890        46,478

Mortgage-backed securities.............................              0             0       11,520        11,633
                                                              --------     ---------   ----------   -----------
Total..................................................       $  1,000     $   1,000   $   57,410   $    58,111
                                                              ========     =========   ==========   ===========

  Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield and the carrying value of mortgage-backed securities. At December 31, 1997 and 1996, the Company had no high-risk collateralized mortgage obligations as defined by regulatory agencies.

  The average maturity of portfolio securities held by mutual funds classified as available for sale was 7.1 years at December 31, 1997.

  Assets pledged to secure public deposits include investment securities at December 31, 1997 of approximately $35,013,000 and loans and investment securities at December 31, 1996, of approximately $24,201,000.

  No debt securities were sold during 1997. Proceeds from sales of investments in debt securities were $8,351,000 and $9,483,000 during 1996 and 1995, respectively. The Company recorded gross realized losses of $8,000 and $62,000 on the sales of investments in debt securities during 1996 and 1995, respectively. The Company realized tax benefits of $3,000 and $25,000 on debt securities losses in 1996 and 1995, respectively. Proceeds from sales of mutual funds were $2,697,000 in 1997 with a related gain of approximately $9,000. No mutual funds were sold in 1996 or 1995.

Sales of investment securities classified as held to maturity in 1995 consisted of a single security which was sold within 90 days of its maturity date. The amortized cost at the date of sale was $998,203 and the loss realized was $1,172.

3. Loans, Leases, Allowance for Possible Loan and Lease Losses and Loans Held for Sale:

      The Company's customers are located throughout its service areas covering primarily the whole of Northern California including San Francisco and Sacramento and Reno and Carson City, Nevada. Approximately 38% of the Company's loans at December 31, 1997, have been generated through the Company's SBA lending activities. Of these loans, the SBA guarantee extends to approximately 35%. $20,080,000 of the Company's loan portfolio represents the retained portion of SBA loans for which the SBA guaranteed portion has been sold to investors. Approximately 87% of these loans are collateralized by commercial real estate and the balance by other business assets. The Company's loans are not concentrated in any particular industry segment.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

      At  December  31,  1997 and  1996,  the loan  portfolio  consisted  of the following (amounts in thousands):
                                                                                            1997          1996
                                                                                            ----          ----

Commercial................................................................             $   228,996    $   174,445
Real estate--mortgage.....................................................                 102,602         67,690
Real estate--construction.................................................                  64,151         36,633
Individual and other......................................................                   6,920          6,824
Lease receivables.........................................................                  16,055          9,994
                                                                                       -----------    -----------
Total gross loans and leases..............................................                 418,724        295,586

Unearned income on leases.................................................                   2,941          1,690
Net deferred loan fees....................................................                    (305)            19
Allowance for possible loan and lease losses..............................                   6,649          4,546
                                                                                       -----------    -----------
Total loans and leases, net of unearned income on leases, net
   deferred fees and allowance for possible loan and lease losses.........             $   409,439    $   289,331
                                                                                       ===========    ===========

Loans held for sale.......................................................             $    17,061    $    29,489
                                                                                       ===========    ===========

      Included in commercial loans and loans held for sale are SBA loans totaling $163,764,000 and $146,266,000 at December 31, 1997 and 1996,
respectively. The guaranteed portion of SBA loans in process of disbursement totaled $8,897,000 and $5,559,000 at December 31, 1997 and 1996, respectively. When these loans are fully disbursed, they will be available for sale. The guaranteed portion of loans which are in the Company's loan portfolio totaled $46,710,000 and $29,066,000 at December 31, 1997 and 1996, respectively. The
Company plans to hold these loans in the portfolio, but may sell them if necessary. Loans and portions of loans guaranteed by the federal government were approximately $60,030,000 and $37,444,000 at December 31, 1997 and 1996,
respectively.

      The following schedule provides a summary of the future minimum lease receivable payments to be received over the next five years (in thousands).

                                       1998              $  4,842
                                       1999                 4,056
                                       2000                 3,145
                                       2001                 2,261
                                       2002                 1,030
                                       Thereafter             721
                                                         --------
                                       Total             $ 16,055
                                                         ========

There are no contingent rentals included in income for each of the three years in the period ended December 31, 1996.

      Of total gross loans and leases at December 31, 1997, $5,983,000 were considered to be impaired. The allowance for possible loan and lease losses included $718,000 related to these loans. The amount of interest received and recognized on these impaired loans in 1997 was $413,000. The average recorded investment in impaired loans during 1997 was $5,715,000.

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

                               SIERRAWEST BANCORP AND SUBSIDIARY

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (continued)

      The changes in the allowance for possible loan and lease losses for the years ended December 31, 1997, 1996, and 1995 were as follows (amounts in thousands):

                                                                                                 Year Ended
                                                                                                December 31,
                                                                                     1997           1996         1995
Balance, beginning of year....................................                     $   4,546     $   3,845     $   3,546

Provision for possible loan and lease losses..................                         2,480         1,010         1,270
Loans charged off.............................................                        (1,490)         (593)       (1,025)
Recoveries....................................................                           249           284            54
Acquisition...................................................                           864             0             0
                                                                                   ---------     ---------     ---------
Balance, end of period........................................                     $   6,649     $   4,546     $   3,845
                                                                                   =========     =========     =========

     As of December 31, 1997 and 1996, loans totaling $5,983,000 and $5,363,000, respectively, were on nonaccrual status. Forgone interest on loans that were on nonaccrual status for the years ended December 31, 1997, 1996 and 1995, approximated $237,000, $320,000 and $243,000, respectively. Cash collections of interest on nonaccrual loans for the same periods of $413,000, $310,000, and $221,000, respectively, were included in interest on loans in the Consolidated Statements of Income. The principal balance of loans where scheduled payments are 90 days or more past their due date and where interest has been accrued totaled $1,382,000, $2,132,000, and $1,023,000, as of December 31, 1997, 1996
and 1995, respectively. Management believes these loans are adequately secured and interest recorded on these loans will be collected.

     Other real estate owned was $1,438,000 and $446,000 at December 31, 1997, and 1996, respectively, and is recorded in other assets. At December 31, 1997 and 1996 the balance in the allowance for losses on other real estate owned was zero. During the years ended December 31, 1997 and 1996, there was no significant activity in the allowance for losses on other real estate owned.

                            SIERRAWEST BANCORP AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

4.   Sales and Servicing of SBA Loans:

     Prior to January 1, 1997 the Company's excess servicing fees were recorded as excess servicing assets which were amortized over the estimated life of the related loans. Effective January 1, 1997, under provisions of SFAS 125, excess servicing assets of $12.0 million recognized on SBA, and $0.15 million on B&I loans sold prior to January 1, 1997 and mortgage servicing assets of $0.6 million, were reclassified to interest-only strips receivable. The balance of excess servicing assets at January 1, 1997 were reclassified to servicing assets. These assets are amortized as an offset to loan servicing income and I/O strip income over the estimated life of the related loans.

     Interest-only strip receivables are classified as interest-only strips receivable available for sale and are carried at fair value. On a quarterly basis the Company reviews its servicing assets, stratified by loan type, for impairment. The amount of impairment recognized is the amount by which the carrying amount of the servicing assets exceeds their fair value. This amount is recorded as a valuation allowance. There was no activity in the valuation allowance during 1997. The fair value of the Company's servicing assets at December 31, 1997 based on the current quoted market prices for similar instruments was estimated at $2.1 million. The carrying amount at this same date was also $2.1 million.

A summary of the activity in SBA loans for the years ended December 31, 1997, 1996 and 1995, is as follows (amounts in thousands):

                                                                                               December 31,
                                                                                        1997         1996          1995
Excess servicing retained on January 1, ...................................          $ 14,188       $14,813      $  16,027
Reclassification to servicing assets.......................................             2,180             0              0
Reclassification to I/O strips (1).........................................            12,758             0              0
Additions to excess servicing assets at sale...............................                 0           690            134
Additions to servicing assets at sale......................................               114             0              0
Additions to I/O strips at sale (2)........................................             5,089             0              0
Amortization charged against earnings -
 servicing assets/excess servicing.........................................               273         1,315          1,348
Amortization charged against earnings - I/O strips.........................             1,446             0              0
Balance of excess servicing retained at December 31........................                 0        14,188         14,813
Balance of servicing assets at December 31.................................             2,021             0              0
Balance of I/O strips at December 31.......................................            16,401             0              0
Unrealized gain on I/O strips at December 31...............................               675             0              0

(1) Includes $600 thousand in purchased mortgage servicing rights and $150 thousand in excess servicing on B&I loans.
(2)  Includes $367 thousand related to B&I loan sales.

      Included in the fair value of I/O strips at December 31, 1997 is $512 thousand related to B&I loans of which $15 thousand represents the unrealized gain on these assets. Excess servicing retained at December 31, 1996 includes $150 thousand generated on the sale of B&I loans.

      Sales of guaranteed portions of SBA loans totaled $9.6 million, $5.6 million and $5.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

      In June, 1997 $51.3 million of unguaranteed portions of SBA loans were securitized. A gain of $2.6 million was recorded upon securitization and approximately $4 million in additional I/O strips receivable was recorded. A recourse obligation of $3,272 thousand was recorded at securitization of which $250 thousand was subsequently credited to expense related to the paydown of loans included in the securitization.

                              SIERRAWEST BANCORP AND SUBSIDIARY

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (continued)

      For the years ended December 31, 1997, 1996 and 1995, $78.1 million, $7.3 million and $22.2 million of unguaranteed portions of SBA and similar loans, respectively, were originated for sale.

      During June 1990, the Company purchased the rights to service the guaranteed portion of SBA loans from a third party. The unpaid principal balance of such loans serviced for others by the Company exclusive of nonaccrual loans, was $11,651,000 and $11,580,000 at December 31, 1996 and 1995, respectively. The balance of purchased servicing rights was $600,000 and $772,000 at December 1996 and 1995, respectively. Amortization of purchased servicing rights was $172,000 in 1996 and 1995.

5.    Bank Premises, Leasehold Improvements and Equipment:

      Bank premises, leasehold improvements and equipment at December 31, 1997 and 1996, consisted of the following (amounts in thousands):

                                                                                  December 31, 1997
                                                                                     Accumulated
                                                                                    Depreciation/              Net
                                                                  Cost              Amortization           Book Value
Land......................................................   $          948        $          0          $        948
Buildings.................................................            8,749               1,361                 7,388
Leasehold improvements....................................              732                 541                   191
Furniture and equipment...................................            7,504               5,251                 2,253
                                                             --------------        ------------          ------------

Total.....................................................   $       17,933        $      7,153          $     10,780
                                                             ==============        ============          ============

                                                                                  December 31, 1996
                                                                                     Accumulated
                                                                                    Depreciation/              Net
                                                                  Cost              Amortization           Book Value

Land......................................................   $        1,425        $          0          $      1,425
Buildings.................................................            9,439               1,059                 8,380
Leasehold improvements....................................              639                 501                   138
Furniture and equipment...................................            6,814               4,399                 2,415
                                                             --------------        ------------          ------------

Total.....................................................   $       18,317        $      5,959          $     12,358
                                                             ==============        ============          ============

      Depreciation and amortization amounts included in net occupancy and equipment expenses were $1,352,000, $1,145,000 and $1,076,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

6.    Deposits:

      The aggregate amount of certificates of deposits with balances of $100,000 or more, was $112,627,000 and $84,911,000 at December 31, 1997 and 1996,
respectively.

                             SIERRAWEST BANCORP AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (continued)

      Maturities of certificates of deposit at December 31, 1997 were as follows (amounts in thousands):

                 Year

                 1998......................................      201,493
                 1999......................................       16,473
                 2000......................................        2,645
                 2001......................................        1,109
                 2002......................................        1,432
                 Thereafter................................           85
                                                              ----------
                                                              $  223,237
                                                              ==========
7.    Convertible Debentures:

      On February 8, 1994, Bancorp sold to the public $10,000,000 of 8 1/2% optional convertible subordinated debentures, convertible at the option of the holder at $10.00 per share. These debentures were scheduled to mature on February 1, 2004 and are redeemable on or after February 1, 1997 in whole or in part at the option of Bancorp. During 1997 notice was given to the debenture holders that the remaining outstanding debentures would be redeemed effective June 30, 1997, if not converted by June 30, 1997. Prior to the close of business on June 30, 1997, the remaining balance of $8,520,000 of the Company's 8 1/2% convertible debentures were converted to 852 thousand shares of common stock. The balance of convertible debentures outstanding at December 31, 1996 was $8,520,000.

8.    Salary Continuation Plan:

      The Company has a Salary Continuation Plan covering certain of its senior officers and directors. Under this plan, the officers and directors or their beneficiaries will receive monthly payments after retirement or if earlier, death. Certain officers and directors agreements provide for an acceleration of benefits such that the full amount due under the agreement would become payable in the case of a change of control of the Company. The Company has accrued $114,197, $104,820 and $66,818 as compensation expense in 1997, 1996 and 1995, respectively, under this plan. To protect the Company in the event of death prior to retirement, the Company has secured life insurance on the lives of the covered officers and directors.


9.    Commitments and Contingent Liabilities:

      Lease Payments. The Company is obligated for rental payments under certain operating lease, capitalized lease and contract agreements, some of which contain renewal options. Total rental expense included in net occupancy and equipment expense amounted to $1,152,000, $1,106,000 and $1,211,000, for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, future minimum rentals to be received under noncancellable subleases were approximately $362,000.

                           SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

      At December 31, 1997, future minimum payments, by year and in the aggregate, under the capital leases and noncancellable operating leases with initial or remaining terms of one year or more consisted of the following (in thousands):

                                                 Capital      Operating
Year                                             Leases         Leases

1998......................................     $     42      $  1,134
1999......................................           42         1,003
2000......................................           42           900
2001......................................           42           667
2002......................................           42           790
Thereafter................................          383         1,304
                                               --------      --------
Total minimum lease payments..............          593      $  5,798
                                                             ========
Less amount representing interest.........         (296)
                                               --------

Present value of net minimum
   lease payments..........................    $    297
                                               ========

      Commitments to Lend. In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the consolidated financial statements. As of December 31, 1997 and 1996, the Company had outstanding $151,044,000 and $78,053,000, respectively, in commitments to extend credit and $4,780,000 and $2,024,000, respectively, in standby letters of credit. At December 31, 1997, no losses are anticipated as a result of these commitments.

      Loan commitments are typically contingent upon the borrower meeting certain financial and other covenants, and such commitments typically have fixed expiration dates and sometimes require payment of fees. Approximately
$40,352,000 of the commitments at December 31, 1997, relate to SBA loans which may require a construction phase, generally lasting less than 12 months. The remainder relate primarily to commercial lines of credit, construction loans, equity lines of credit, and commercial loans. The Company evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

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

A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board but is being finalized by an independent consultant retained for this purpose. As a result of the discovery of the contamination, two civil lawsuits were instituted against the Bank and other prior owners by the current owner of the property, Rainbow Holding Company, who is also the Bank's borrower. One of the actions, the state court

                          SIERRAWEST BANCORP AND SUBSIDIARY

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)

matter, was dismissed by agreement of the parties. The other matter, filed in the summer of 1995 in the U.S. District Court, Eastern District of California, is ongoing, with mediation before a retired Superior Court Judge.

The Company's external and internal counsel on this matter believe that the Bank's share of the cost of remediation and the costs of defense will not be material to the Bank's or the Company's performance and will be within existing reserves established by the Bank for this matter. It is expected that clean-up of the property will commence during 1998 at the conclusion of remediation and a raising of sufficient funds.

In addition, the Company is subject to some minor pending and threatened legal actions which arise out of the normal course of business and, in the opinion of Management and the Company's General Counsel, the disposition of these claims currently pending will not have a material adverse affect on the Company's financial position or results of operations.

      Reserves. The Company is required to maintain reserves with the Federal Reserve Bank of San Francisco equal to a percentage of its reservable deposits. The reserve requirement at December 31, 1997 and 1996 was $10,486,000 and $5,054,000, respectively. As compensation for check-clearing services, additional compensating balances of $2,750,000 and $1,500,000 are required to be maintained with the Federal Reserve Bank. In addition, at December 31, 1997, the Company had restricted access to approximately $2.2 million in cash balances which are required to be maintained pursuant to its 1997 securitization.

10.   Income Taxes:

      The current and deferred amounts of the tax provision for the years ended December 31, 1997, 1996 and 1995 are as follows (amounts in thousands):

                                                                                    December 31,
                                                                                    ------------
                                                                  1997                 1996                 1995
                                                                  ----                 ----                 ----
Federal               Currently payable...................... $    3,901           $     1,392           $    1,030
                      Deferred...............................       (206)                  234                  (93)

State                 Currently payable......................      1,004                   376                  289
                      Deferred...............................          8                    75                  (47)
                                                              ----------           -----------           ----------

                                                              $    4,707           $     2,077           $    1,179
                                                              ==========           ===========           ==========

Total                 Currently payable...................... $    4,905           $     1,768           $    1,319
                      Deferred...............................       (198)                  309                 (140)
                                                              ----------           -----------           ----------

                                                              $    4,707           $     2,077           $    1,179
                                                              ==========           ===========           ==========


                                  SIERRAWEST BANCORP AND SUBSIDIARY

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (continued)

In the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's net deferred tax liability as of December 31, 1997 and 1996 are as follows (amounts in thousands):

                                                                                                December 31,
Deferred Tax Assets:                                                                1997                     1996
                                                                                    ----                     ----
     Book loan loss allowance in excess of tax loan loss allowance                 $ 2,469                 $ 1,603
     State taxes paid or accrued                                                       341                     153
     Accrued personal leave                                                            232                     248
     Deferred compensation                                                             351                     222
     Unrealized loss on investment securities                                            0                      21
     Accrued expenses                                                                  502                     582
     Other                                                                             450                     275
                                                                                   -------                 -------
                                                                                     4,345                   3,104
                                                                                   -------                 -------

Deferred Tax Liabilities:
     Unamortized book gain in excess of unamortized tax gain
       on sale of SBA loans                                                        $ 2,217                 $ 2,285
     Deferred loan costs                                                             1,104                     618
     Loans marked to market                                                            665                     573
     Unrealized gain on investment securities and I/O strips receivable                535                       0
     Other                                                                             309                     351
                                                                                   -------                 -------
                                                                                     4,830                   3,827
                                                                                   -------                 -------
Net deferred tax liability                                                         $   485                 $   723
                                                                                   =======                 =======

      The total tax provision differs from the statutory federal income tax rates for the reasons shown in the following table:

                                                                                    December 31,
                                                                                    ------------
                                                                    1997                1996                1995
                                                                    ----                ----                ----
Tax at statutory federal rate ...............................      35.0%                35.0%               35.0%
State taxes, net of federal benefit..........................       5.4                  5.0                 4.4
Income exempt from federal taxation..........................      (1.1)                (1.7)               (0.4)
Increase in cash surrender value
  of life insurance policies.................................      (0.4)                (0.7)               (1.3)
Other, net...................................................      (0.4)                 0.8                 0.4
                                                                   -----                -----               ----

Effective tax rate...........................................      38.5%                38.4%               38.1%
                                                                   ====                 ====                ====

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

11.   Preferred Stock

      On  December  21,  1995,  the  Company  designated  200,000  shares of its
10,000,000 authorized preferred shares as Series A Junior Participating Preferred Stock (Series A stock). One share of Series A stock has the same voting and participation rights as one hundred shares of common stock. On this same date, the Company's Board of Directors adopted a shareholder rights protection plan (the Plan) and declared a dividend of one stock right for each share of common stock outstanding on January 16, 1996. Upon the occurrence of certain events, the right is convertible into one one-hundredth of a share of Series A stock for an exercise price of $40. As the rights are not convertible at the option of the holder and there is no assurance that they will become convertible, the Company has not assigned a value to the rights. The Plan became effective March 3, 1996. On January 29, 1998, the Company amended the Plan and increased the exercise price of the stock rights from $40 to $100.

12.   Other Expense:

      Other expense for the years ended December 31, 1997, 1996 and 1995 include the following (amounts in thousands):

                                                                      Year Ended December 31,

                                                                  1997         1996         1995
                                                                  ----         ----         ----
Advertising.................................                    $    697     $      600    $      715
Consulting..................................                       1,082            506           263
Directors' fees and expenses................                         508            429           909
FDIC assessments............................                          51              4           284
Insurance(1)................................                         233            242           277
Legal fees..................................                         190            484           470
Postage.....................................                         364            337           304
Stationery and supplies.....................                         369            416           334
Telephone...................................                         425            374           350
Sundry losses...............................                         534            808         1,370
Other.......................................                       2,239          1,925         1,640
                                                                --------     ----------    ----------

                                                                $  6,692     $    6,125    $    6,916
                                                                ========     ==========    ==========

(1) Excludes medical insurance and workers' compensation premiums which are included in salaries and related benefits.


13.   Earnings Per Share:

During the fourth quarter of 1997, the Company adopted SFAS No. 128, Earnings Per Share. This statement replaces previous earnings per share reporting requirements and requires presentation of both basic and diluted earnings per share. All earnings per common and equivalent share information has been restated to give effect to the adoption of SFAS No. 128. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

The following reconciles the numerator and denominator used in the calculation of both the basic earnings per share and diluted earnings per share for each of the years ended December 31:

                                                                    1997            1996            1995
                                                                    ----            ----            ----
Calculation of Basic Earnings Per Share

Numerator - net income                                             $7,509          $3,328          $ 1,916
Denominator - weighted average common shares
 outstanding                                                        3,693           2,809            2,728
                                                                   ------          ------          -------

Basic Earnings Per Share                                           $ 2.03          $ 1.18          $  0.70
                                                                   ======          ======          =======

Calculation of Diluted Earnings Per Share

Numerator:
 Net Income                                                        $7,509          $3,328          $ 1,916
 Effect of convertible debentures                                      35             448              499
                                                                   ------          ------          -------

Net Income and assumed conversions                                 $7,544          $3,776          $ 2,415

Denominator:
 Weighted average common shares outstanding                         3,693           2,809          $ 2,728
 Dilutive effect of options                                           189             134               84
 Dilutive effect of convertible debentures                            273             977            1,050
                                                                   ------          ------          -------
                                                                    4,155           3,920            3,862
                                                                   ------          ------          -------

Diluted Earnings Per Share                                         $ 1.82          $ 0.96          $  0.63
                                                                   ======          ======          =======

14.     Employee Stock Option Plan:

Under the Company's 1988 stock option plan, 519,750 shares of stock were reserved for employee stock options. Options under this plan could be granted to full-time salaried officers and employees and to directors of Bancorp and its subsidiaries at the fair market value of the stock on the date of grant. With the exception of non-employee director options granted after August 16, 1995, options granted under the 1988 plan are exercisable for a period of five years, with 20% of the options vesting each year. Options granted to non-employee directors after August 16, 1995 are fully vested upon grant and have a term and exercise period of ten years. The 1988 plan was terminated in 1996 and replaced by a new plan, under which 472,500 shares are available for issuance. Options under this plan may be granted to full-time salaried officers and employees at the fair market value of the stock on the date of the grant. The options have a term of ten years and vesting provisions are determined by a committee of the Board of Directors, with a minimum of 20% of the options vesting each year.

                                 SIERRAWEST BANCORP AND SUBSIDIARY

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (continued)

        The following is a summary of stock option activity:
        (Adjusted to reflect the 5% stock dividend paid August 29, 1997)

                                                                             Number of           Weighted Average
                                                                              Shares              Exercise Price

       Outstanding, January 1, 1995.....................................     356,636                 $  6.56
          Granted ......................................................     171,452                    9.85
          Terminated ............................................ . . .     (114,201)                   6.38
          Exercised ....................................................     (21,619)                   6.58
                                                                           ---------
       Outstanding, December 31, 1995 (156,658 exercisable
        at a weighted average price of $7.93)...........................     392,268                    8.05
          Granted.......................................................      78,750                   13.63
          Terminated....................................................     (26,607)                   7.43
          Exercised.....................................................     (32,256)                   6.58
                                                                           ---------
       Outstanding, December 31, 1996 (242,419 exercisable
        at a weighted average price of $9.27)...........................     412,155                    9.28
          Granted.......................................................      64,550                   18.63
          Terminated....................................................     (15,750)                  10.41
          Exercised.....................................................    (116,647)                   7.52
                                                                           ---------
       Outstanding, December 31, 1997...................................     344,308                   11.57

Additional information regarding options outstanding as of December 31, 1997 is as follows:

                                       Options Outstanding                                 Options Exercisable

                                        Weighted Average
                                            Remaining
    Range of             Number            Contractual         Weighted Average        Number        Weighted Average
 Exercise Prices       Outstanding         Life (Yrs)           Exercise Price       Exercisable      Exercise Price
$ 4.76                    8,663               0.1                  $  4.76              6,930             $  4.76
$ 6.19 -  7.62           64,370               0.7                     6.74             30,450                6.71
$ 8.81 -  9.29           75,370               6.2                     9.20             64,871                9.25
$10.71 - 11.19           61,005               3.0                    10.75             20,685               10.74
$12.50 - 22.86          129,150               8.8                    15.56             55,650               13.63
$24.13 - 27.63            5,750               9.7                    25.96                  0
                        -------                                                       -------
                        344,308                                                       178,586
                        =======                                                       =======

At December 31, 1997, 335,500 shares were available for future grants under the 1996 plan.

      SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The fair value of the options granted during 1997, 1996 and 1995 is estimated as $397,000, $352,000 and $516,000 on the date of grant using a binomial options pricing model with the following assumptions: For employee grants made in 1997: expected life, seven and one-half years; average risk free interest rate 6.19%. For non-employee grants made in 1995: expected life, seven years; risk free interest rate, 5.93%. For fully vested grants made in 1996: expected life, seven years; risk free interest rate, 5.97%. For all other employee grants made in 1996 and 1995: expected life, four years; risk free interest rates, 5.76% in 1996 and 5.79% in 1995.

                                SIERRAWEST BANCORP AND SUBSIDIARY

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (continued)

For 1997 grants stock volatility was assumed to be 25%. For all grants made in 1996 and 1995, stock volatility was assumed to be 30%.

Dividends were assumed to be payable at 2.5% during all years presented. The weighted average per share fair value of the 1997, 1996 and 1995 awards was $6.15, $4.69 and $3.24, respectively. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Had compensation cost for the grants been determined based upon the fair value method, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below.

                                                                  1997                  1996                  1995
                                                                  ----                  ----                  ----
               Net income
                 As reported................................  $   7,509             $    3,328            $    1,916
                 Pro forma-basic............................      7,426                  3,133                 1,722
                 Pro forma-diluted..........................      7,461                  3,581                 2,221

               Basic earnings per share
                 As reported................................  $    2.03             $     1.18            $     0.70
                 Pro forma..................................       2.01                   1.12                  0.63

               Diluted earnings per share
                 As reported................................  $    1.82             $     0.96            $     0.63
                 Pro forma..................................       1.80                   0.92                  0.58

The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

15.   Employee Stock Ownership Plan:

      Officers and other employees of Bancorp and its subsidiary are eligible for participation in the "SierraWest Bancorp KSOP Plan" (the "KSOP") which provides for a qualified cash or deferred arrangement and discretionary employer matching and profit sharing contributions. The Company contributes to the plan at the discretion of the Board of Directors. Contributions can take the form of cash contributions or Bancorp common stock. Contributions of $317,000, $238,000, and $198,000 were made to the KSOP in 1997, 1996 and 1995, respectively.

16.   Capital Requirements and Regulatory Restrictions:

The Company is regulated by the Federal Reserve Board and is limited as to the payment of dividends by California corporate law to the amount of its retained earnings. SierraWest Bank is regulated by the Federal Deposit Insurance Corporation (the "FDIC"), whose regulations generally do not limit the payment of dividends. In addition to the FDIC, SierraWest Bank is also regulated by the California State Banking Department. California banking laws limit cash dividends to the lesser of retained earnings or net income for the last three years, net of the amount of distributions made to shareholders during such period. At December 31, 1997, in accordance with statutory restrictions, $11,587,000 of Bancorp's retained earnings were restricted as to the payment of dividends; however, banking regulations also require that each bank maintain certain capital ratios. These requirements may further act to limit the payment of dividends.

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

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and the Bank's prompt corrective action classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

      The most recent notifications from the Federal Deposit Insurance Corporation for the Bank as of December 31, 1997 and 1996 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts (in thousands) and ratios are also presented, respectively, in the following tables.

                                                                                                   To Be Well Capitalized
                                                                          For Capital              Under Prompt Corrective
                                                       Actual         Adequacy Purposes               Action Provisions
                                                 Amount       Ratio        Amount        Ratio        Amount      Ratio
As of December 31, 1997:

    Total Capital (to Risk Weighted Assets):
        Consolidated                            $ 56,742      12.4%       $ 36,660        8.0%           N/A          N/A
        SierraWest Bank                           53,656      11.7%         36,782        8.0%        45,978        10.0%

    Tier I Capital (to Risk Weighted Assets):
        Consolidated                              51,003      11.1%         18,330        4.0%          N/A          N/A
        SierraWest Bank                           47,898      10.4%         18,391        4.0%       27,587         6.0%

    Tier I Capital (to Average Assets):
        Consolidated                              51,003       8.9%         23,030        4.0%           N/A         N/A
        SierraWest Bank                           47,898       8.3%         23,030        4.0%        28,787        5.0%


As of December 31, 1996:

    Total Capital (to Risk Weighted Assets):
        Consolidated                            $ 46,668      13.6%       $ 27,452        8.0%           N/A         N/A
        SierraWest Bank                           35,866      10.7%         26,816        8.0%        33,520       10.0%

    Tier I Capital (to Risk Weighted Assets):
        Consolidated                              33,846       9.8%         13,815        4.0%           N/A         N/A
        SierraWest Bank                           31,670       9.4%         13,477        4.0%        20,215        6.0%

    Tier I Capital (to Average Assets):
        Consolidated                              33,846       7.9%         17,137        4.0%           N/A         N/A
        SierraWest Bank                           31,670       7.6%         16,668        4.0%        20,836        5.0%


SierraWest Bank's ratios are calculated under regulatory accounting principles.

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

17.   Related Party Transactions:

      In the ordinary course of business, the Company makes loans to directors, senior officers and shareholders on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated persons. During 1997, there was one such loan with a balance of in excess of $60,000. At December 31, 1997 the balance was $1,048,000. Loan disbursements during 1997 on this loan totaled $1,065,000 and payments made totaled $17,000. As of December 31, 1996, there were no loans outstanding to directors, senior officers, and principal shareholders and their known associates which, in aggregate, exceeded $60,000.

18. Disclosures About Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose the fair value of financial instruments for which it is practicable to estimate that value. Although Management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments and other factors.
Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market condition for the period subsequent to December 31, 1997 and 1996. Therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

The following estimates and assumptions were used at December 31, 1997 and 1996, to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

Excess Servicing/Servicing Asset/I/O Strips Receivable. The servicing spread net of normal servicing is valued at the current rate paid by the market for SBA interest strips at December 31, 1997 and 1996. A discount to the SBA strip pricing is applied to reflect a reduction in marketability for servicing spread included in the Company's June, 1997 securitization.

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

                             SIERRAWEST BANCORP AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (continued)

Convertible Debentures. Fair value is based on quoted market prices at December 31, 1996.

Commitments to Fund Loans. The Company's commitments to fund loans are primarily for adjustable rate loans indexed to the prime rate. For these commitments, there is no difference between the committed amount and fair value. At December 31, 1997 and 1996, the Company's commitments to fund fixed rate loans were at rates which approximated market. The unrealized gain from the subsequent sale of the commitment portion of government loans in process at December 31, 1997 and 1996 is estimated to be $334 thousand and $839 thousand, respectively.

Derivative Financial Instruments. Based on quoted market prices at December 31, 1997 and December 31, 1996, the interest rate swap had a negative fair value of $47 thousand and $149 thousand, respectively.

Letters of Credit. The Company's standby letters of credit have been valued based on the fees charged for such instruments at December 31, 1997 and 1996. The difference between the letter of credit amounts and the fair value of such amounts is immaterial.

The Company did not hold any commitments to sell loans at December 31, 1997 or 1996.

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                                     December 31, 1997
                                                                                Carrying                  Fair
                                                                                Amount                    Value
Financial Assets:
      Cash and cash equivalents.............................................   $      61,556           $      61,556
      Mutual funds..........................................................             733                     733
      Investment securities.................................................          59,111                  59,111
      Loans receivable......................................................         426,500                 437,234
      I/O strips receivable.................................................          17,076                  17,076
      Servicing asset.......................................................           2,021                   2,021
      Cash surrender value of life insurance................................           2,437                   2,437
                                                                               -------------           -------------

                                                                               $     569,434           $     580,168
                                                                               =============           =============

Financial Liabilities:
      Deposits..............................................................   $     526,269           $     526,964
                                                                               =============           =============


                                                           -79-

                                           SIERRAWEST BANCORP AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (continued)

                                                                                           December 31, 1996
                                                                                  Carrying                    Fair
                                                                                  Amount                      Value
Financial Assets:
      Cash and cash equivalents.............................................   $      58,634             $    58,634
      Mutual funds..........................................................           1,335                   1,335
      Investment securities.................................................          33,881                  33,880
      Loans receivable......................................................         318,820                 328,971
      Excess servicing......................................................          14,338                  17,242
      Cash surrender value of life insurance................................           2,292                   2,292
                                                                               -------------             -----------

                                                                               $     429,300             $   442,354
                                                                               =============             ===========

Financial Liabilities:
      Deposits..............................................................   $     399,651             $   400,471
      Convertible debentures................................................           8,520                  13,036
                                                                               -------------             -----------

                                                                               $     408,171             $   413,507
                                                                               =============             ===========

19.     Mergers and Acquisition:

On June 30, 1997, SierraWest Bancorp and its subsidiary SierraWest Bank acquired Mercantile Bank (Mercantile), a California Banking Corporation headquartered in Sacramento, California. The results of operations of Mercantile are included in the Statements of Income from date of acquisition. The transaction was accounted for under the purchase method of accounting. This method requires that the purchase price be allocated to the acquired assets and liabilities of Mercantile on the basis of their estimated fair values.

The purchase price totaled $6,618,000 comprised of $3,301,000 of cash compensation and $3,317,000 of stock including costs to issue the stock. At the merger date, the fair value of assets acquired totaled approximately $42.8 million including net loans of approximately $26.1 million and investment securities of approximately $3.5 million. The fair value of the liabilities assumed approximated $37.9 million including deposits of $37.7 million. The Company recorded goodwill of $1,072,000 which is being amortized over 15 years and core deposit intangibles of $737,000 which is being amortized over 5 years, both on a straight-line basis.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

The following unaudited pro-forma combined Summary of Operations presents a pro-forma combined summary of operations of both companies for the years end December 31, 1996 and 1997 and it is presented as if the merger had been effective on January 1, 1996 and January 1, 1997. This pro-forma reflects adjustments for amortization of purchase accounting adjustments. The unaudited pro-forma of the Combined Summary of Operations data is intended for information purposes only and is not necessarily indicative of future results of operations of the Company or the results of operations that would have actually occurred had the merger been effected during the periods presented.

                     Unaudited Pro Forma Combined Summary of Operations
                            (In thousands, except per share data)

                                                                                For the Years Ended December 31,


                                                                                      1997                 1996
                                                                                     -----                -----
Interest income.............................................................     $    46,110            $   37,146
Interest Expense............................................................          17,823                14,184
                                                                                 -----------            ----------
 Net interest income........................................................          28,287                22,962
Provision for loan losses...................................................           2,621                 1,438
                                                                                 ------------           -----------
 Net interest income after provision for loan losses........................          25,666                21,524
Other operating income......................................................          11,960                 7,762
Other operating expense.....................................................          25,594                23,574
                                                                                 -----------            ----------
 Income before income taxes.................................................          12,032                 5,712
Provision for income taxes..................................................           4,634                 2,235
                                                                                ------------            ----------
 Net income . ..............................................................     $     7,398                 3,477
                                                                                 ===========            ==========

Basic Earnings Per Share....................................................     $       1.96           $     1.17
Weighted average common shares used
 to calculate basic earnings per share......................................            3,779                2,980

Net income adjusted for effect of convertible debentures. ..................     $      7,433           $    3,925
Diluted Earnings Per Share..................................................     $       1.75           $     0.96
Weighted average common shares adjusted for dilutive
 effect of options and convertible debentures...............................            4,240                4,091


                          SIERRAWEST BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)

On November 13, 1997, the Company and its wholly owned subsidiary SierraWest Bank, and California Community Bancshares Corporation (CCBC) and its wholly owned subsidiary Continental Pacific Bank (CPB) signed a Plan of Acquisition and Merger (the Plan). The Plan provides that CPB will be merged with and into SierraWest Bank. SierraWest Bank will be the surviving corporation in the bank merger. The Company will also merge with California Community Bancshares Corporation and will become the surviving corporation upon merging.

Under the terms of the proposed transaction, shareholders of CCBC will receive shares of the Company's common stock at an exchange ratio to be determined by a formula prior to the effective date of the transaction, based on the average of the closing prices of the Company's common stock during a defined 20-day period. For example, if the average price during the 20-day period were $33.75 , the closing price of SWB stock on December 31, 1997, each share of CCBC stock would be exchanged for approximately .90 shares of the Company's common stock. This transaction is expected to be accounted for under the pooling-of-interest accounting method.

The following unaudited pro-forma combined financial information, based on the historical financial statements of the parties, summarizes the combined results of operations of the Company and CCBC based on the pooling-of-interests method of accounting, as if the combination had been consummated on January 1 of each of the periods presented. Weighted average shares and earnings per share were calculated based on an assumed exchange ratio of .90 subject to adjustments set forth in the Plan.

                     Unaudited Pro-Forma Combined Summary of Operations
                            (In thousands, except per share data)


                                                                        For the Years Ended December 31,
                                                                         1997          1996        1995


Net interest income..........................................           $35,344     $28,411      $ 24,169
Net income(1)................................................           $ 8,948     $ 4,887      $  3,321

Basic Earnings Per Share.....................................           $  1.93     $  1.32      $   0.92
                                                                        =======     =======      ========
Weighted average shares used
 to calculate basic earnings per share.......................             4,642       3,693         3,594

Net income adjusted for effect of
 convertible debentures......................................           $ 9,112      $5,513      $  4,020

Diluted Earnings Per Share...................................           $  1.69      $ 1.08      $   0.80
                                                                        =======      ======      ========
Weighted average common shares adjusted for
 dilutive effect of options and convertible debentures.......             5,378       5,109         5,045


(1) Certain merger-related expenses have been recorded prior to December 31, 1997. Merger-related expenses to be incurred by the Company and CCBC subsequent to December 31, 1997 are currently estimated to be $2.8 million after-tax. These expenses, relating to separation and benefit costs, professional and investment banking fees, and other non-recurring Merger-related expenses, will be charged against income of the combined company upon consummation of the Merger or the period in which such costs are incurred. Accordingly, the effect of these costs have not been reflected in the unaudited pro forma combined consolidated financial information shown above. The amount of Merger-related costs may change as additional information becomes available.

                              SIERRAWEST BANCORP AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (continued)

20.   Condensed Parent Company Only Financial Statements:

SIERRAWEST  BANCORP STATEMENTS OF FINANCIAL CONDITION
December 31,  (in thousands except for share amounts)

                                                                                         1997                1996
                                                                                         ----                ----
ASSETS

Cash and cash equivalents.........................................................   $     3,403           $     3,655
Investment in subsidiaries........................................................        50,595                37,106
Due from subsidiary...............................................................             0                    29
Other  ...........................................................................           216                 2,705
                                                                                     -----------           -----------

      TOTAL ASSETS................................................................   $    54,214           $    43,495
                                                                                     ===========           ===========

LIABILITIES

Accrued expenses..................................................................   $       417           $     1,007
Due to subsidiary.................................................................             8                    51
Accounts payable..................................................................             0                     1
Convertible debentures............................................................             0                 8,520
Deferred Income...................................................................           159                     0
                                                                                     -----------           -----------

      Total Liabilities...........................................................           584                 9,579
                                                                                     -----------           -----------

SHAREHOLDERS' EQUITY

Preferred stock, no par value; 9,800,000 shares
      authorized; none issued.....................................................             0                     0
Preferred stock series A, no par value; 200,000
      shares authorized; none issued..............................................             0                     0
Common stock, no par value; 10,000,000 shares authorized;
      4,099,811 and 2,771,139 shares issued and outstanding .....................         29,587                12,291
Retained earnings.................................................................        23,281                21,654
Unrealized loss on investment securities available for sale, net of
  tax of $535 and $21.............................................................           762                   (29)
                                                                                     -----------           -----------

      Total Shareholders' Equity..................................................        53,630                33,916
                                                                                     -----------           -----------

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY....................................   $    54,214             $  43,495
                                                                                     ===========           ===========


                                      SIERRAWEST BANCORP AND SUBSIDIARY

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                (continued)

SIERRAWEST BANCORP STATEMENTS OF INCOME For the Years Ended December 31, (in thousands):

                                                                 1997                  1996                  1995
                                                                 ----                  ----                  ----
Income
Service fees................................................   $       0           $     1,185           $     1,389
Dividends from subsidiary...................................       2,154                 1,000                   300
Interest income.............................................         129                   166                   464
Other income................................................         194                   283                   430
                                                               ---------           -----------           -----------

       Total Income.........................................       2,477                 2,634                 2,583
                                                               ---------           -----------           -----------

Expense

Salaries and related benefits...............................         (17)                1,553                 1,820
Interest expense............................................          75                   728                   861
Other expense...............................................         432                 1,362                 1,291
                                                               ---------           -----------           -----------

       Total Expense........................................         490                 3,643                 3,972
                                                               ---------           -----------           -----------

Gain (Loss) Before Income Tax Benefit
      and Equity in Undistributed Income
       of Subsidiary........................................       1,987                (1,009)               (1,389)
Applicable income tax benefit...............................          28                   777                   665
                                                               ---------           -----------           -----------

Income (Loss) Before Equity in Undistributed
      Income of Subsidiary..................................       2,015                  (232)                 (724)
Equity in Undistributed Income of
      Subsidiary............................................       5,494                 3,560                 2,640
                                                               ---------           -----------           -----------

       NET INCOME...........................................   $   7,509           $     3,328           $     1,916
                                                               =========           ===========           ===========

                                   SIERRAWEST BANCORP AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            (continued)

SIERRAWEST BANCORP STATEMENTS OF CASH FLOWS For the Years Ended December 31, (in thousands):

                                                                   1997                  1996                  1995
                                                                   ----                  ----                  ----
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities:
      Service fees received.................................   $       22            $    1,163           $      1,389
      Interest received.....................................          136                   172                    477
      Other income received.................................          211                   283                    325
      Interest paid.........................................         (377)                 (780)                  (861)
      Cash paid to suppliers and employees..................         (576)               (2,723)                (2,767)
      Income tax refund.....................................          340                 1,098                    564
                                                               ----------            ----------           ------------
Net cash used in operating activities.......................         (244)                 (787)                  (873)
                                                               ----------            ----------           ------------

Cash flows from investing activities:
      Capital expenditures..................................          (72)               (1,131)                  (164)
      Proceeds from sale of building........................        1,523                     0                      0
      Loans sold............................................            0                     0                  1,813
      Principal payments collected on loans.................            0                     0                     42
      Dividend received.....................................        2,154                 1,000                    300
      Increase in investment in subsidiary..................            0                     0                 (2,000)
      Acquisition...........................................       (3,301)                    0                      0
                                                               ----------            ----------           ------------
Net cash provided by (used in) investing activities.........          304                  (131)                    (9)
                                                               ----------            ----------           ------------

Cash flows from financing activities:
      Proceeds from issuance of common stock................          877                   212                    142
      Dividend paid.........................................       (1,178)                 (805)                  (624)
      Cash paid in stock dividend - fractional shares.......          (11)                    0                      0
      Repurchase of common stock............................            0                     0                   (445)
                                                               ----------            ----------           ------------
Net cash (used in) provided by financing activities.........         (312)                 (593)                  (927)
                                                               ----------            ----------           ------------

Net (decrease) increase in cash and
      cash equivalents......................................         (252)               (1,511)                (1,809)
Cash and cash equivalents beginning of year.................        3,655                 5,166                  6,975
                                                               ----------            ----------           ------------
Cash and cash equivalents end of year ......................   $    3,403            $    3,655           $      5,166
                                                               ==========            ==========           ============

                                SIERRAWEST BANCORP AND SUBSIDIARY

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (continued)

RECONCILIATION OF NET INCOME                                       1997                    1996                  1995
TO NET CASH USED IN                                                ----                    ----                  ----
OPERATING ACTIVITIES
Net income..................................................     $     7,509           $     3,328           $    1,916
Adjustments to reconcile net income to net
      cash used in operating activities:
      Depreciation and amortization expense.................             113                   241                  228
      Effect of changes in:
       Due from subsidiary..................................              22                   (22)                   0
       Due to subsidiary....................................             (43)                   51                    0
       Other assets.........................................              16                   124                   92
       Accrued expenses.....................................            (525)                 (270)                  37
       Taxes payable........................................             312                   321                 (101)
      Gain on loan sales....................................               0                     0                 (105)
      Dividend from subsidiary..............................          (2,154)               (1,000)                (300)
      Equity in undistributed income of
       subsidiaries.........................................          (5,494)               (3,560)              (2,640)
                                                                 -----------           -----------           ----------

       Total Adjustments....................................          (7,753)               (4,115)              (2,789)
                                                                 -----------           -----------           ----------

Net cash used in operating
      activities............................................     $      (244)          $      (787)          $     (873)
                                                                 ===========           ===========           ==========

     Supplemental Schedule of Non-Cash Investing and Financing Activities

In 1997, $530,000 of I/O strips receivable were transferred to the Bancorp's Subsidiary.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on accounting disclosures with accountants.

                                  PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A (the "Proxy Statement") which is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

For information concerning executive compensation, see "ELECTION OF DIRECTORS" in the Proxy Statement which is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning security ownership of certain beneficial owners and management, see "SHAREHOLDERS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement which is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement which is incorporated herein by reference.

                                 PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     A.       The following documents are filed as a part of this report:

              1.       Financial Statements set forth on pages 48 through 87:

                             (i) Consolidated  Statements of Financial Condition
                                 as of December 31, 1997, and 1996.

                             (ii)Consolidated Statements of Income for the years
                                 ended December 31, 1997, 1996 and 1995.

                             (iii)Consolidated  Statements  of  Changes  in
                                  Shareholders'  Equity for the years ended
                                  December 31, 1997, 1996 and 1995.

                             (iv)Consolidated  Statements  of Cash Flows for the
                                 years ended December 31, 1997, 1996 and 1995.

                             (v) Notes to Consolidated  Financial Statements for
                                 the years ended December 31, 1997, 1996 and 1995.

                             (vi)Report of Independent Auditor.


              2.       Financial Schedules:

                       None required.

                       Reports on Form 8-K:

                       The Company filed one Form 8-K since the filing of the last Form 10-Q. Dated November 14, 1997, it reported the signing of a definitive agreement by Bancorp with California Community Bancshares Corporation to merge with SierraWest Bancorp.

Exhibits

Exhibit
Number        Description

2.1 Plan of Acquisition and Merger by and between SierraWest Bancorp, SierraWest Bank and Mercantile Bank, filed as Exhibit 2 to Registrant's Form 8-K dated January 24, 1997, and by this reference incorporated herein.

2.2 Merger Agreement between SierraWest Bank and Mercantile Bank dated June 26, 1997, filed as Exhibit 2.1 on the Registrant's Form 8-K dated June 30, 1997, and by this reference incorporated herein.

2.3 Plan of Acquisition and Merger by and between SierraWest Bancorp, SierraWest Bank and California Community Bancshares, Continental Pacific Bank, filed as Exhibit 2 to Registrant's Form 8-K dated November 14, 1997, and by this reference incorporated herein.

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

4.2      Form of Debenture (included in Exhibit 4.1).

4.3 Rights Agreement between Sierra Tahoe Bancorp and American Stock Transfer & Trust Co., dated January 16, 1996, filed as Exhibit 4 to Registrant's Form 8-A dated January 3, 1996, as amended by Amendment No.
         1 filed January 30, 1998, and by reference incorporated herein.

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

10.7 Senior Manager Separation Benefits Agreement between Sierra Tahoe Bancorp and Mary Jane Posnien, dated January 10, 1996, filed as Exhibit
         10.7 to Registrant's 1996 Annual Report on Form 10-K, and by this reference incorporated herein.

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

10.40 Settlement Agreement and Mutual Release of All Claims re: American River Bank, et al. v. Mutual Fund, Inc., et al. dated March 22, 1996, filed as Exhibit 10.40 to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

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

10.88 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Richard S. Gaston, dated June 27, 1996, filed as
         Exhibit 10.12 to Registrant's Quarterly Report on Form 10- Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

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

10.93 Loan commitment agreement between Union Bank of California and SierraWest Bancorp dated February 25, 1997, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and by this reference incorporated herein.

10.94 The Pooling and Servicing Agreement between SierraWest Bank, as Seller and Servicer, and Marine Midland Bank, as Trustee, dated April 30, 1997, filed as Exhibit 28.1 on the Registrant's Form 8-K filed June 20, 1997, and by this reference incorporated herein.

10.95 Certificate Purchase Agreement between SierraWest Bank and Prudential Securities regarding $51.4 million SBA loan-backed adjustable rate certificates dated June 13, 1997, filed as Exhibit 28.2 on the Registrant's Form 8-K filed June 20, 1997, and by this reference incorporated herein.

10.96 Agreement for Purchase and sale of Carson City property, dated June 24, 1997, filed as Exhibit 10.1 on the Registrant's Form 10-Q for the quarter ended June 30, 1997, and by this reference incorporated herein.

10.97    Expression of Interest between Sanwa Bank California and SierraWest
         Bank.

10.98 Financial Institutions Credit Agreement between Sanwa Bank California and SierraWest Bank.

10.99 Revolving Credit and Collateral Loan Agreement dated as of May 1, 1997 by and between SierraWest Bank, and Imperial Bank.

21.1     Significant Subsidiaries of the Registrant
              SierraWest Bank, a California Corporation.

23.1     Consent of Deloitte & Touche LLP, independent auditors.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: March 25, 1998                             By: /s/ William T. Fike
                                                    --------------------
                                                    William T. Fike

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.



/s/ William T. Fike                           President and Chief Executive Officer                          March 25, 1998
-------------------------------
William T. Fike                               Director

/s/ David C. Broadley                         Executive Vice President/                                      March 25, 1998
----------------------------                  Principal Financial Officer
David C. Broadley

/s/ Richard L. Belstock                       Senior Vice President/                                         March 25, 1998
----------------------------                  Principal Accounting Officer
Richard L. Belstock

/s/ Jerrold T. Henley                         Chairman of the Board                                          March 25, 1998
------------------------------
Jerrold T. Henley

/s/ David W. Clark                            Director                                                       March 25, 1998
-----------------------------
David W. Clark

/s/ A. Morgan Jones                           Director and Corporate Secretary                               March 25, 1998
----------------------------
A. Morgan Jones

/s/ Jack V. Leonesio                          Director                                                       March 25, 1998
-----------------------------
Jack V. Leonesio

----------------------------                  Director
William W. McClintock

/s/ Richard Gaston                            Director                                                       March 25, 1998
----------------------------
Richard Gaston

/s/ Thomas M. Watson                          Director                                                       March 25, 1998
-------------------------
Thomas M. Watson

/s/ Ralph J. Coppola                          Director                                                       March 25, 1998
----------------------------
Ralph J. Coppola

/s/ John J. Johnson                           Director                                                       March 25, 1998
-----------------------------
John J. Johnson

/s/ Ronald A. Johnson                         Director                                                       March 25, 1998
---------------------------
Ronald A. Johnson


                                 Exhibit 10.97


                            EXPRESSION OF INTEREST



     Effective as of October 1 , 1997, SANWA BANK CALIFORNIA ("Sanwa") is interested in being allowed the opportunity to consider the requests of SIERRAWEST BANK ("Client") for the credit accommodations described below.


     THIS IS NOT A COMMITMENT OR OFFER TO EXTEND CREDIT. RATHER, THIS EXPRESSION OF INTEREST PROVIDES THE TERMS UNDER WHICH SANWA MAY BID FOR SPECIFIC CREDIT REQUESTS OF CLIENT AND SOME OF THE BASIC TERMS WHICH WILL GOVERN SHOULD SANWA'S BID BE ACCEPTED.

     Purpose(s). Extensions of credit shall be limited to the following types of credit facilities:

     [NA] A. Commercial Letters of Credit. For the (check as appropriate) [NA] issuance [NA] confirmation of sight and/or usance commercial letters of credit. All commercial letters of credit issued and/or confirmed under this credit facility, together with any related drafts, shall aggregate to no greater than $NA and have an expiry date of not later than one year after the date of issuance.

     [NA] B. Standby Letters of Credit. For the [NA] issuance [NA] confirmation of standby letters of credit. All standby letters of credit issued and/or confirmed under this credit facility, shall aggregate to no greater than $NA and have an expiry date of not later than one year after the date of issuance.

     [ X ] C. Federal Funds. In Sanwa's sole discretion, which shall depend on its activity in the Fed Funds market, Sanwa shall permit Client [X] to purchase [X] overnight [X] term (up to 30 days) Federal Funds ("Fed Funds") market up to a maximum aggregate amount of $5,000,000.00.

    [ X ] D. Foreign Exchange. For the [X] purchase [X] sale through Sanwa of [X] spot (requiring completion within two business days) [X] forward (any foreign exchange transaction which is to be completed after two business days but not later than 183 days) contract to buy or sell foreign currency at a given date up to a maximum aggregate amount of $5,000,000.00.

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

     Maximum Indebtedness. The maximum aggregate amount of all of the credit accommodations which Sanwa is interested in considering is $5,000,000.00.

     Representations and Warranties. Should Sanwa elect to bid on credit facilities to Client and should Client accept such bid, the following representations and warranties (and any others that may be required by Sanwa at the time of such bid) shall apply to such credit facilities (and a breach of which shall constitute a default under any signed agreement with respect to such facilities):

     (a) Client is a corporation duly organized and validly existing under the laws of [X] the State of California or [NA] of the United States of America, and is properly licensed, qualified to do business and in good standing in, and, where necessary to maintain Client's rights and privileges.

     (b) The execution, delivery and performance by Client under any of the documents executed by Client with respect to the credit facilities shall have been duly authorized and does not then and will not: (i) violate any provision of any law, rule, regulation, writ, judgment or injunction then in effect affecting Client; (ii) result in a breach of or constitute a default under any material agreement to which Client is then a party or by which it or its properties may then be bound or affected; (iii) require any consent or approval of its stockholders or violate any provision of its articles of incorporation or by-laws; or (iv) require any consent or approval of any federal or state regulatory authority.

     (c) All financial statements, call reports, thrift financial reports, information and other data which may have been or which may hereafter be submitted by Client to Sanwa are true, accurate and correct and have been or will be prepared in accordance with generally accepted accounting principles consistently applied and accurately represent Client's financial condition or, as applicable, the other information disclosed herein. Since the most recent submission of any such financial statement, information, or other data to Sanwa, Client represents and warrants that no material adverse change in Client's financial condition or operations has occurred which has not been fully disclosed to Sanwa in writing.

     Additional Covenants. Should Sanwa elect to bid on credit facilities to Client and should Client accept such bid, the following covenants and agreements (and any others that may be required by Sanwa at the time of such bid) shall apply to such credit facilities (and a breach of which shall constitute a default under each signed agreement with respect to such facilities):

     (a) Client shall maintain at all times equity (Tier 1, total equity and risk based capital) in accordance with applicable federal regulations.

     (b) Client shall record on its Call Report or Thrift Financial Report and in all other financial records appropriate notations reporting any credit extended by Sanwa as a borrowing and not as a deposit.

     (c) Client shall maintain the resolution of its Board of Directors which authorizes this borrowing and the execution, delivery and performance of the obligations hereunder as an official record of the Client and, further, will maintain as the official records of Client the minutes of any meeting which mention this borrowing.

     (d) This provision is intended to establish a "netting contract" as defined in Section 402(14) of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") with respect to the entirety of obligations between Sanwa and Client. All words and expressions used in this section which are defined in FDICIA Section 402 shall have the same meaning herein as therein. If at any time either Sanwa or Client becomes a failed financial institution, then, from and after such time, regardless of their source or derivation, including but not limited to those arising out of the credit arrangement contemplated hereunder, shall be netted and FDICIA Section 403 shall apply thereto.

                  Expiration Date. This expression of interest shall expire on July 31, 1998.

         IN WITNESS WHEREOF, this Expression of Interest has been executed by the parties hereto as of the date first hereinabove written.


SANWA BANK CALIFORNIA                    SIERRAWEST BANK

By: /s/Robert Solomon                    By: /s/William H. McGaughey
       Robert Solomon, Vice President           William H. McGaughey,
             (Name/Title)                       SVP/Treasurer
Address: 601 S. Figueroa St.,  W8-17            (Name/Title)
         Los Angeles, CA 90017           Address:10181 Truckee-Tahoe Airport Rd.
                                                 Truckee, CA  96160

                                 Exhibit 10.98

                         FINANCIAL INSTITUTIONS AGREEMENT
                                CREDIT AGREEMENT

     This Credit Agreement ("Agreement") is made and entered into this 1st day of October, 1997, by and between SANWA BANK CALIFORNIA ("Sanwa") and SIERRAWEST BANK ("Client"), with respect to the following:

         1.00  Agreement to Lend.

     1.01 Line of Credit. Subject to the terms and conditions hereof and so long as no Event of Default occurs, Sanwa agrees to extend to Client certain credit accommodations up to a total principal amount, including any sublimits, from time to time outstanding of $250,000.00 ( the "Line of Credit"), as follows:

     1.02 Purpose(s). Extensions of credit shall be limited to the following types of credit facilities:

     [X] A. Commercial Letters of Credit. For the [X] issuance [X] confirmation of sight and/or usance commercial letters of credit. All commercial letters of credit issued and/or confirmed under this credit facility, together with any related drafts, shall aggregate to no greater than $250,000.00 and have an expiry date of not later than one year after the date of issuance.

     [X] B. Standby Letters of Credit. For the [X] issuance [X] confirmation of standby letters of credit. All standby letters of credit issued and/or confirmed under this credit facility shall aggregate to no greater than $250,000.00, and have an expiry date of not later than one year after the date of issuance.

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

     [X] C. Federal Funds. In Sanwa's sole discretion, which shall depend on, among other things, its activity in the Fed Funds market, Sanwa shall permit Client to purchase [X] overnight [X] term (up to 30 days) Federal Funds ("Fed Funds") up to a maximum aggregate amount of $250,000.00; [NA] provided that, absent Sanwa's prior approval and a 30 day out-of-debt period, Client shall have no more than NA consecutive business days of borrowing in the Fed Funds market.

     [X] D. Foreign Exchange. For the purchase and/or sale through Sanwa of [NA] spot (requiring completion within two business days) [NA] forward (any foreign exchange contract which is to be completed after two business days but not later than NA days) contract to buy or sell foreign currency at a given date up to a maximum aggregate face amount of $NA.

Sanwa may refuse to enter into a foreign exchange transaction with Client where Sanwa, in its sole discretion, determines that such foreign currency is unavailable, or where Sanwa would be prohibited by any applicable law, regulation or order from purchasing such foreign currency.

     [NA] E. Line of Credit Advances. Line of Credit Advances ("Advances") up to a maximum aggregate amount of $NA.

     Quotes. Any quotation given by Sanwa will be valid only as of the time given. If not accepted by Client at that time, which acceptance will be irrevocable, the quote shall be deemed automatically withdrawn and cannot be accepted later.

     Aggregate  Limits.  In  addition  to the Line of Credit  limit set forth in
Section 1.01 above, in no event shall the outstanding and requested credit accommodations described in Section 1.02 and NA above exceed $250,000.00.

         1.03  Fees and Interest.

                  A.  Commercial and/or Standby Letters of Credit.

                  1.  Commercial Letters of Credit.

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

                  2.  Standby Letters of Credit.

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

     Any additional fees which may arise in connection with such letters of credit, including, without limitation, the fees for amendment and payment, shall be: Sanwa's minimum letter of credit fee for the applicable service plus 50% of the standard letter of credit fee for such service in excess of the minimum fee. The letter of credit fees are published from time to time in Sanwa's Schedule of Fees and Charges.

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

     E. Line of Credit Advances. Interest shall accrue on each Advance from the date of the Advance at a variable rate equivalent to an index for a variable interest rate which is quoted, published or announced from time to time by Sanwa as its reference rate and as to which loans may be made by Sanwa at, below or above such reference rate (the "Reference Rate") plus/minus NA% per annum (the "Variable Rate"). Interest shall be adjusted concurrently with any change in the Reference Rate. Interest hereunder shall be computed on the basis of NA days per year, but charged on the actual number of days elapsed.

     [NA] In addition to Variable Rate Advances, Sanwa agrees to make Advances to Client, at Client's election, at a fixed rate for such period of time that Sanwa may quote and offer, provided that any such period of time shall be for at least NA days and shall not exceed NA days and provided further that any such period of time does not extend beyond the Expiration Date (the "Interest
Period") for Advances in the minimum amount $NA and in $NA increments thereafter. Such interest rate shall be a percentage approximately equivalent to NA% per annum in excess of the rate which Sanwa determines in its sole and absolute discretion to be equal to Sanwa's cost of acquiring funds (adjusted for any and all assessments, surcharges and reserve requirements pertaining to the borrowing or purchase by Sanwa of such funds) in an amount approximately equal to the amount of the relevant Advance and for a period of time approximately equal to the relevant Interest Period (the "Fixed Rate"). Advances based upon the Fixed Rate are hereinafter referred to as "Fixed Rate Advances".

     Interest on any Fixed Rate Advance shall be computed on the basis of NA days per year, but charged on the actual number of days elapsed.

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

     1. Notice of Borrowing. Client may borrow under the Line of Credit by requesting:

     (a) [NA] A Variable Rate Advance. A Variable Rate Advance may be made on the day notice is received by Sanwa; provided, however, that if Sanwa shall not have received notice at or before 3:30 p.m. on the day such Advance is requested to be made, such Variable Rate Advance may be made, at Sanwa's option, on the next business day.

     (b) [NA] A Fixed Rate Advance. Notice of any Fixed Rate Advance shall be received by Sanwa no later 11:00 a.m. two business days prior to the day (which shall be a business day) on which Client requests such Fixed Rate Advance to be made.

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

     1.04 Compensating Balances; Fee-in-Lieu of Compensating Balances. Maintain demand deposits with Sanwa with net free compensating balances in an amount equivalent to not less than $131,250.00 on an average daily basis during each [NA] month [X] calendar quarter (the "Compensating Balance Requirement"). Client shall pay to Sanwa on the 10th day following the last day of each [NA] month [NA] calendar quarter (the "Time Period") a fee equivalent to (check as applicable):

          [X] the product of (i) the earnings credit rate for account analysis purposes during the preceding Time Period; times (ii) the difference, if any, by which the compensating balances to be maintained by Client pursuant to this paragraph shall exceed the amount of average daily balances actually maintained by Client during such preceding Time Period.

          [NA]  NA%  of  the  sum  of  $NA  if  the  Compensating   Balance
          Requirement is not met.

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

     1.07 Expiration of Line of Credit.

     1.07 A. Unless earlier terminated in accordance with the terms of this Agreement, Sanwa's commitment to extend credit under the Line of Credit shall automatically expire on July 31, 1998 (the "Expiration Date").

     1.07 B. The commitment by Sanwa to issue Letters of Credit shall, unless earlier terminated in accordance with the terms of this Agreement, automatically terminate on the Expiration Date and no Letter of Credit shall expire on a date which is (check as applicable) [NA] after the Expiration Date [X] more than 365 days after the Expiration Date.

     1.07 C. The commitment by Sanwa to enter into foreign exchange transactions shall, unless earlier terminated in accordance with this Agreement, automatically terminate on the Expiration Date and no foreign exchange contract shall expire on a date which is (check as applicable) [NA] after the Expiration Date [NA] more than 183 days after the Expiration Date.

     2.00 Conditions Precedent.

     2.01 Conditions Precedent to any Transactions. Prior to the extension of credit under the Line of Credit, Client shall deliver or cause to be delivered to Sanwa, in form and substance satisfactory to Sanwa: (i) Loan Fees of $NA;
(ii) evidence relating to the duly given approval and authorization to execute, deliver and perform this Agreement, including, without limitation, a certificate by Client's secretary that: (a) the Client's Board of Directors has adopted the agreements encompassed hereunder; and (b) that such agreements are noted on the Client's books and records as part of Client's official records; (iii) all other documents, instruments and agreements required hereunder or by Sanwa; and (iv) all other actions to be taken by Client hereunder or thereunder together with such other documents and opinions as Sanwa may require with respect to the transactions described herein (the "Loan Documents").

          2.02  Conditions  Precedent  to Each  Transaction  under  the  Line of
     Credit.

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

     3.00 Representations and Warranties. Client hereby makes the following representations and warranties to Sanwa, which representations and warranties are continuing:

     3.01 Status. Client is a corporation duly organized and validly existing under the laws of [X] the State of California or [NA] of the United States of America, and is properly licensed, qualified to do business and in good standing in, and, where necessary to maintain Client's rights and privileges.

     3.02 Authority. The execution, delivery and performance by Client hereunder of the transactions contemplated hereby, and by any security agreement executed in connection herewith (including the providing of any collateral or compensating balances for any credit extended hereunder), have been duly authorized and does and will not: (i) violate any provision of any law, rule, regulation, writ, judgment or injunction presently in effect affecting Client;
(ii) result in a breach of or constitute a default under any material agreement to which Client is a party or by which it or its properties may be bound or affected; (iii) require any consent or approval of its stockholders or violate any provision of its articles of incorporation or by-laws; or (iv) require any consent or approval of any federal or state regulatory authority.

     3.03 Financial Statements. All financial statements, call reports, thrift financial reports, information and other data which may have been or which may hereafter be submitted by Client to Sanwa are true, accurate and correct and have been or will be prepared in accordance with generally accepted accounting principles consistently applied and accurately represent Client's financial condition or, as applicable, the other information disclosed herein. Since the most recent submission of any such financial statement, information, or other data to Sanwa, Client represents and warrants that no material adverse change in Client's financial condition or operations has occurred which has not been fully disclosed to Sanwa in writing.

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


     B. Call Reports or Thrift Financial Reports. Not later than 60 days after the end of each calendar quarter a copy of Client's most recent Call Report or Thrift Financial Reports (or such other similar report required by Client's regulator).

     C. Other Information. Promptly upon Sanwa's request, such other information pertaining to Client as Sanwa may reasonably request.

     4.02  Financial  Condition.  Maintain  at all times  equity  (Tier 1, total
equity  and  risk  based  capital)  in  accordance   with   applicable   federal
regulations.

     4.03 Borrowing/Not Deposit. Client shall record on its Call Report or Thrift Financial Report and in all other financial records appropriate notations reporting the credit hereunder as a borrowing and not as a deposit.

     4.04 Maintain Corporate Records. Client shall maintain the resolution of its Board of Directors which authorizes this borrowing and the execution, delivery and performance of the obligations hereunder as an official record of the Client and, further, will maintain as the official records of Client the minutes of any meeting which mention this borrowing.

     4.05 Senior Officer's Certificate. Upon request by Sanwa, Client must deliver to Sanwa a certificate of a Senior Officer which certifies that the transaction is governed by this Credit Agreement and related documents; reconfirming the truth of all representations and warranties of Section 3.00, et seq.; and certifying to compliance with all Other Agreements, as specified in
Section 4.00, et.seq.

     4.06                                          Other.
___________NA__________________________________________________________________
_________________________________________________________________________.

     5.00 Events of Default. Any one or more of the following described events shall constitute an event of default (an "Event of Default") under this
Agreement:

     5.01 Non-Payment. Client shall fail to pay any payment of principal or interest or any other sum referred to in this Agreement within 10 days of when due.

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

     5.03 Representations and Warranties: Financial Statements. Any representation or warranty made by Client under or in connection with this Agreement or any financial statement given by Client shall prove to have been incorrect in any material respect when made or given.

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

     6.00 Remedies on Default.

     Upon the occurrence of any Event of Default, Sanwa may, at its sole election, without demand and upon only such notice as may be required by law:

     6.01 Acceleration. Declare any or all of the Client's indebtedness owing to the Bank, whether under this Agreement or under any other document, instrument or agreement, immediately due and payable, whether or not otherwise due and payable.

     6.02 Cease Extending Credit. Cease making Advances or otherwise extending credit to or for the account of the Client under this Agreement or under any other agreement now existing or hereafter entered into between the Client and Sanwa.

     6.03 Termination. Terminate this Agreement as to any future obligation of Sanwa without affecting the Client's obligations to Sanwa or Sanwa's rights and remedies under this Agreement or under any other document, instrument or agreement.

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

     6.06 Non-Exclusivity of Remedies. Exercise one or more of Sanwa's rights set forth herein or seek such other rights or pursue such other remedies as may be provided by law, in equity or in any other agreement now existing or hereafter entered into between the Client and Sanwa, or otherwise.

     7.00 Miscellaneous Provisions.

     7.01 Amounts Payable on Demand. If Client fails to pay on demand any amount so payable under this Agreement, such amount shall bear interest as provided in the Loan Documents. If the Loan Documents do not provide a rate of interest, where a Line of Credit for Client exists, Sanwa may, at its option and without any obligation to do so and without waiving any default occasioned by Client's failure to pay such amount, create an Advance in an amount equal to the amount so payable, which Advance shall thereafter bear interest as provided under the Line of Credit. If no Line of Credit is in existence, the amount due and payable shall accrue interest at the Reference Rate (the "Variable Rate"). Interest shall be adjusted concurrently with any change in the Reference Rate. Interest hereunder shall be computed on the basis of 360 days per year, but charged on the actual number of days elapsed.

     7.02 Default Interest Rate. Client shall pay to Sanwa interest on any indebtedness or amount payable under this Agreement, from the date that such indebtedness or amount became due or was demanded to be due until paid in full, at a rate which is 3% in excess of the rate otherwise provided under this Agreement.

     7.03 Indemnification for Letter of Credit Costs. Client shall, upon Sanwa's request, promptly pay to and reimburse Sanwa for all costs incurred and payments made by Sanwa by reason of any future assessment, reserve, deposit or similar requirement or any surcharge, tax or fee imposed upon Sanwa or as a result of Sanwa's compliance with any directive or requirement of any regulatory authority pertaining or relating to any letter of credit or acceptance.

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

     7.05 "Netting" Provision. This provision is intended to establish a "netting contract" as defined in Section 402(14) of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), as may be amended from time to time, with respect to the entirety of obligations between Sanwa and Client. All words and expressions used in this section which are defined in FDICIA Section 402 shall have the same meaning herein as therein. If at any time either Sanwa or Client becomes a failed financial institution, then, from and after such time, all covered contractual payment entitlements and all covered contractual payment obligations between Sanwa and Client, regardless of their source or derivation, including but not limited to those arising out of the credit arrangement contemplated hereunder, shall be netted and FDICIA Section 403 shall apply thereto.

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

     7.09 Waiver. Neither the failure nor delay by Sanwa in exercising any right hereunder or under any document, instrument or agreement mentioned herein shall operate as a waiver thereof, nor shall any single or partial exercise of any right hereunder or under any document, instrument or agreement mentioned herein preclude other or further exercise thereof or the exercise of any other right; nor shall any waiver of any right or default hereunder or under any other document, instrument or agreement mentioned herein constitute a waiver of any other right or default or constitute a waiver of any other default of the same or any other term or provision.

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


SANWA BANK CALIFORNIA:                 SIERRAWEST BANK:

By: /s/ Robert Solomon                 By: /s/ William H. McGaughey
Robert Solomon, Vice President         William H. McGaughey, SVP/Treasurer
(Name/Title)                           (Name/Title)


Address: 601 S. Figueroa Street        By: /s/David Broadley
           Los Angeles, CA 90017       David Broadley, EVP/CFO
                                       (Name/Title)
                                       Address:  10181 Truckee-Tahoe Airport Rd.
                                       Truckee, CA  96160

                              Exhibit 10.99

                  REVOLVING CREDIT AND COLLATERAL LOAN AGREEMENT


     REVOLVING CREDIT AND COLLATERAL LOAN AGREEMENT dated as of May 1, 1997 by and between SierraWest Bank, a California banking corporation (hereinafter called "Company"), and IMPERIAL BANK, a California banking corporation (hereinafter called "Bank").

     In consideration of the mutual covenants and agreements contained herein, Company and Bank agree as follows:

Section 1.  DEFINITIONS

Defined Terms. All terms defined in this Agreement shall have the defined meanings when used herein or in any note, certificate, report or other document made or delivered pursuant to this Agreement, unless the context otherwise requires. The following terms shall have the following meanings:

     "Agreement" means this Revolving Credit and Collateral Loan Agreement as originally executed and as the same may from time to time be amended or supplemented.
     "Business Day" means any day other than a Saturday, Sunday, or holiday on which banks in the State of California are authorized by law to close.
     "Collateral" means all property referred to and described in Section 2.6 hereof.
     "Deed of Trust" means a deed of trust or mortgage in form satisfactory to Bank (a) which secures a Mortgage Note and (b) the lien of which constitutes a first lien on the real property described therein subject only to (i) liens for taxes, assessments, or similar governmental charges not yet due and payable,
(ii) zoning restrictions, (iii) mineral reservations, easements, covenants, conditions and restrictions of record which shall neither defeat nor render invalid such lien, nor materially impair the merchantability, or value of such real property, and (iv) such other exceptions to title as have been approved in writing by Bank.
     "Event of Default means any event described in Section 8.1 hereof.
     "FHA" means the Federal Housing Administration and any successor thereto.
     "FHA Mortgage" means a mortgage loan within acceptable limits insured by the FHA.
     "FHLMC" means the Federal Home Loan Mortgage Corporation and any successor thereto.
     "FNMA" means the Federal National Mortgage Association and any successor thereto.
     "GNMA" means the Government National Mortgage Association and any successor thereto.

     "Interest Period" means the period commencing on the borrowing date on which a Loan is disbursed and ending on the date three months thereafter when selected by the Company in its notice of borrowing.
     "Interest Rate" shall mean as to: (a) Prime Rate Loans, equal to the Prime Rate; and (b) LIBOR Rate Loans, a rate of 2.00% per annum in excess of the LIBOR Rate (based on the LIBOR Rate applicable for the Interest Period designated by the Borrower).
     "Investor" means a bank, trust company, savings and loan association, pension fund, governmental authority, insurance company, investment company, or securities broker or dealer, designated by Company and approved by Bank.
     "Investor Commitment" means an existing, written agreement, in form and substance satisfactory to Bank, to Company from an investor to purchase Mortgage Loans.
     "LIBOR Base Rate" means, for any Interest Period for a LIBOR Rate Loan, the rate of interest per annum determined by Bank (to be the per annum rate of interest at which deposits in United States Dollars are offered to Bank in the London interbank market in which Bank customarily participates) at 11:00AM (local time in such interbank market) two (2) Business Days before the first day of such Interest Period for a period approximately equal to such Interest Period and in an amount approximately equal to the amount of such Loan.
     "LIBOR Rate" shall mean, for any Interest Period for a LIBOR Rate Loan, a rate per annum (rounded upwards, if necessary, to the nearest 1/16 of 1% equal to (i) the LIBOR Base Rate for such Interest Period divided by (ii) 1 minus the Reserve Requirement for such Interest Period.
     "LIBOR Rate Loans" means any Loans made or a portion thereof on which interest is payable based on the LIBOR Rate in accordance with the terms hereof.
     "Loan" means each extension of credit by Bank to the Company hereunder. "Loans" mean any or all of the loans from Bank to Company pursuant to this
Agreement.
     "Mortgage Loan" means any loan evidenced by a Mortgage Note.
     "Mortgage Note" means a negotiable promissory note executed by a bona fide third party who has the capability to contract, payable to Company in monthly installments, matures in thirty (30) years or less, and is secured by a Deed of Trust on such real property described therein.
     "Person" means a corporation, association, partnership, trust, organization, business, individual or government or governmental agency or political subdivision thereof.
     "Prime Rate" means the floating commercial loan base or reference rate of interest announced by Bank from time to time as its Prime Rate, which is not necessarily the lowest rate offered by Bank at such time.
     "Prime Rate Loans" means any Loans made or a portion thereof on which interest is payable based on the Prime Rate in accordance with the terms hereof.
     "Regulatory Change" means, with respect to Bank, any change on or after the date of this Loan Agreement in United States federal, state or foreign laws or regulations, including Regulation D, or the adoption or making on or after such date of any interpretations, directives or requests applying to a class of lenders, including Bank, of or under any United States federal or state, or any foreign, laws or regulations (whether or not having the force of law) by any court or governmental or monetary authority charged with the interpretation or administration thereof.
     "Reserve Requirement" means, for any Interest Period, the average maximum rate at which reserves (including any marginal, supplemental or emergency reserves) are required to be maintained during such Interest Period under Regulation D against "Eurocurrency liabilities" (as such term is used in Regulation D) by member banks of the Federal Reserve System. Without limiting the effect of the foregoing, the Reserve Requirement shall reflect any other reserves required to be maintained by Bank by reason of any Regulatory Change against (i) any category of liabilities which includes deposits by reference to which the LIBOR Rate is to be determined as provided in the definition of "LIBOR Base Rate" or (ii) any category of extensions of credit or other assets which include Loans.
     "Revolving Note" means the Company's promissory note issued to Bank pursuant to Section 2.2 hereof with appropriate insertions.
     "SBA" means the Small Business Association and any successor thereto. "SBA Loan" means a Mortgage Loan within acceptable limits guaranteed by the  SBA.
     "Servicing Portfolio" means the Mortgage Notes serviced by Company for the purpose of processing payments thereon on behalf of the owner(s) thereof, for which services Company is paid a fee.
     "Tangible Net Worth shall mean the excess of all of the Company's assets (excluding any value for goodwill, trademarks, patents, copyrights, organization expense and other similar intangible items) over all its liabilities as determined and computed in accordance with generally accepted accounting principles consistently applied.
     "Total Debt" shall mean the total of all items of indebtedness, obligation or liability which would be included in determining total liabilities as shown on the liability side of a balance sheet of the Company at the date as of which Total Debt is to be determined.
     "VA" means the  Veterans'  Administration  and any successor  thereto.
     "VA Loan" means a Mortgage Loan within acceptable limits guaranteed by the VA.

Section 2.  AMOUNT AND TERMS OF CREDIT

     2.1 Loans. Subject to the terms and conditions of this Agreement, Bank agrees to make Loans (herein the "Loan" ) to Company, which amount shall not exceed the sum of ten million dollars ($10,000,000.00) in the aggregate outstanding at any one time. Bank's obligation to make the Loans shall terminate on the maturity date set forth in the Revolving Note as described in Section 2.2 hereof subject to any renewal extension of the Revolving Note. Each LIBOR Rate Loan shall be made upon the irrevocable written request of Borrower received by Bank not later than 11:00AM (California time) on the Business Day three (3) Business Days prior to the date such

Loan is to be made. Each such notice shall specify the date such Loan is to be made, which day shall be a Business Day, the amount of such Loan, the Interest Period for such Loan, and comply with such other requirements as Bank determines are reasonable or desirable in connection herewith. Each written request for a LIBOR Rate Loan shall be in the form of a LIBOR Rate Loan Borrowing Certificate as set forth on Exhibit A, which shall be duly executed by the Borrower.


     2.2 Revolving Note. The obligation of Company to repay the Loans shall be evidenced by a Revolving Note, payable as set forth in Sections 2.4 and 2.5 hereof, all amounts outstanding becoming finally due and payable as specified in the Revolving Note if not paid before. Bank shall record the principal amount of the initial Loan on the books and records of Bank. Additional Loans made by Bank and payments and prepayments of principal with respect to the Revolving Note shall be evidenced by notations made by Bank on the books and records of Bank. The aggregate unpaid amount of Loans set forth on the books and records of Bank shall be presumptive evidence of the principal amount owing and unpaid on the Revolving Note.

     2.3 Interest. a. The Revolving Note shall bear interest upon the unpaid principal balance which is not a LIBOR Loan from its date at a fluctuating rate per annum equal to Bank's Prime Rate. All interest shall be calculated on the basis of a year of 360 days and the actual number of days. Any change in the interest rate on the Revolving Note resulting from a change in the Prime Rate shall become effective as of the day on which such change in the Prime Rate shall become effective.
     b. Any LIBOR Rate Loans shall automatically convert to Prime Rate Loans upon the last day of the applicable Interest Period, unless Bank has received and approved a complete and proper request to continue such LIBOR Rate Loan at least three (3) Business Days prior to such last day in accordance with the terms hereof. Any LIBOR Rate Loans shall, at Bank's option, convert to Prime Rate Loans in the event that (i) a Default, or event which with the notice or passage of time or both would constitute a Default, shall exist, (ii) this Agreement shall terminate, or (iii) the aggregate principal amount of LIBOR Rate Loans at any time exceeds the Maximum Availability. Borrower agrees to pay to Bank, upon demand by Bank ( or Bank may, at its option, charge Borrower's loan account) any amounts required to compensate Bank for any loss (including loss of anticipated profits), cost or expense incurred by such person, as a result of the conversion of LIBOR Rate Loans to Prime Rate Loans pursuant to any of the foregoing.
     c. On all Loans, Interest shall be payable by Borrower to Bank monthly in arrears not later than the tenth (10th) day of each calendar month at the applicable Interest Rate. Should interest not be paid before the tenth day of the month, it shall thereafter bear like interest as the principal.

     2.4 Regular Principal Payments. The amount received directly by Company or from sale of said Mortgage Loans to any designated government or institutional investor or by any other collection of any principal amount shall be due and payable to Bank immediately following such receipt for application to unpaid principal and interest on the Loans.

     2.5 Payment of Principal on Demand. Company will pay Bank on demand the full amount of any outstanding Loan in the event that:
     A. Said Loan shall be outstanding  for more than 90 days.
     B. Any default  shall occur with respect to the corresponding  Mortgage
Loan.
     2.6 Collateral. As security for the Loans and any other obligations of Company under this Agreement, Company does hereby pledge, assign and hypothecate to Bank, and grant to Bank a security interest in, the following:
     A. Mortgage Notes, Deeds of Trust, documents and other property as shall be deposited with or held by Bank or its agent in trust for Bank pursuant to this Agreement, the Mortgage Loans evidenced thereby and the proceeds thereof;
     B. All hazard insurance policies, title insurance policies, and any proceeds thereof, and any condemnation proceeds;
     C. All files, surveys, certificates, correspondence, appraisals, computer programs, tapes, discs, cards, accounting records and all other records, information and data of Company relating to the Mortgage Loans assigned hereunder;
     D. Any and all deposit accounts maintained by Company with Bank; and
     E. Any other property and proceeds thereof that may from time to time hereafter be delivered by Company to Bank or to its agent to be held in trust for Bank pursuant to this Agreement.
     F. Any and all assets of Company, real or personal.
     G. All Investor Commitments covering the Mortgage Loans assigned hereunder to the extent that the granting of a security interest in same shall not violate any restrictions against assignment contained in said investor commitments, and in the proceeds resulting from sales by Company pursuant thereto.
     H. All Servicing Rights and proceeds thereof.

     2.7 Limitations on Amounts Funded. In no event shall any advance under any Loan exceed the maximum investor commitment ceiling of the corresponding Mortgage Loan assigned hereunder, as those ceilings may change from time to time. Bank reserves the right to approve any changes in these ceilings.

     2.8  Transmittal of Mortgage Loans.
     A. So long as no Event of Default shall occur or exist, Bank may, in its discretion, deliver or release any Mortgage Loan constituting Collateral and all related documents to Company so that Company may transmit such documents to the appropriate investor for purchase in accordance with the Purchase Contract or Investor Commitment.

     B. Transmittal shall be in such form as shall be satisfactory to Bank, including, without limitation, (a) Company's execution and delivery of a Trust Receipt with appropriate insertions for any Mortgage Loan released to Company, and (b) written notice to Bank from any officer of Company authorized to request a Revolving Loan specified herein.
     C. In the case of Mortgage Loans, the approved investor shall immediately return all loan documents to Bank if payment is not made within thirty (30) days from the date of transmittal by Bank, and Company shall immediately return all loan documents to Bank if transmittal to an approved investor is not completed within three (3) days from the date of transmittal by Bank. Payments received from approved investors shall be applied first to the satisfaction of Company's obligations under this Agreement, and charges in connection therewith, and the remainder, if any, shall be paid to Company.
     2.9 Redemption of Collateral. So long as no Event of Default shall occur or exist, Company may redeem, free from any security interest of Bank, any Mortgage Loan constituting Collateral and all related documents upon payment to Bank of the principal amount of the Loan advanced therefor plus interest accrued thereon.
     2.10 Disbursement of Loans. Bank shall fund according to a funding schedule submitted by Company into a pre-designated funding account maintained by Company at Bank.
     2.11 Holiday Payments. If any payment to be made by Company hereunder or under the Revolving Note shall become due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day and such extension of time shall be included in computing any interest in respect of such payment.

     2.12 Additional Requirements/Provisions Regarding LIBOR Rate Loans; etc.

     A. If for any reason (including voluntary or mandatory prepayment or acceleration), Bank receives all or part of the principal amount of a LIBOR Rate Loan prior to the last day of the Interest Period for such Loan, Borrower shall immediately notify Borrower's account officer at Bank and, on demand by Bank, pay Bank the amount (if any) by which (i) the additional interest which would have been payable on the amount so received had it not been received until the last day of such Interest Period exceeds (ii) the interest which would have been recoverable by Bank by placing the amount so received on deposit in the certificate of deposit markets or the offshore currency interbank markets or United States Treasury investment products, as the case may be, for a period starting on the date on which it was so received and ending on the last day of such Interest Period at the interest rate determined by Bank in its reasonable discretion. Bank's determination as to such amount shall be conclusive absent manifest error.

     B. Borrower shall pay to Bank, upon demand by Bank, from time to time such amounts as Bank may determine to be necessary to compensate it for any costs incurred by Bank that Bank determines are attributable to its making or maintaining of any amount receivable by Bank hereunder in respect of any Loans relating thereto

(such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), in each case resulting from any Regulatory Change which:

     i. changes the basis of taxation of any amounts payable to Bank under this Supplement in respect of any Loans (other than changes which affect taxes measured by or imposed on the overall net income of Bank by the jurisdiction in which such Bank has its principal office); or

     ii. imposes or modifies any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of Bank (including any Loans or any deposits referred to in the definition of "LIBOR Base Rate"); or

     iii. imposes any other condition affecting this Supplement (or any of such extensions of credit or liabilities). Bank will notify Borrower of any event occurring after the date of the Loan Agreement which will entitle Bank to compensation pursuant to this section as promptly as practicable after it obtains knowledge thereof and determines to request such compensation. Bank will furnish Borrower with a statement setting forth the basis and amount of each request by Bank for compensation under this Section 4. Determinations and allocations by Bank for purposes of this Section 4 of the effect of any Regulatory Change on its costs of maintaining its obligations to make Loans or of making or maintaining Loans or on amounts receivable by it in respect of Loans, and of the additional amounts required to compensate Bank in respect of any Additional Costs, shall be conclusive absent manifest error.

     C. Borrower shall pay to Bank, upon the request of Bank, such amount or amounts as shall be sufficient (in the sole good faith opinion of such Bank) to compensate it for any loss, costs or expense incurred by it as a result of any failure by Borrower to borrow a Loan on the date for such borrowing specified in the relevant notice of borrowing hereunder.

     d. If Bank shall determine that the adoption or implementation of any applicable law, rule, regulation or treaty regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Bank (or its applicable lending office) with any respect or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on capital of Bank or any person on entity controlling Bank (a "Parent") as a consequence of its obligations hereunder to a level below that which Bank (or its Parent) could have achieved but for such adoption, change or compliance (taking into consideration its policies with respect to capital adequacy) by an amount deemed by Bank to be material, then from time to time, within 125 days after demand by Bank, Borrower shall pay to Bank such additional amount or amounts as will compensate Bank for such reduction. A statement of Bank claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive absent manifest error.

     E. If at any time Bank, in its sole and absolute discretion, determines that: (i) the amount of the LIBOR Rate Loans for periods equal to the corresponding Interest Periods are not available to Bank in the offshore currency interbank markets, or (ii) the LIBOR Rate does not accurately reflect the cost to Bank of lending the LIBOR Rate Loan, then Bank shall promptly give notice thereof to Borrower, and upon the giving of such notice Bank's obligation to make the LIBOR Rate Loans shall terminate, unless Bank and the Borrower agree in writing to a different interest rate applicable to LIBOR Rate Loans. If it shall become unlawful for Bank to continue to fund or maintain any Loans, or to perform its obligations hereunder, upon demand by Bank, Borrower shall prepay the Loans in full with accrued interest thereon and all other amounts payable by Borrower hereunder (including, without limitation, any amount payable in connection with such prepayment).

Section 3.  CONDITIONS OF LENDING

     3.1 Conditions Precedent to Borrowing. Bank shall not be obligated to lend to Company and no Loan shall be made to Company under this Agreement unless the following conditions precedent have been satisfied:

     A.Company shall comply, and shall have complied, with all of the covenants, representations and warranties under this Agreement and no Event of Default shall have occurred and be continuing.

     B.Company shall have validly executed and delivered to Bank in form and substance satisfactory to Bank the following:
          1. A corporate resolution of the Board of Directors of Company authorizing the execution of this Agreement, the Revolving Note, and any and all other documents related to this Agreement;
          2.   This Agreement duly executed;
          3.   The Revolving Note duly executed;
          4. Such other documents as Bank may reasonably request or as otherwise specified herein in order to effect fully the purposes of this Agreement.

     3.2 Conditions Precedent to First Borrowing and Each Subsequent Borrowing. The obligation of Bank to make each Loan hereunder is subject to the following conditions:
     A. Each Mortgage Loan constituting Collateral is on residential or commercial property in such jurisdictions as may be approved by Bank; is secured by a first lien on said property and originated under the SBA 504 program or have an SBA 7(a) loan in junior position on the property. There shall exist no default under any assigned Mortgage Note or corresponding Mortgage Loan, and each Mortgage Loan must be approved by Bank for use as Collateral hereunder;

     B. Bank shall have received the following in form and substance satisfactory to Bank:
                  1.       Original Mortgage Note endorsed in blank by Company;
                  2. Assignment to Bank of the Deed of Trust. Such Assignment shall be recorded at Bank's discretion;
                  3.       Certified Copy of the Deed of Trust;
                  4.       Collateral Transmittal Sheet;
                  5. U.S. Small Business Association PLP confirmation letter;
                  6. SBA Authorization and Loan Agreement or Authorization for Debenture Guarantee to PLP or CLP lender; and
                  7.       Other documentation as Bank may reasonably require.

Section 4.  COMPANY'S REPRESENTATIONS AND WARRANTIES

Company makes the following representations and warranties which shall be deemed to be continuing representations and warranties so long as any credit hereunder shall be available and until payment in full of the Revolving Note:

     4.1 Existence and Rights. Company is a corporation duly organized and existing in good standing under the laws of the State of California without limit as to the duration of its existence; Company has corporate powers and adequate authority, rights and franchises to own its property and to carry on its business as now conducted, and is duly qualified and in good standing in each State in which the character of its business makes such qualification necessary; Company has the corporate power and adequate authority to make and carry out this Agreement and to issue the Revolving Note as herein provided; and Company's chief executive office is located in the State of California.

     4.2 Agreement and Revolving Note Authorized. The execution, delivery and performance of this Agreement, and the execution and delivery of the Revolving Note are duly authorized and do not require the consent or approval of any governmental body or other regulatory authority; are not in contravention of or conflict with any law or regulation or any term or provision of its Articles of Incorporation or bylaws; and this Agreement is, and the Revolving Note when delivered for value received will be, the valid, binding and legally enforceable obligations of Company in accordance with their terms.

     4.3 No Conflict. The execution, delivery and performance of this Agreement and of the Revolving Note will not breach or constitute a default under any agreement, indenture, undertaking or other instrument to which Company is a party or by which it or any of its property may be bound or affected, and, other than in favor of Bank, such execution, delivery and performance will not result in the creation or imposition of (or the obligation to create or impose) any lien, charge or encumbrance on, or security interest in, any of its property pursuant to the provisions of any of the foregoing.

     4.4 Litigation. There is no litigation or other proceeding pending or, to the knowledge of Company, threatened against or affecting it or its properties which, if determined adversely to Company, would have a materially adverse effect on the financial condition, properties or operations of Company, and it is not in default with respect to any order, writ, injunction, decree or demand of any court or other governmental or regulatory authority.

     4.5 Financial Condition. The opening balance sheet of Company as of December 31, 1996, a copy of which has heretofore been delivered to Bank by Company, and all other statements and data submitted in writing in connection with the request for the credit granted by this Agreement are true and correct, and said balance sheet truly represents the financial condition of Company as at the date thereof, and have been prepared in accordance with generally accepted accounting principles on a basis consistently maintained. Since said date there have been no changes in the assets or liabilities or financial condition of Company other than changes in the ordinary course of business, and no such changes have been materially adverse changes. Company has no knowledge of any liabilities, contingent or otherwise, at said date not reflected in said balance sheet, and Company has not entered into any commitments or contracts which are not reflected in said balance sheet, other than in the ordinary and normal course of its business, which may have a materially adverse effect upon its financial condition, operations or business as conducted.

     4.6 Tax and Renegotiation. Company's federal income tax liability has been finally determined for all years to and including fiscal year 1996, and Company has no liability for renegotiation of profits; all applicable state franchise and income taxes have been paid.

     4.7 Regulations G, T, & U. Company is not engaged principally or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying any margin stock (as defined within Regulations G, T, & U of the Board of Governors of the Federal Reserve System), and not more than twenty-five percent (25%) of the value of the Company's assets and other property consists of such margin stock.

     4.8 Other Regulations. Neither Company nor any affiliate thereof is subject to any statute or regulation restricting the ability of company or any affiliate thereof to incur indebtedness or encumber its respective properties.

     4.9 Compliance With Real Estate Legislation. Any Mortgage Loan constituting Collateral will have been made in compliance with the following laws and any regulations promulgated thereunder, including the making of all required disclosures correctly to all Persons entitled to receive them within the time specified by such law or rules.

     A. Real Estate Settlement Procedures Act of 1974;

     B. Equal Credit Opportunity Act - Regulation B;

     C. Truth In Lending Act - Regulation Z.
Further, Company is fully familiar with the requirements of the laws of the applicable jurisdiction which assigned Mortgage Loans originate with regard to fair lending practices, and all Mortgage Loans which are assigned to secure Loans hereunder shall be made in strict compliance with the provisions of any act, law or regulation which governs lending practices in the applicable jurisdiction.

     4.11 Title to Notes and Mortgages. At the time of their assignment to Bank as Collateral, the Mortgage Notes and Deeds of Trust will be held by Company as the true and lawful owner thereof, each Mortgage Note will evidence a bona fide indebtedness incurred by the maker thereof in the amount of such Mortgage Note, and each Deed of Trust will represent a valid first lien on the property described therein. There are, or will be, no defenses, counterclaims, or setoffs to the knowledge of Company which may be asserted against the Mortgage Notes or the holder thereof. All financial information relating to the Collateral, submitted by Company to Bank, whether previously or in the future, is or will be true and correct.

     4.12 Compliance with Commitments. Each Mortgage Loan assigned hereunder will comply in all respects with underwriting standards as appicable of SBA, FNMA, FHLMC, GNMA, HUD, or institutional investor designated and approved by Bank as amended from time to time.

     4.13 Loans in Special Flood Hazard Areas. Company will not make, increase, extend or renew any Mortgage Loan secured by real property located or to be located in a Special Floor Hazard Area so designated by the Secretary of Housing and Urban Development if said Mortgage Loan is to be assigned as Collateral under this Agreement, unless the community in which such area is situated is then participating in the National Flood Insurance Program, and the property covered by the related Deed of Trust is insured under such program.

Section 5.  BANK'S REPRESENTATIONS

     5.1 Non-reliance. Bank is not relying on or looking to any capital stock or other security (as defined in Regulation U of the Board of Governors of the Federal Reserve System) now or hereafter owned by Company for the repayment of the Revolving Loans.

     5.2 Investment Intent. Bank is making the Revolving Loans and receiving the Revolving Note for its own account and not with a view to the distribution thereof subject, nevertheless, to any requirement that its property shall at all times be within its control, and subject further to Bank's right (reserved hereby) to sell participations in the Revolving Note.

Section 6.  COMPANY'S AFFIRMATIVE COVENANTS

Company covenants and agrees that, so long as any credit hereunder shall be available and until payment in full of the Revolving Note, unless Bank shall otherwise consent in writing, Company shall do all of the following:
     6.1 Corporate Rights and Facilities. Maintain and preserve its corporate existence and all rights, privileges, franchises and other authority adequate for the conduct of its business; maintain its properties, equipment and facilities in good order and repair; conduct its business in an orderly manner without voluntary interruption; and maintain its chief executive office in the State of California.

     6.2 Insurance. Maintain insurance with responsible insurance carriers against such risks and in such amounts as is customarily carried by similar businesses, including, without limitation, errors and omissions, fire, public liability, property damage, workers' compensation and interruption of business insurance.

     6.3 Taxes and Other Liabilities. Pay and discharge, before the same become delinquent and before penalties accrue thereon, all taxes, assessments and governmental charges upon or against it or any of its properties, and all its other liabilities at any time existing, except to the extent and so long as:


     A. The same are being contested in good faith and by appropriate proceedings in such manner as not to cause any materially adverse effect upon its financial condition or the loss of any rights of redemption from any sale thereunder; and
     B. It shall have set aside on its books reserves (segregated to the extent required by generally accepted accounting principles) adequate with respect thereto.
     6.4 Other Taxes and Charges. Pay all governmental charges or taxes (except income, franchise or other similar taxes) at any time payable or ruled to be payable in respect of the existence, execution or delivery of this Agreement or the existence or issuance of the Revolving Note by reason of any existing or hereafter enacted federal or state statute.
     6.5 Records and Report. Maintain a system of accounting in accordance with generally accepted accounting principles on a basis consistently maintained; permit representatives of Bank to have access to and to examine its properties, books and records at all reasonable times; and furnish at Company's expense to the Bank:
     A. As soon as available, and in any event within 45 days after the close of each quarter of the first three quarters of each fiscal year of Company, commencing with the quarter ending December 31, 1996, a balance sheet, profit and loss statement and reconciliation of capital accounts of Company as at the close of such quarter and covering operations for the portion of Company's fiscal year ending on the last day of such quarter, all in reasonable detail and stating in comparative form the figures for the corresponding date and period in the previous fiscal year, prepared in accordance with generally accepted accounting principles on a basis consistently maintained by Company and certified by an appropriate officer of company, subject, however, to year-end audit adjustments;
     B. As soon as available, and in any event within 90 days after the close of each fiscal year respectively, a balance sheet, profit and loss statement and reconciliation of capital accounts of Company as at the close of and for such fiscal year, all in reasonable detail and stating in comparative form the figures as at the close of and for the previous fiscal year, audited by and with the unqualified opinion of certified public accountants satisfactory to Bank;
     C. Promptly after thereof by Company, copies of any detailed audit reports submitted to Company by independent accountants in connection with each annual or interim audit of the accounts of the Company made by such accountants;
     D. Currently with delivery of the documents provided for in Section 6.5B hereof, a certificate of the President and Executive Vice President of Company, stating that Company has performed and observed each and every covenant contained in this Agreement to be performed by it and that no Event of Default has occurred and no condition then exists which constitutes an Event of Default hereunder or would constitute such an Event of Default upon the giving of notice, the lapse of time, or both, specified herein; or, if any such event has occurred or any such condition exists, specifying the nature thereof; and

     E. Such other information relating to the affairs of Company as Bank may reasonably request from time to time.

     6.6 Notice of Certain Events. Promptly notify Bank in writing of the occurrence of any (a) Event of Default hereunder or event which would become an Event of Default hereunder upon giving of notice, the lapse of time, or both;
(b) event which  entitles Bank to accelerate  the maturity of any Mortgage note;
(c) event which entitles Bank to receive the proceeds of any insurance policies associated with any Mortgage Loan assigned hereunder; (d) event which entitles Bank to receive any proceeds payable to Bank by the terms of the Deed of Trust securing any Mortgage Note; (e) assignment, transfer, pledge or other encumbrance of any shares of FNMA, FHLMC, GNMA, or HUD stock which Company owns or may hereafter acquire and which are restricted from sale under any existing or future Investor servicing agreement; (f) contemplated sale, assignment, transfer, pledge or other encumbrance of twenty-five percent (25%) or more of Company's total Servicing Portfolio; (g) change in the location of Company's executive headquarters; (h) change in the name or trade name of Company; or (i) event which entitles Bank to payment on demand of any Revolving Loan as set forth in Section 2.5 hereof.

     6.7 Bank Expenses. Pay all out-of-pocket expenses and processing fees to the Bank in connection with the administration and enforcement of this Agreement and the Revolving Loans and security therefor, or any waiver or amendment of any provision hereof. Company agrees to indemnify Bank from and hold it harmless against any transfer taxes, documentary taxes, assessments or charges made by any governmental authority by reason of the execution, delivery and performance of this Agreement, the Revolving Loans and security therefor. The obligations of

Company under this Section 6.7 shall survive payment of any Revolving Loan and assignment of any rights hereunder.

     6.8 Regulatory Compliance. Originate Mortgage Loans in compliance with all applicable federal, state and local laws and regulations, including without limitation those specified in Section 4.9 hereof, and, at Bank's request provide Bank with an opinion of counsel for Company with respect to the matters set forth in Section 4.1, 4.2, 4.3, 4.7, 4.8, and 4.9 hereof and such other matters as Bank shall reasonably request.

Section 7.  COMPANY'S NEGATIVE COVENANTS

Company covenants and agrees that so long as any credit hereunder shall be available and until payment in full of the Revolving Note, Company shall not do any of the following without the written consent of Bank:

     7.1 Type of Business. Make any substantial change in the present character of its business.

     7.2 Loans and Investments. Lend money or extend credit other than in the ordinary and normal course of its business as presently conducted; invest other than in (a) direct obligations of the United States Government, (b) interest bearing certificates of deposit issued by any commercial banking institution or savings and loan association with total assets of not less than One Hundred Fifty Million Dollars ($150,000,000) and organized under the laws of the United States or any State thereof, (c) prime commercial paper rated Prime 1 or higher by Moody, A-1 or higher by Standard and Poors, and F-1 or higher by Fitch, (d) stock of FNMA and FHLMC, and (e) GNMA securities.

     7.3 Sale of Business. Sell any assets except in the ordinary and normal course of its business as now conducted; or sell, lease, assign, or transfer any substantial part of its business or fixed assets, or twenty-five percent (25%) or more of its affiliate's total Servicing Portfolio, or any property or other assets necessary for the continuance of its business as now conducted, including, without limitation, the selling of any property or other asset accompanied by the leasing back of the same.

     7.4 Regulations G, T, and U. Use the proceeds of the Revolving Loans, directly or indirectly, to purchase or carry any margin stock (within the meaning of Regulations G, T, and U of the Board of Governors of the Federal Reserve System) or extend credit to others for the purpose of purchasing or carrying, directly or indirectly, any margin stock.

     7.5 Transfers, Encumbrances, and Subordination of Collateral. Transfer, further encumber or subordinate Company's interest in any of the collateral, including without limitation the real property described in the Deeds of Trust assigned hereunder.

     7.6 Liens. Create, incur, assume, or permit to exist any lien, security interest, pledge, assignment, encumbrance or charge of any kind, except in favor of Bank, of or on twenty-five percent (25%) or more of its total Servicing Portfolio or any accounts maintained with Bank.

     7.7 Other Borrowings. Incur any indebtedness not in the ordinary course of its business including deposts.

Section 8.  EVENTS OF DEFAULT

          8.1 Events of Default. Events of Default, as used herein, means any one or more of the following events:
     A. Failure to Pay Note. Failure to pay any installment of principal of, or interest on, the Revolving Note when due or any other monetary obligations as required hereunder.
     B. Default in Other Agreements. Failure to pay, or any default on the payment of, any principal of or any interest on any indebtedness of Company, or any breach with respect to any term of any evidence of such indebtedness, or of any loan agreement, mortgage, indenture or other agreement relating thereto, whether or not waived by the note holder or obligee.
     C. Breach of Covenant. Failure of Company to perform any other terms or condition of this Agreement binding upon Company.
     D. Breach of Representation or Warranty. Any of Company's representations or warranties made herein or any statement or certificate at any time given in writing pursuant hereto or in connection herewith shall be false or misleading in any material respect.
     E. Bankruptcy or Insolvency. A court having jurisdiction shall enter a decree or order for relief in respect of the Company in an involuntary case under any applicable insolvency or other similar law now or hereafter in effect, or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of the Company, or for any substantial part of its properties, or ordering the winding up or liquidation of its affairs; or the Company shall commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or shall consent to the entry of an order for relief in an involuntary case under any such law, or shall consent to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or similar official) of the Company, or for any substantial part of its properties, or shall make any general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due or shall take any corporate action in furtherance of any of the foregoing.
     F. Judgments, Attachments. Any money judgment, writ or warrant of attachment, or similar process shall be entered or filed against Company or any of its assets and shall remain unvacated, unbonded or unstayed for a period of 30 days or in any event later than five days prior to the date of any proposed sale thereunder.

         8.2      Remedies Upon Default.

     A. Upon the occurrence of an Event of Default, automatically upon the happening of any Event of Default specified in Section 8.1E hereof, and with respect to the other Events of Default at its option, without demand, presentment or notice, all of which hereby are expressly waived by Company, Bank (or the holder of the Revolving Note) may exercise one or more of the following remedies:
     1. Terminate all credit hereunder and all obligations of Bank to make any Revolving Loan hereunder.
     2. Declare the Revolving Note to be immediately due and payable, whereupon it shall be due and payable.
     3. Notify all obligors on or under the Collateral that the same has been assigned to Bank and that all payments thereon are to be made directly to Bank or such other party as may be designated by Bank; settle, compromise, or release, in whole or in part, any amounts owing on the Collateral or any portion thereof by any obligor on terms acceptable to Bank; enforce payment and prosecute any action or proceeding with respect to any and all Collateral; extend the time of payment, make allowances and adjustments and issue credits in Bank's name or in the name of the Company; where any such Collateral is in default, foreclose on, and enforce security interests in, such Collateral by any available judicial procedure or with judicial process and sell property acquired as a result of such foreclosure; pay, purchase, contest, interplead or compromise any encumbrance, charge or lien which in the judgment of Bank appears to be prior or superior to Bank's interest.
     4. Act as servicer of each item of collateral requiring servicing and perform all obligations required in connection with FNMA, FHLMC, GNMA, or HUD Commitments, or contract with a third party to so act or perform, such third party's fees to be paid by Company.
     5. Proceed in the foreclosure of Bank's security interest in the Collateral in any manner permitted by law or provided for herein, and exercise all rights and remedies under the Uniform Commercial Code including selling the Collateral at public or private sale, without having the Collateral at the place of sale, and upon terms and in such manner as Bank may determine, and Bank may purchase same at any such sale. Bank may retain the Collateral in full satisfaction of the indebtedness secured thereby.
     6. Exercise any and all other rights and remedies of Bank as it shall deem appropriate at law, in equity, or otherwise.

     B. Upon any Event of Default hereunder and any default by any party obligated under any of the Collateral, Bank may, but shall not be obligated to
(a) collect by legal proceedings all interest, principal payments and other sums payable on account of such Collateral, (b) grant extensions of time, (c) make any compromise or settlement it seems desirable with respect to such Collateral,
(d) waive or release security, (e) foreclose by any appropriate means any Mortgage Loan which is in default, (f) pursue any other rights and remedies available to Company, and/or (g) require Company to pursue, in its own name but for the benefit of Bank, any one or more of the remedies described in (a) through (f) above.
     If any Mortgage Loan shall be foreclosed pursuant to the preceding sentence, such foreclosure may be by judicial or non-judicial sale, and Bank shall be entitled to direct the order and manner of sale and cause the sale to be made on any terms and conditions it deems appropriate and to apply all cash proceeds of the sale (after deduction of expenses of sale) to the balance owing on the Revolving Note. Without limiting the generality of the foregoing, Bank may bid all or a portion of the indebtedness owing under the Mortgage Note and may become the purchaser of and take title to the property securing the Mortgage Loan. In such event, Company shall receive credit against the balance owing on the Revolving Note only to the amount of the indebtedness bid by Bank, and in connection with any such sale, Company hereby waives any defenses or benefits that may be derived from California Code of Civil Procedure Sections 580(a), 580(d), or 726 or any similar laws of any other jurisdiction and all suretyship defenses.

     C. Bank shall have the right to enforce one or more remedies hereunder successively or concurrently, and any such action shall not stop or prevent Bank from pursuing any further remedy which it may have hereunder or by law.

     8.3  Application  of  Proceeds.  Any money  collected  by Bank  pursuant to
Section 8.2 hereof (whether by means of voluntary payment, foreclosure, or otherwise) shall be promptly applied as follows unless otherwise required by provision of applicable law:
     A. First, to the payment of all expenses incurred by Bank under this Agreement and in enforcing its rights hereunder, including without limitation all costs and expenses of collection, attorneys' fees, court costs, and foreclosure expenses.
     B. Next, to the payment of all Revolving Loans due and unpaid by Company to Bank (including interest accrued on the Revolving Note).
     C. Next, to the payment of any other amounts owed by Company to Bank under this Agreement.
     D. Next, to Company. It is expressly understood between the parties hereto that Bank's ability to collect any deficiency on the Revolving Note shall in no way be impaired by the above-referenced application of proceeds.

Section 9.  MISCELLANEOUS

     9.1 Survival of Warranties. All agreements, representations and warranties made herein shall survive the execution and delivery of this Agreement, the making of the Revolving Loans hereunder and the execution and delivery of the Revolving Note.

     9.2 Failure of Indulgence Not Waiver. No failure or delay on the part of Bank or any holder of the Revolving Note in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privilege. All rights and remedies existing under this Agreement and the Revolving Note are cumulative to, and not exclusive of, any rights or remedies otherwise available.

     9.3 Modification. This Agreement and the Revolving Note may not be amended, waived or modified in any manner without the written consent of Bank and Company.

     9.4 Notices. Except as otherwise expressly provided herein, any notice herein required or permitted to be given shall be in writing and may be personally served or sent by United States mail and shall be deemed to have been given when deposited in the United States mail, registered, with postage prepaid and properly addressed. For the purposes hereof, the addresses of the parties hereto (until notice of a change thereof served as provided in this Section 9.4) shall be as follows:

                                    IMPERIAL BANK
                                    9920 South La Cienega Blvd., Suite 1001
                                    Inglewood, California  90301
                                    Attn:  Paul Ng, Vice President

     9.5 Separability. In case any provision in this Agreement or in the Revolving Note shall be invalid, illegal or unenforceable, such provision shall be severable from the remainder of such contract and the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

     9.6 Applicable Law. This Agreement, the Revolving Note, all documents provided for herein and the rights and obligations of the parties thereto shall be governed by the laws of the State of California. The Bank retains all of its rights under federal law, including those relating to the charging of interest rates.

     9.7 Assignability. This Agreement is not assignable by Company.

     9.8   Counterparts.   This  Agreement  may  be  executed  in  two  or  more
counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     9.9 Section  Headings.  The various  headings  used in this  Agreement  are
inserted   for   convenience   only  and  shall  not  affect   the   meaning  or
interpretations  of  this  Agreement  or  any  provision  hereof.

     9.10 Further Assurances. At any time or from time to time upon the request of Bank, Company will execute and deliver such further documents and do such other acts and things as Bank may reasonably request in order to effect fully the purposes of this Agreement and the Revolving Note and to provide for the payment of the Revolving Loans and interest thereon in accordance with the terms of this Agreement and the Revolving Note.

     9.11 Indemnity by Company.

     A. Company agrees to indemnify, save and hold harmless Bank and its directors, officers, agents, and employees (collectively the "indemnitees") from and against:
     1. Any and all writs, subpoenas, claims, demands, actions, or causes of action of any Person which may be served on or asserted against any indemnitee if the writ, subpoena, claim, demand, action, or cause of action that the Person has, serves on or asserts against the Company or any of its officers or employees arises from the enforcement of this Agreement; and
     2. Any and all liabilities, losses, costs, or expenses (including without limitation reasonable attorneys' fees) that any indemnitee suffers or incurs as a result of the service or assertion of any writ, subpoena, claim, demand, action, or cause of action specified in Section 9.11A.1.
     B. Performance and/or payment of any obligation or liability of Company to any indemnitee as provided for herein shall be and hereby is secured by the Collateral.

     9.12 Power of Attorney. Company does hereby make, constitute and appoint Bank its irrevocable, true and lawful attorney with the power to endorse the name of Company upon any checks or other evidence of payment that may come into the possession of Bank, upon Mortgage Notes and Deeds of Trust constituting Collateral hereunder; to endorse the name of Company upon any document or instrument relating to the Collateral, including, but not limited to, deeds, trust deeds, subordinations, releases, reconveyances and modification agreements; in its name or otherwise, to demand, sue for, collect and give acquittances for, any and all moneys due or to become due upon the Collateral; to compromise, prosecute or defend any action, claim or proceeding with respect thereto; and to do any and all things necessary and proper to carry out the purposes herein contemplated. Company further agrees, upon request of Bank, to execute powers of attorney in recordable form and deliver same to Bank.

     9.13 Termination. Either party may terminate this Agreement by giving written notice to the other party at least 120 days in advance of such termination date. In the event of any termination of this Agreement, either automatically or by notice, the terms of this Agreement shall remain in full force and effect until the Revolving Note and all other obligations to Bank hereunder have been paid and/or performed in full.

     9.14 Reference Provision. a. Other than non-judicial foreclosures of Collateral and the granting of provisional remedies by a court of competent jurisdiction, each controversy, dispute or claim ("Claim") between the parties arising out of or relating to this Agreement, which is not settled in writing within ten days after the "Claim Date" (defined as the date on which a party gives written notice to all other parties that a controversy, dispute or claim exists), will be settled by a reference proceeding in Los Angeles, California in accordance with the provisions of Section 638 et seq. of the California Code of Civil Procedure, or their successor section ("CCP"), which shall constitute the exclusive remedy for the settlement of any Claim, including whether such Claim is subject to the reference proceeding and the parties waive their rights to initiate any legal proceedings against each other in any court or jurisdiction other than the Superior Court of Los Angeles (the "Court"). The referee shall be a retired Judge selected by mutual agreement of the parties, and if they cannot so agree within thirty days after the Claim Date, the referee shall be selected by the Presiding Judge of the Court. The referee shall be appointed to sit as a temporary judge, as authorized by law. The referee shall (a) be requested to set the matter for hearing within sixty
(60) days after the Claim Date and (b) try any and all issues of law or fact and report a statement of decision upon them, if possible, within ninety (90) days of the Claim Date. Any decision rendered by the referee will be final, binding and conclusive and judgment shall entered pursuant to CCP 644 in the Court. All discovery permitted by this Agreement shall be completed no later than fifteen
(15) days before the first hearing date established by the referee. The referee may extend such period in the event of a party's refusal to provide requested discovery for any reason whatsoever, including, without limitation, legal objections raised to such discovery or unavailability of a witness due to absence or illness. No party shall be entitled to "priority" in conducting discovery. Depositions may be taken by either party upon seven (7) days written notice, and, request for production or inspection of documents shall be responded to within ten (10) days after service. All disputes relating to discovery which cannot be resolved by the parties shall be submitted to the referee whose decision shall be final and binding upon the parties.

     b. The referee shall be required to determine all issues in accordance with existing case law and the statutory laws of the State of California. The rules of evidence applicable to proceedings at law in the State of California will be applicable to the reference proceeding. The referee shall be empowered to enter equitable as well as legal relief, to provide all temporary and/or provisional remedies and to enter equitable orders that will be binding upon the parties. The referee shall issue a single judgment at the close of the reference proceeding which shall dispose of all of the claims of the parties that are the subject of the reference. The parties hereto expressly reserve the right to contest or appeal from the final judgment or any appealable order or appealable judgment entered by the referee. The parties expressly reserve the right to findings of fact, conclusions of law, a written statement of decision, and the right to move for a new trial or a different judgment, which new trial, if granted, is also to be a reference proceeding under this provision.

     This Agreement is executed on behalf of the parties by duly authorized representatives as of the date first above written.

                                       SIERRAWEST BANK


                                       BY: /s/William H. McGaughey
                                           -----------------------
                                           William H. McGaughey
                                           Senior Vice President/Treasurer


                                       IMPERIAL BANK



                                       BY: /s/Kathy Rosner-Galitz
                                           ----------------------
                                           Kathy Rosner-Galitz
                                           Vice President

                                Exhibit 23.1



INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-28004 on Form S-8, Registration Statement No. 33-13031 on Form S-8 and Registration Statement No. 33-15013 on Form S-8 of SierraWest Bancorp of our report dated February 10, 1998, appearing in this Annual Report on Form 10-K of SierraWest Bancorp for the year ended December 31, 1997.



/s/ Deloitte & Touche LLP

Sacramento, California
March 26, 1998