Form 10-Q
period 1998-03-31
SIERRAWEST BANCORP
filed 1998-05-13
CIK 790555

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                 ----------------------------

                                          FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

                                  ----------------------------


For the Quarter Ended March 31, 1998,               Commission File No. 0-15450


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

                               Yes  X  No
                                   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 4, 1998: Common Stock - Authorized 10,000,000 shares of no par value; issued and outstanding - 5,053,666.

10-Q Filing
March 31, 1998



Part I.           Financial Information

Item 1.           Financial Statements



Following are condensed consolidated financial statements for SierraWest Bancorp ("Bancorp", or together with its subsidiary, the "Company") for the reportable period ended March 31, 1998. These condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and earnings of the Company in conformity with generally accepted accounting principles. The accompanying notes are an integral part of these condensed consolidated financial statements.


                          SIERRAWEST BANCORP AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                                    (Unaudited)

                         March 31, 1998 and December 31, 1997
                           (Amounts in thousands of dollars)

ASSETS                                                                  03/31/98                          12/31/97
------                                                                  --------                          --------
         Cash and due from banks                                        $   39,425                        $   47,660
         Interest-bearing deposits in other banks                                0                               396
         Federal funds sold                                                 34,500                            13,500
         Investment securities and investments
           in mutual funds                                                  61,606                            59,844
         Loans held for sale                                                73,840                            17,061
         Loans and leases, net of unearned income, deferred loan
           fees/costs and allowance for possible loan and lease
           losses of $6,558 in 1998 and $6,649 in 1997                     369,381                           409,439
         Other assets                                                       41,749                            41,855
                                                                        ----------                        ----------
               TOTAL ASSETS                                             $  620,501                        $  589,755
                                                                        ==========                        ==========
LIABILITIES
         Deposits                                                       $  554,817                        $  526,269
         Other liabilities                                                  11,093                             9,856
                                                                        ----------                        ----------
               TOTAL LIABILITIES                                           565,910                           536,125
                                                                        ----------                        ----------
SHAREHOLDERS' EQUITY
         Common stock                                                       29,878                            29,587
         Retained earnings                                                  24,212                            23,281
         Accumulated other comprehensive income                                501                               762
                                                                        ----------                        ----------

                  TOTAL SHAREHOLDERS' EQUITY                                54,591                            53,630
                                                                        ----------                        ----------

                  TOTAL LIABILITIES &
                  SHAREHOLDERS' EQUITY                                  $  620,501                        $  589,755
                                                                        ==========                        ==========

                The accompanying notes are an integral part of these Condensed Consolidated Statements of Condition.

                         SIERRAWEST  BANCORP AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    (Unaudited)

                   For the Three Months Ended March 31, 1998 and 1997
                    (Amounts in thousands except per share amounts)

                                                                                          Three                          Three
                                                                                         Months                         Months
                                                                                          Ended                          Ended
                                                                                        03/31/98                       03/31/97
                                                                                       ---------                       --------
Interest Income:
  Interest and fees on loans and leases                                                $  11,195                       $   8,690
  Interest on federal funds sold                                                             236                             403
  Interest on investment securities and other assets                                         963                             599
                                                                                       ---------                       ---------
        Total Interest Income                                                             12,394                           9,692
                                                                                       ---------                       ---------

Interest Expense:
  Interest on deposits                                                                     4,644                           3,612
  Interest on convertible debentures                                                           0                             116
  Other interest expense                                                                      47                              39
                                                                                       ---------                       ---------
        Total Interest Expense                                                             4,691                           3,767
                                                                                       ---------                       ---------

Net Interest Income                                                                        7,703                           5,925

Provision for Possible Loan and Lease Losses                                                 450                             450
                                                                                       ---------                       ---------

Net Interest Income After Provision for
    Possible Loan and Lease Losses                                                         7,253                           5,475

Non-interest  Income                                                                       2,415                           1,880
Non-interest Expense                                                                       6,770                           5,475
                                                                                       ---------                       ---------

Income Before Provision for Income Taxes                                                   2,898                           1,880

Provision for Income Taxes                                                                 1,143                             713
                                                                                       ---------                       ---------

  NET INCOME                                                                           $   1,755                       $   1,167
                                                                                       =========                       =========

  Basic Earnings per share                                                             $    0.43                       $    0.38
  Weighted average shares used to calculate
    basic earnings per share                                                               4,113                           3,074
  Diluted earnings per share                                                           $    0.40                       $    0.31
  Weighted average shares used to calculate
    diluted earnings per share                                                             4,334                           4,006

              The accompanying notes are an integral part of these Condensed Consolidated Statements of Income.

                         SIERRAWEST BANCORP AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                   For the Three Months Ended March 31, 1998 and 1997
                            (Amounts in thousands of dollars)

                                                                                      Three                            Three
                                                                                      Months                           Months
                                                                                      Ended                            Ended
                                                                                      03/31/98                         03/31/97
                                                                                      --------                         --------

Net Cash Provided by (Used) in Operating Activities                                   $       24                       $   (1,076)

Cash Flow From Investing Activities:
  Proceeds from:
    Maturities of investment securities held to maturity                                   1,000                            1,012
    Maturities of investment securities available for sale                                 3,327                            2,505
  Purchase of mutual funds available for sale                                             (2,000)                          (2,000)
  Purchase of investment securities available for sale                                    (4,308)                         (15,079)
  Loans and leases made net of principal collections                                     (14,394)                         (20,781)
  Capital expenditures                                                                      (466)                            (414)
                                                                                      ----------                       ----------
Net Cash Used In Investing Activities                                                 $  (16,841)                      $  (34,757)
                                                                                      ----------                       ----------

Cash Flow From Financing Activities:
  Net increase in demand, interest bearing
    and savings accounts                                                                   1,918                           18,954
  Net increase in time deposits                                                           26,630                            4,972
  Dividend paid                                                                             (824)                            (524)
  Increase in notes payable                                                                1,311                                0
  Proceeds from issuance of common stock                                                     151                              365
                                                                                      ----------                       ----------
Net Cash Provided by Financing Activities                                                 29,186                           23,767
                                                                                      ----------                       ----------

Net Increase (Decrease) in Cash and Cash Equivalents                                      12,369                          (12,066)
Cash and Cash Equivalents at Beginning of Year                                            61,556                           58,634
                                                                                      ----------                       ----------
Cash and Cash Equivalents at March 31                                                 $   73,925                       $   46,568
                                                                                      ==========                       ==========

       SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

     Common stock was issued in conversion of $4.6 million of convertible debentures during the first quarter of 1997. This amount is net of debenture offering costs of $315 thousand.

     For the three months ended March 31, 1998, $161 thousand of loans were transferred to other real estate owned.

     During the three months ended March 31, 1998 and 1997, $13.5 million and $21.0 million of unguaranteed SBA loans were transferred to held for sale status.

               The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements
March 31, 1998 and December 31, 1997


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in a condensed format and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the three months ended March 31, 1998.

2.       COMMITMENTS & CONTINGENT LIABILITIES

         In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

3.       COMPREHENSIVE INCOME

         Effective  January  1998,   SierraWest  Bancorp  adopted  Statement  of
         Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. SierraWest Bancorp's total comprehensive income were as follows:

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                     1998                 1997
                                                     ----                 ----
                                                      (In thousands of dollars)

         Net income                                  $ 1,755            $ 1,167
         Other comprehensive (loss) income              (261)               640
                                                     -------            -------

           Total comprehensive income                $ 1,494            $  1,807
                                                     =======            ========

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements
March 31, 1998 and December 31, 1997


4.     EARNINGS PER SHARE

       The following reconciles the numerator and denominator used in the calculation of both the basic earnings per share and diluted earnings per share for each of the periods ended March 31:

                                                         1998             1997
                                                         ----             ----

       Calculation of Basic Earnings Per Share

       Numerator - net income                            $1,755          $ 1,167
       Denominator - weighted average common shares
        outstanding                                       4,113            3,074
                                                         ------          -------

       Basic Earnings Per Share                          $ 0.43          $  0.38
                                                         ======          =======

       Calculation of Diluted Earnings Per Share

       Numerator:
        Net Income                                       $1,755          $ 1,167
        Effect of convertible debentures                      0               68
                                                         ------          -------

       Net Income and assumed conversions                $1,755          $ 1,235

       Denominator:
        Weighted average common shares outstanding        4,113            3,074
        Dilutive effect of options                          221              172
        Dilutive effect of convertible debentures             0              760
                                                         ------          -------
                                                          4,334            4,006
                                                         ------          -------

       Diluted Earnings Per Share                        $ 0.40          $  0.31
                                                         ======          =======

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements
March 31, 1998 and December 31, 1997

5.     ACQUISITIONS

       At the close of business on April 15, 1998, California Community Bancshares Corporation (CCBC) and its wholly owned subsidiary Continental Pacific Bank (CPB) was merged into SierraWest Bancorp ("Bancorp") and its wholly owned subsidiary SierraWest Bank (SWB). The merger, which was announced on November 13, 1997, was approved by a majority of the Bancorp's and of CCBC shareholders on March 26, 1998 and March 16, 1998, respectively. By virtue of the merger, Bancorp acquired all of the assets of CCBC and SWB acquired all of the assets of CPB.

       Under the terms of the Plan of Acquisition and Merger dated November 13, 1997, shareholders of CCBC received shares of Bancorp's common stock at an exchange ratio of 0.8283 which was based upon a closing price of $37.94 which was the average of the closing price for Bancorp's stock from March 11, 1998 to April 7, 1998. Approximately 1,178 thousand Bancorp common shares are expected to be issued pursuant to the transaction. Of this total approximately 250 thousand shares represent shares to be issued related to the future conversion of debentures and the exercise of stock options. This transaction has been accounted for under the pooling-of-interests accounting method. No gain or loss for tax purposes will be recognized by CCBC shareholders, except with respect to cash received in lieu of fractional shares. The value of the acquisition, based upon an average price of $37.94 per share totaled approximately $44.7 million.

       The following unaudited pro-forma combined financial information, based on the historical financial statements of the parties, summarizes the combined results of operations of the Company and CCBC based on the pooling-of-interests method of accounting, as if the combination had been consummated on January 1 of each of the periods presented. Weighted average shares and earnings per share were calculated based on an exchange ratio of 0.8283.

                  Unaudited Pro-Forma Combined Summary of Operations
                        (In thousands, except per share data)

                                                                           For the Three Months Ended March 31,
                                                                           ------------------------------------
                                                                              1998                       1997
                                                                             ------                     ------

Net interest income................................................         $  9,793                   $  7,834

Net income.........................................................         $  2,019                   $  1,531

Basic Earnings Per Share...........................................         $   0.40                   $   0.39
                                                                            ========                   ========

Weighted average shares used
 to calculate basic earnings per share.............................            5,035                      3,903

Net income adjusted for effect of
 convertible debentures............................................         $  2,047                   $  1,636
Diluted Earnings Per Share.........................................         $   0.37                   $   0.32
                                                                            ========                   ========

Weighted average common shares adjusted for
 dilutive effect of options and convertible debentures.............            5,473                      5,115

                     SIERRAWEST BANCORP AND SUBSIDIARY
Item 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION
-------------------

Certain statements in this document include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.

Total assets increased by $30.7 million from $589.8 million at December 31, 1997, to $620.5 million at March 31, 1998. This increase included increases of $16.7 million in loans and loans held for sale, net of the allowance for possible loan and lease losses, $1.7 million in investment securities, and $21.0 million in federal funds sold. These increases were partially offset by decreases of $0.1 million in other assets and $8.6 million in cash and due from banks. Mutual funds, federal funds sold and unpledged investment securities classified as available for sale are all sources of short-term liquidity and can be used somewhat interchangeably to provide liquidity. Of the Company's total investment securities, $34.9 million were pledged at March 31, 1998.

The following table summarizes the Company's deposit and loan portfolios as of March 31, 1998, and December 31, 1997.

Deposits:                                                        03/31/98                12/31/97               Change
                                                             ----------------        ----------------        --------------
Non-interest bearing demand................................  $  125,677                $ 130,122               $  (4,445)
Savings....................................................      14,516                   14,023                     493
Interest bearing transaction accounts......................     164,757                  158,887                   5,870
Time.......................................................     249,867                  223,237                  26,630
                                                             ----------                ---------               ---------
  TOTAL DEPOSITS...........................................  $  554,817                $ 526,269               $  28,548
                                                             ==========                =========               =========

Loans:                                                           03/31/98                12/31/97                 Change
                                                             ----------------          ------------            ------------
SBA........................................................  $  177,888                $ 163,764               $  14,124
Other Commercial...........................................      80,114                   79,782                     332
Real Estate................................................     176,125                  169,264                   6,861
Individual and Other.......................................       6,916                    6,920                      (4)
Lease Receivables..........................................       9,759                   16,055                  (6,296)
                                                             ----------                ---------               ---------
  SUBTOTAL.................................................     450,802                  435,785                  15,017
Net deferred loan fees/costs and unearned income on leases.      (1,023)                  (2,636)                  1,613
                                                             ----------                ---------               ---------
  TOTAL GROSS LOANS AND LEASES.............................     449,779                $ 433,149                  16,630
                                                             ==========                =========               =========

Loans held for sale at March 31, 1998 totaled $73.8 million. This represents an increase of $56.8 million from December 31, 1997 and primarily represents the reclassification of loans to held for sale. Loans and portions of loans guaranteed by the federal government were approximately $68.8 million. This compares to $60.0 million at December 31, 1997.

The Company completed a securitization of approximately $85 million of SBA 504 and similar loans during the second quarter of 1998. Loans held for sale at March 31, 1998 include approximately $69.5 million which were included in this securitization.

Loans and deposits at the Company's Northern Nevada branches increased by $3.2 million and $14.3 million, respectively, during the first quarter of 1998. The increase in deposits from Nevada activities was partially offset by a decline of $4.8 million in deposits at the Company's Sacramento branches.

As a temporary funding source the Company increased its level of out-of-area time deposits from $10.1 million at December 31, 1997 to $28.1 million at March 31, 1998. Additional funding for the Company's third and fourth quarter loan growth is expected to be provided from the proceeds of the SBA 504 securitization.

During the first quarter of 1998 the Company sold approximately $4 million of its lease portfolio recognizing a gain on sale of $83 thousand.

Included in other assets at March 31, 1998 are interest-only strips receivable with an estimated market value of $16.4 million. This includes an unrealized gain of $400 thousand. The amortized book value of servicing assets, net of a valuation allowance of $37 thousand, was $1.9 million at March 31, 1998.

At March 31, 1998, accumulated other comprehensive income included $232 thousand related to the fair value adjustment of the interest-only strips receivable. In addition, this balance included an unrealized loss of $40 thousand related to mutual fund investments and an unrealized gain of $309 thousand related to other investment securities.

Effective April 15, 1998 the Company acquired California Community Bancshares Corporation ("CCBC") and its wholly owned subsidiary Continental Pacific Bank. This transaction has been accounted for under the pooling-of-interests accounting method. See note 4 of notes to condensed consolidated financial statements.

RESULTS OF OPERATIONS (Three Months Ended March 31, 1998 and 1997)
---------------------

Net income for the three months ended March 31, 1998 increased by $588 thousand or 50% from $1,167 thousand for the three months ended March 31, 1997 to $1,755 thousand during the current three month period. Increases of $1,778 thousand in net interest income and $535 thousand in non-interest income were partially offset by an increase of $1,295 thousand in non-interest expense and a $430 thousand increase in the provision for income taxes.

Net Interest Income
-------------------

The yield on average interest earning assets for the three months ended March 31, 1998 was 5.93%. This compares to 5.87% for the first three months of 1997. The increase reflects an increase in the average prime rate during the comparison periods, and an increase in the percentage of average loans to average interest earning assets. Average earning assets increased from $409 million during the first quarter of 1997 to $527 million in the current quarter.

Yields and interest earned, including loan fees for the three months ended March 31, 1998 and 1997, were as follows (in thousands except percent amounts):

                                                    Three               Three
                                                    Month               Months
                                                    Ended               Ended
                                                    03/31/98            03/31/97
                                                    --------            --------
Average loans outstanding (1)                       $443,182            $332,967
Average yields                                         10.2%               10.6%
Amount of interest and origination fees earned      $ 11,195            $  8,690

(1) Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $249 thousand and $306 thousand for the three months ended March 31, 1998 and 1997, yields on average loans outstanding were 10.0% and 10.2%, respectively. The prime rate (upon which a large portion of the Company's loan portfolio is based), averaged 8.50% for the 1998 period and 8.27% for the 1997 period. This decline in loan yield includes the effect of the June 1997 securitization. The securitized loans had a higher yield on average than the Company's overall portfolio. In addition the Company has been aggressive in growing its loan portfolio and has encountered price competition in its service areas, particularly the Sacramento and Reno markets. There is strong competition in these markets for larger, higher quality loans, and the decrease in loan yields reflects this. However, the effect of this decline in loan yield on net interest margin was offset by an increase in the percentage of average loans to average interest-earning assets from 81% during the 1997 first quarter to 84% in the first quarter of this year.

Other earning assets, which primarily consist of investment securities and federal funds sold, had an average yield of 5.8% for the first quarter of 1998 and 5.3% for the first quarter of 1997.

Rates and amounts paid on average deposits including non-interest bearing deposits for the three months ended March 31, 1998 and 1997 were as follows (in thousands except percent amount):
                                                    Three               Three
                                                    Months              Months
                                                    Ended               Ended
                                                    03/31/98            03/31/97
                                                    --------            --------
Average deposits outstanding (1)                    $529,003            $409,608
Average rates paid                                      3.6%                3.6%
Amount of interest paid or accrued                  $  4,644            $  3,612

The effective interest rate paid on NOW accounts, Money Market accounts and Time Certificates of Deposits during the first three months of 1998 and 1997 were as follows:

                                                            1998                                     1997
                                                      -----------------                      -------------------
                                                            MONEY                                    MONEY
                                              NOW           MARKET        TIME          NOW          MARKET       TIME
                                              --------------------------------          -------------------------------
Average Balance (in thousands) (1)            $59,168       $101,349      $237,102      $50,099      $78,686      $188,910

Rate Paid                                        1.5%           3.9%          5.8%         1.3%         3.8%          5.7%

(1) Amount outstanding is the average of daily balances for the period.

The increase in rates is reflective of market conditions in the Company's service area.

Provision for Possible Loan Losses
----------------------------------

In evaluating the Company's loan loss reserve, management considers the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio, which includes SBA loans and local commercial loans. From inception of its SBA lending program in 1983, the Company has sustained a relatively low level of losses from these loans, averaging less than 0.5% of loans outstanding per year. Net losses in 1995 for these loans were $575 thousand. During 1996, net losses in the SBA loan portfolio decreased to $27 thousand. For 1997, SBA net loan losses totaled $763 thousand and during the first quarter of 1998, net losses on SBA loans were $253 thousand.

Most of the Company's other commercial loan losses have been for loans to businesses within the Tahoe basin area, and in its Nevada operations. It is important for the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. It also attempts to mitigate this risk through the loan review and approval process.

The provision for loan losses was $450 thousand for the first three months of 1998 and 1997, respectively. The provision in 1997 and 1998 includes the effect of growth in the loan portfolio.

The allowance for possible loan and lease losses as a percentage of loans was 1.46% at March 31, 1998, 1.54% at December 31, 1997, and 1.38% at March 31,
1997. Net charge-offs were $541 thousand for the first three months of 1998. This compares to net charge-offs of $189 thousand during the three months ended March 31, 1997. Unguaranteed loans and leases increased $7.9 million and $23.3 million in the first quarter of 1998 and 1997, respectively. Guaranteed portions of loans at March 31, 1998 totaled $68.8 million and at March 31, 1997 they totaled $38.6 million. The Company will monitor its exposure to loan losses each quarter and adjust its level of provision in the future to reflect changing circumstances. Management considers the allowance of $6.6 million at March 31, 1998, to be adequate as a reserve against foreseeable losses at that time.

Of total gross loans and leases at March 31, 1998, $5.4 million were considered to be impaired. The allowance for possible loan and lease losses included $511 thousand related to these loans. The average recorded investment in impaired loans during the three months ended March 31, 1998 was $5.6 million.

The following table sets forth the ratio of nonperforming loans to total loans, the allowance for possible loan and lease losses to nonperforming loans and the ratio of the allowance for possible loan and lease losses to total loans, as of the dates indicated.

                                                                     March 31,                             December 31,
                                                         -------------------------------         --------------------------------
                                                               1998         1997                  1997          1996         1995
                                                               ----         ----                  ----          ----         ----
Nonaccrual loans to total loans                                  1.2%        1.6%                   1.4%         1.7%         2.3%
Allowance for possible loan and lease
  losses to nonaccrual loans                                   122.0%       87.9%                 111.1%        84.8%        70.2%
Allowance for possible loan and lease
  losses to total loans                                          1.5%        1.4%                   1.5%         1.4%         1.6%

If the guaranteed portions of loans on nonaccrual status, which total $1.9 million, are excluded from the calculations, the ratio of nonaccrual loans to total loans at March 31, 1998 declines to 0.8% and the allowance for possible loan and lease losses to nonaccrual loans increases to 186.4%. At March 31, 1997, excluding guaranteed portions of loans on nonaccrual, these same percentages are 1.2% and 120.3%.

The following table sets forth the amount of the Company's nonperforming loans as of the dates indicated (amounts in thousands).

                                                                March 31                               December 31
                                                      ----------------------------     -------------------------------------------

                                                           1998           1997              1997           1996           1995
                                                      -------------  -------------     -------------  -------------  -------------
Nonaccrual loans:

 SBA................................................. $4,675         $4,490            $5,281         $4,985         $ 5,351
 Other...............................................    700            976               702            378             125

Accruing loans past due 90 days or more:

 SBA.................................................  1,899            897             1,127          1,071             816
 Other...............................................    446          1,053               255          1,061             207

Restructured loans (in compliance with
modified terms)......................................    600            267               660            275              78

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

Although the level of nonperforming assets will depend on the future economic environment, as of April 30, 1998, in addition to the assets disclosed in the above chart, management of the Company has identified approximately $135 thousand in potential problem loans about which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

Interest income on nonaccrual loans which would have been recognized if all such loans had been current in accordance with their original terms totaled $150 thousand for the three months ended March 31, 1998. Interest income actually recognized on nonaccrual loans for the three months ended March 31, 1998 was $33 thousand based on cash collections.


The following table shows the loans outstanding, actual charge-offs, recoveries on loans previously charged off, the allowance for possible loan and lease losses and net loans charged off to average loans outstanding during the periods and as of the dates indicated (amounts in thousands except percentage amounts):

                                                            March 31                                    December 31
                                                  ------------------------------    -----------------------------------------------

                                                     1998              1997             1997             1996              1995
                                                  ------------    --------------    ------------    --------------    -------------
Average gross loans............................   $443,182        $332,967          $378,732        $284,487          $203,231
Total gross loans at end of period.............    449,779         347,480           433,149         323,366           239,969

Allowance for possible loan and lease losses:
Balance beginning of period....................   $  6,649        $  4,546          $  4,546        $  3,845          $  3,546
                                                  --------        --------          --------        --------          --------

Actual charge-offs:
  SBA..........................................        259              76               820             114               595

  Commercial and industrial....................        157             124               593             337               350

  Leases.......................................        133               0                14              84                 0

  Real estate..................................          0               0                 0               0                40

  Installment..................................         57              36                63              58                40
                                                  --------        --------           -------        --------          --------

   Total.......................................        606             236             1,490             593             1,025
                                                  --------        --------           -------        --------          --------

Less recoveries:
  SBA..........................................          6              16                57              87                20

  Commercial and industrial....................         57              20               135             182                26

  Leases.......................................          0               0                 6               0                 0

  Real estate..................................          0               0                 0               0                 0

  Installment..................................          2              11                51              15                 8
                                                  --------        --------           -------        --------           -------
    Total......................................         65              47               249             284                54
                                                  --------        --------           -------        --------           -------

Net charge-offs................................        541             189             1,241             309               971

Provision for possible loan and lease
losses.........................................        450             450             2,480           1,010             1,270
                                                  --------        --------           -------         -------           -------

Acquisition....................................          0               0               864               0                 0
Balance-end of period..........................   $  6,558        $  4,807           $ 6,649         $ 4,546           $ 3,845
                                                  ========        ========           =======         =======           =======
Net loans charged off to average loans
outstanding (1)................................      0.50%           0.23%             0.33%           0.11%             0.48%

    (1)   Percentages   for  the  three  months  are  based  on  annualized  net
charge-offs.

The following table sets forth management's historical allocation of the allowance for possible loan and lease losses by loan category and percentage of loans in each category. Percentage amounts are the percentage of loans in each category to total loans at the dates indicated (in thousands except percentage amounts):

                                                                      December 31,
                                   ----------------------------------------------------------------------------------------------
                                            1997                              1996                           1995
                                   ----------------------------    ----------------------------    ------------------------------
                                                   Percent-                         Percent-                            Percent-
                                     Amount          age              Amount          age              Amount             age
                                   ----------   ---------------    ------------   ------------     --------------     -----------
SBA loans......................    $ 2,205            38%           $ 1,561          45%            $ 1,468              49%
Commercial and
 industrial loans(2)...........      2,449            22              1,720          21               1,592              24
Real estate loans..............      1,673            37              1,010          30                 564              23
Consumer loans to
individuals (1)................        322             3                255           4                 221               4
                                   -------           ----           -------       ------             ------             ----
  Total........................    $ 6,649           100%           $ 4,546         100%            $ 3,845             100%
                                   =======           ====           =======       ======            =======             ====


                                                                     March 31,
                                     ------------------------------------------------------------------------
                                                    1998                                  1997
                                     ----------------------------------    ----------------------------------
                                                           Percent-                               Percent-
                                         Amount               age              Amount               age
                                     --------------     ---------------    ---------------    ---------------
SBA loans........................       $2,085             39%                 $1,653              44%
Commercial and
 industrial loans (2)............        2,129             20                   1,703              18
Real estate loans................        2,025             38                   1,216              35
Consumer loans to
 individuals (1).................          319              3                     235               3
                                        ------            ----                 ------             ----
  Total..........................       $6,558            100%                 $4,807             100%
                                        ======            ====                 ======             ====

-----------------------------------
(1) Includes equity lines of credit
(2) Includes commercial leases

In allocating the Company's loan loss allowance, management has considered the credit risk in the various loan categories in its portfolio. While every effort has been made to allocate the allowance to specific categories of loans, management believes that any breakdown or allocation of the loan loss allowance into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated reserve available for losses on all types of loans.

Non-interest Income
-------------------

Non-interest income increased by $535 thousand during the first three months of 1998 compared to the three months ended March 31, 1997. During the 1997 quarter the Company recognized a $75 thousand gain on sale of $1.5 million in government guaranteed loans. No sales of government guaranteed loans were made during the first quarter of 1998.

Income related to the Company's servicing assets and interest-only strip receivables as defined under SFAS 125, net of the amortization of these assets, increased by $262 thousand from $921 thousand for the three months ended March 31, 1997 to $1,183 thousand during the current quarter. This increase is related to the June 1997 securitization of $51.3 million in SBA 7A loans.

During 1997 and continuing into 1998, the Company has experienced an increase in the prepay speed experienced in its SBA loan portfolio. In response to this increase in prepayments, the Company has increased the speed at which it amortizes its servicing and interest-only strip assets. This had the effect of increasing amortization by $70 thousand during the first quarter of 1998 and is expected to increase amortization by $950 thousand for the remainder of 1998.

Other significant increases in non-interest income include the $83 thousand gain on sale of $4 million in leases, $43 thousand in merchant credit card fees, $40 thousand in service charges on deposit accounts, $73 thousand in sundry recoveries and $75 thousand related to a decrease in the estimated recourse obligation recorded on the June 1997 securitization.

Non-interest Expense
--------------------

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the first three months of 1998 and 1997 (in thousands except percentage amounts):

Three Months                 Salaries &          Occupancy &          Other
Ended           Average      Related             Equipment            Operating
March 31        Assets (1)   Benefits (2)        Expenses             Expenses
-------------------------------------------------------------------------------
1998            $ 594,154     2.2%                0.9%                  1.3%
1997            $ 460,827     2.7%                0.8%                  1.2%

(1)   Based on average daily balances.

(2) Excludes provision for payment of bonuses and contribution to KSOP plan. Including these items, percentages are 2.4% and 2.8% for 1998 and 1997, respectively.

The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the three months ended March 31, 1998 and 1997 (amounts in thousands except percentage amounts):

                                                                                                     Increase (Decrease)
                                                                                                     -------------------
                                                 Three Months Ended March 31,                           1998 over 1997
                                                 ----------------------------                           --------------
                                                    1998              1997                         Amount      Percentage
                                                    ----              ----                         ------      ----------
Salaries and related benefits...............        $   3,541        $   3,192                     $  349         10.9%
Occupancy and equipment.....................            1,312              945                        367         38.8
Amortization of intangibles.................               55                0                         55          100
Postage.....................................              101               77                         24         31.2
Stationery and supplies.....................               99              107                         (8)        (7.5)
Advertising.................................              278              219                         59         26.9
Legal.......................................              141               51                         90        176.5
Consulting..................................              128              137                         (9)        (6.6)
Audit and accounting fees...................               61               47                         14         29.8
Directors' fees and expenses................              153               87                         66         75.9
Other.......................................              901              613                        288         47.0
                                                    ---------        ---------                     ------
                                                    $   6,770        $   5,475                     $1,295         23.7%
                                                    =========        =========                     ======

Excluding an increase of $147 thousand in commission and incentive payments and $104 thousand in bonus plan expense and optional bonus payments, salaries and related benefits increased by $98 thousand or 3.1%. This increase is attributed to higher levels of payroll taxes, group insurance and contributions to the Company's KSOP Plan. Commissions and incentive payments are primarily driven by the volume of loans and deposits that eligible employees generate. Bonus Plan expense is reflective of several factors including the salary base of senior staff employees, the number of employees eligible for bonus payments and the profitability of the Company; primarily measured by return on equity.

During the first quarter of 1998 the Company incurred $295 thousand in expenses related to its acquisition of CCBC. Included in the $295 thousand were $121 thousand in equipment costs, $37 thousand in accounting costs, $92 thousand in legal fees and $32 thousand in stock issuance costs.

Rent expense increased by $80 thousand during the 1998 quarter. This increase included normal annual adjustments to rent on office and branch leases, the sale and lease back of the Company's Carson City branch and the Company's expanded operations.

Included in Directors' fees and expenses is $45 thousand related to an adjustment required to reflect the increase in value of the phantom stock shares allocated to the Company's Directors Deferred Compensation and Stock Award Plan.

Provision for Income Taxes
--------------------------

Provision for income taxes has been made at the prevailing statutory rates and includes the effect of items which are classified as permanent differences for federal and state income tax. The provision for income taxes was $1,143 thousand and $713 thousand for the three months ended March 31, 1998 and 1997, respectively, representing 39.4% and 37.9% of income before taxation for the respective periods. The increase in 1998 relates to certain merger related expenses which cannot be deducted in the calculation of taxable income.

Year 2000
---------

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

Item 3
------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In Management's opinion there has not been a material change in the Company's market risk profile during the three months ended March 31, 1998.

SierraWest Bancorp
10-Q Filing
March 31, 1998

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

               A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board. As a result of the discovery of the contamination, two civil lawsuits were instituted against the Bank and other prior owners by the current owner of the property, Rainbow Holding Company, who is also the Bank's borrower. One of the actions, the state court matter, was dismissed by agreement of the parties. The other matter, filed in the summer of 1995 in the U.S. District Court, Eastern District of California, went to mediation in May, 1998. The mediation has now been concluded and has resulted in an agreement in principle as to the resolution of this matter. This agreement in principle is being formalized in a written settlement agreement and is also subject to final court approval. The Bank's participation under the agreement in principle, if fully executed, is primarily to acquire two senior deeds of trust; substitute as lender to Rainbow Holding Company as to this debt; and redocument and
               reamortize  the  acquired  debt.  In  addition,   the  Bank  will
               reschedule certain debt already held by it. The Bank will also make a contribution to assist in remediation and assign certain reimbursements.

               The Bank's external and internal counsel on this matter believe that the Bank's share of the cost of remediation and the costs of defense will not be material to the Bank's or the Company's performance and will be within existing reserves established by the Bank for this matter. It is still expected that clean-up of the property will commence during 1998 following final settlement and the raising of sufficient funds.

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

Item 2.        Change in Securities.  No changes.

Item 3.        Defaults Upon Senior Securities.  Not applicable.

SierraWest Bancorp
10-Q Filing
March 31, 1998

Item 4.        Submission of Matters to a Vote of Securities Holders.

               A special shareholder meeting was held on March 26, 1998. The purpose of the meeting was to approve the acquisition of California Community Bancshares Corporation and its subsidiary Continental Pacific Bank. The meeting was held at 8:00 a.m. in the administrative offices of SierraWest Bank. Only shareholders of record at the close of business on January 30, 1998 were entitled to vote. The shares outstanding at the record date totaled 4,111,531 with 2,400,696 represented at the meeting. The merger was approved with votes cast as follows:

               For:                 2,349,606
               Against:             2,774
               Abstain:             48,316

Item 5.        Other Information.  Not applicable.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)     Exhibits.  None

               (b)     Reports on Form 8-K.

                       Bancorp filed one Form 8-K during the first quarter of 1998. This Form 8-K, dated January 30, 1998, reported the amendment of the Company's Shareholder Rights Plan, increasing the purchase price from $40 for each one one-hundredth of a share of preferred stock purchasable upon exercise of a right to $100 for each one one-hundredth of a share of preferred stock purchasable upon exercise. In addition, the Company amended the agreement to reflect a change in the Company's name from Sierra Tahoe Bancorp to SierraWest Bancorp.

SierraWest Bancorp
10-Q Filing
March 31, 1998


                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date: May 13, 1998                     /s/ William T. Fike
      ------------                     -------------------
                                       William T. Fike
                                       President, Chief Executive Officer






Date: May 13, 1998                     /s/ Richard L. Belstock
      ------------                     -----------------------
                                       Richard L. Belstock
                                       Controller and Chief Accounting Officer