Form 10-Q
period 1998-06-30
SIERRAWEST BANCORP
filed 1998-08-13
CIK 790555

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                            ----------------------------

                                     FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                              ----------------------------


For the Quarter ended June 30, 1998                 Commission File No. 0-15450


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

As of August 1, 1998: Common Stock - Authorized 10,000,000 shares of no par; issued and outstanding - 5,167,793

10-Q Filing
June 30, 1998



Part I.                    Financial Information

Item 1.                    Financial Statements



Following are condensed consolidated financial statements for SierraWest Bancorp ("Bancorp", or together with its subsidiary, the "Company") for the reportable period ending June 30, 1998. These condensed consolidated financial statements are unaudited, however, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and earnings of the Company in conformity with generally accepted accounting principles. The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SIERRAWEST BANCORP AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                          June 30, 1998 and December 31, 1997
                           (Amounts in thousands of dollars)


                                                            (Unaudited)
ASSETS                                                       06/30/98                        12/31/97*
------                                                       --------                        --------
         Cash and due from banks                             $   56,918                      $   58,345

         Federal funds sold                                      95,800                          22,275

         Investment securities and
          investments in mutual funds                           100,685                         108,309

         Loans and leases, net of unearned
           income, deferred loan fees/costs and
           allowance for possible loan
           and lease losses of $7,978
           in 1998 and $7,891* in 1997                          523,598                         545,822

         Other assets                                            69,599                          51,995
                                                             ----------                      ----------

           TOTAL ASSETS                                      $  846,600                      $  786,746
                                                             ==========                      ==========

LIABILITIES
-----------

         Deposits                                            $  755,303                      $  701,001

         Other liabilities                                       19,923                          16,362
                                                             ----------                      ----------

           TOTAL LIABILITIES                                    775,226                         717,363
                                                             ----------                      ----------

SHAREHOLDERS' EQUITY
--------------------

         Common stock                                            43,373                          42,148

         Retained earnings                                       27,547                          26,598

         Accumulated other
           comprehensive income                                     454                             637
                                                             ----------                      ----------

          TOTAL SHAREHOLDERS' EQUITY                             71,374                          69,383
                                                             ----------                      ----------

          TOTAL LIABILITIES &
            SHAREHOLDERS' EQUITY                             $  846,600                      $  786,746
                                                             ==========                      ==========

*Restated  on a  historical  basis to  reflect  the  acquisition  of  California
 Community    Bancshares    Corporation   on   April   15,   1998,   under   the
 pooling-of-interests method of accounting.




The accompanying notes are an integral part of these Condensed Consolidated Statements of Condition.

                             SIERRAWEST BANCORP AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                        (Unaudited)

               For the Three and Six Months Ended June 30, 1998 and 1997
                    (Amounts in thousands except per share amounts)

                                                                             Three         Three           Six            Six
                                                                             Months        Months          Months         Months
                                                                             Ended         Ended           Ended          Ended
                                                                             06/30/98      06/30/97*       06/30/98       06/30/97*
                                                                             --------      --------        --------       --------
Interest Income:

  Interest and fees on loans and leases                                      $  13,389     $  12,287       $  27,359      $  23,615
  Interest on federal funds sold                                                 1,188           301           1,611            733
  Interest on investment securities and other assets                             1,498         1,497           3,119          2,875
                                                                             ---------     ---------       ---------      ---------

Total Interest Income                                                           16,075        14,085          32,089         27,223
                                                                             ---------     ---------       ---------      ---------

Interest Expense:

  Interest on deposits                                                           6,368         5,483          12,428         10,496
  Interest on convertible debentures                                                 0            (1)             49            188
  Other interest expense                                                           175           106             287            209
                                                                             ---------     ---------       ---------      ---------

Total Interest Expense                                                           6,543         5,588          12,764         10,893
                                                                             ---------     ---------       ---------      ---------

Net Interest Income                                                              9,532         8,497          19,325         16,330

Provision for Possible Loan and Lease Losses                                       905         1,030           1,430          1,569
                                                                             ---------     ---------       ---------      ---------

Net Interest Income After Provision for
  Possible Loan and Lease Losses                                                 8,627         7,467          17,895         14,761

Non-interest Income                                                              4,050         5,101           6,920          7,457

Non-interest Expense                                                            12,340         8,299          21,072         15,501
                                                                             ---------     ---------       ---------      ---------

Income Before Provision for Income Taxes                                           337         4,269           3,743          6,717

Provision for Income Taxes                                                         416         1,651           1,802          2,568
                                                                             ---------     ---------       ---------      ---------

  NET (LOSS)INCOME                                                           $     (79)    $   2,618       $   1,941      $   4,149
                                                                             =========     =========       =========      =========

    Basic (loss)earnings per share                                           $   (0.02)    $    0.59       $    0.38      $    1.00
    Weighted average shares used to calculate
     basic (loss)earnings per share                                              5,072         4,418           5,054          4,161
    Diluted (loss)earnings per share                                         $   (0.02)       $ 0.52       $    0.36      $    0.83
    Weighted average shares used to calculate
     diluted (loss)earnings per share                                            5,072         5,138           5,486          5,127


*Restated  on a  historical  basis to  reflect  the  acquisition  of  California
 Community    Bancshares    Corporation   on   April   15,   1998,   under   the
 pooling-of-interests method of accounting.

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income.

                           SIERRAWEST BANCORP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                      For the Six Months Ended June 30, 1998 and 1997
                            (Amounts in thousands of dollars)

                                                                                          Six                          Six
                                                                                          Months                       Months
                                                                                          Ended                        Ended
                                                                                          06/30/98                     06/30/97*
                                                                                          --------                     --------
Net Cash Provided by Operating Activities                                                 $  45,150                    $  48,613

Cash Flow From Investing Activities:
 Proceeds from:
 Maturities of investment securities held to maturity                                         1,000                        1,012
 Maturities of investment securities available for sale                                      15,995                        7,011
 Sales of investment securities -
  available for sale                                                                              0                        4,618
 Purchase of mutual funds available for sale                                                 (2,000)                           0
 Purchase of investment securities available for sale                                        (7,608)                     (25,080)
 Loans and leases made net of principal collections                                         (33,388)                     (72,111)
 Capital expenditures                                                                        (1,047)                        (836)
 Net cash received in acquisition                                                                 0                       11,882
 Other                                                                                          751                         (190)
                                                                                          ---------                    ---------
Net Cash Used in Investing Activities                                                       (26,297)                     (73,694)
                                                                                          ---------                    ---------
Cash Flow From Financing Activities:
 Net increase in demand, interest
  bearing and savings accounts                                                               27,716                       32,761
 Net increase in time deposits                                                               26,586                       34,855
 Dividend paid                                                                                 (991)                        (830)
 Proceeds from issuance of common stock                                                         372                          540
 Other                                                                                         (438)                        (669)
                                                                                          ---------                    ---------
Net Cash Provided by Financing Activities                                                    53,245                       66,657
                                                                                          ---------                    ---------
Net Increase in Cash and Cash Equivalents                                                    72,098                       41,576
Cash and Cash Equivalents at Beginning of Year                                               80,620                       75,574
                                                                                          ---------                    ---------
Cash and Cash Equivalents at June 30                                                      $ 152,718                    $ 117,150
                                                                                          =========                    =========

Interest paid                                                                             $  12,910                    $  11,072
Income tax payments                                                                       $   2,138                    $   2,073

-------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

On June 30, 1997, the Company purchased all the capital stock of Mercantile Bank for $6.6 million. In conjunction with the acquisition, liabilities were assumed as follows:

      Fair Value of assets acquired                               $44,609,000
      Cash paid for capital stock                                   3,301,000
      Common stock issued for capital stock                         3,317,000
                                                                  -----------
      Liabilities assumed                                         $37,991,000
                                                                  ===========

Common stock was issued in conversion of $662 thousand and $9,457 thousand in convertible debentures in 1998 and 1997, respectively. Common stock issued is net of debenture offering costs of $41 thousand and $638 thousand in 1998 and 1997.

For the six months ended June 30, 1998 and 1997, $501 thousand and $186 thousand of loans, respectively, were transferred to other real estate owned.

In 1998 and 1997, $13.5 million and $21.0 million of unguaranteed SBA loans were transferred to held for sale status. In addition, $9.1 million in 1998 and $5.8 million in 1997 of government guaranteed SBA loans were transferred to held for sale status and subsequently sold and included in the Consolidated Statements of Cash Flows.

In 1998 $1.7 million in debt was issued in exchange for $1.7 million in lease receivables.

*Restated  on a  historical  basis to  reflect  the  acquisition  of  California
 Community    Bancshares    Corporation   on   April   15,   1998,   under   the
 pooling-of-interests method of accounting.

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 1998 and December 31, 1997

1.           BASIS OF PRESENTATION
             ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in a condensed format and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the six months ended June 30, 1998.

2.           COMMITMENTS & CONTINGENT LIABILITIES
             ------------------------------------

     In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

3.           COMPREHENSIVE INCOME
             --------------------

     Effective January 1998, SierraWest Bancorp adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. SierraWest Bancorp's total comprehensive income
     (loss) was as follows:

                                                   Three Months Ended June 30
                                                   --------------------------
                                                       1998          1997
                                                   ------------  -----------
                                                   (In thousands of dollars)

         Net income                                $      (79)   $    2,618
         Other comprehensive (loss) income,
          net of tax                                       (9)          486
                                                   ----------    ----------

              Total comprehensive (loss) income    $      (88)   $    3,104
                                                   ==========    ==========


                                                   Six Months Ended June 30
                                                   -------------------------
                                                       1998          1997
                                                   -----------  ------------
                                                   (In thousands of dollars)

         Net income                                $    1,941    $    4,149
         Other comprehensive (loss) income,
          net of tax                                     (183)          992
                                                   ----------    ----------

              Total comprehensive income           $    1,758    $    5,141
                                                   ==========    ==========

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 1998 and December 31, 1997


4.           EARNINGS PER SHARE
             ------------------

The following reconciles the numerator and denominator used in the calculation of both the basic earnings per share and diluted earnings per share for each of the three months and six months ended June 30:

                                                                       Three          Three          Six             Six
                                                                       Months         Months         Months          Months
                                                                       Ended          Ended          Ended           Ended
                                                                       6/30/98        6/30/97*       6/30/98         6/30/97*
                                                                       -------        --------       -------         --------
      Calculation of Basic Earnings Per Share

      Numerator - Net (Loss)Income                                     $   (79)      $ 2,618         $ 1,941         $ 4,149
      Denominator - weighted average
       common shares outstanding                                         5,072         4,418           5,054           4,161
                                                                       -------       -------          ------         -------

      Basic (Loss)Earnings Per Share                                   $ (0.02)      $  0.59         $  0.38         $  1.00
                                                                       =======       =======         =======         =======

      Calculation of Diluted Earnings Per Share

      Numerator:
       Net (Loss)Income                                                $   (79)      $ 2,618         $ 1,941         $ 4,149
       Effect of convertible debentures                                      0            32              29             109
                                                                       -------       -------         -------         -------

      Net (Loss)Income and effect of
       assumed conversions                                             $   (79)      $ 2,650         $ 1,970         $ 4,258
                                                                       -------       -------         -------         -------

      Denominator:
       Weighted average common shares outstanding                        5,072         4,418           5,054           4,161
       Dilutive effect of options                                            0           208             282             211
       Dilutive effect of convertible debentures                             0           512             150             755
                                                                       -------       -------         -------         -------
                                                                         5,072         5,138           5,486           5,127
                                                                       -------       -------         -------         -------

      Diluted (Loss)Earnings Per Share                                 $ (0.02)      $  0.52         $  0.36         $   .83
                                                                       =======       =======         =======         =======

   *Restated  on a historical  basis to reflect the  acquisition  of  California
   Community   Bancshares   Corporation   on   April   15,   1998,   under   the
   pooling-of-interests method of accounting.

5.           POOLING OF INTERESTS
             --------------------

On April 15, 1998, the Company completed the acquisition of California Community Bancshares Corporation (CCBC) and its wholly owned subsidiary Continental Pacific Bank (CPB), under the pooling-of-interests method of accounting and accordingly, the Company's historical consolidated results have been restated. Under the terms of the Plan of Acquisition and Merger dated November 13, 1997, shareholders of CCBC received shares of Bancorp's common stock at an exchange ratio of 0.8283 which was based upon a price of $37.94 which was the average of the closing price for Bancorp's stock from March 11, 1998 to April 7, 1998. No gain or loss for tax purposes was recognized by CCBC shareholders, except with respect to cash received in lieu of fractional shares. The value of the acquisition, based upon an average price of $37.94 per share totaled approximately $44.7 million.

The following summarizes the separate results of the combined entities for the periods shown prior to the combination.

                                                                                                   Pro-Forma
Three months ended June 30, 1997                             SWB              CCBC                 Combined
                                                             ---              ----                 --------

      Net interest income                                $   6,495         $   2,002             $    8,497
      Net income                                             2,177               441                  2,618
      Basic Earnings Per Share                                0.62              0.41                   0.59
      Diluted Earnings Per Share                              0.54              0.35                   0.52

Six months ended June 30, 1997
      Net interest income                                $  12,419         $   3,911             $   16,330
      Net income                                             3,344               805                  4,149
      Basic Earnings Per Share                                1.01              0.78                   1.00
      Diluted Earnings Per Share                              0.84              0.66                   0.83

At December 31, 1997
      Total assets                                       $ 589,755         $ 196,991             $  786,746
      Total Deposits                                       526,269           174,732                701,001
      Total Shareholder's Equity                            53,630            15,753                 69,383

6.           CHANGE IN ACCOUNTING ESTIMATE
             -----------------------------

The Company has experienced a significant increase in the prepayment speed of its SBA loan portfolio during the fourth quarter of 1997 and continuing into the current quarter. As a result the Company reevaluated the useful lives of the loans included in the SBA portfolio, and increased the speed at which it amortizes its servicing assets and interest-only strips receivable. The increase in amortization resulted in a decrease in net income of $41 thousand ($0.01 per diluted share) and $187 thousand ($0.04 per diluted share) for the first two quarters of 1998, respectively.

7.           SUBSEQUENT EVENT
             ----------------

The Company has called for the redemption, effective August 31, 1998, the remaining $1.8 million of convertible subordinated debentures acquired in the merger with CCBC. It is expected that these debentures will be converted into common stock prior to the redemption date. The conversion of 100% of the outstanding debentures would result in the issuance of approximately 117,000 Bancorp common shares.

8.           NEW ACCOUNTING PRONOUNCEMENT
             ----------------------------

In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined the impact of SFAS No. 133 on the Company's financial statements.

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

On April 15, 1998, the Company completed the acquisition of California Community Bancshares Corporation (CCBC) and its wholly owned subsidiary Continental Pacific Bank (CPB), under the pooling-of-interests method of accounting and accordingly, the Company's historical consolidated results have been restated. Under the terms of the Plan of Acquisition and Merger dated November 13, 1997, shareholders of CCBC received shares of Bancorp's common stock at an exchange ratio of 0.8283 which was based upon a price of $37.94 which was the average of the closing price for Bancorp's stock from March 11, 1998 to April 7, 1998. No gain or loss for tax purposes was recognized by CCBC shareholders, except with respect to cash received in lieu of fractional shares. The value of the acquisition, based upon an average price of $37.94 per share totaled approximately $44.7 million.

Total assets increased by $59.9 million from $786.7 million at December 31, 1997, to $846.6 million at June 30, 1998. An increase of $73.5 million in federal funds sold and $17.6 million in other assets were partially offset by decreases of $1.4 million in cash and due from banks, $7.6 million in investment securities and investments in mutual funds, and $22.2 million in loans, net of the allowance for possible loan and lease losses.

During May, 1998, the Company completed a securitization of approximately $85 million of SBA 504 and similar loans. This resulted in a reduction in loans of approximately $68 million during the second quarter. An additional $15.5 million in loans will be delivered in the third quarter of 1998. This will complete the Company's commitment.

The increase in federal funds sold and the reduction in loans includes the effect of this securitization. Currently the Company has liquid assets in excess of that which it requires to meet its liquidity needs; however it is anticipated that federal funds sold will decline in future months as the securitization proceeds are utilized to fund loan growth.

In addition the Company sold $9.1 million of guaranteed portions of SBA loans. These sales were completed during the last week of June; however the cash was not received until July. At June 30, 1998, other assets included a receivable of approximately $10 million related to these sales. In addition other assets at June 30, 1998, included interest-only strips receivable with a fair value of $8 million related to May's securitization. The securitization included a cash reserve fund of an initial $2.1 million. This reserve fund is expected to be returned to the Company over time. The initial cash reserve fund is included in the balance of the interest-only strips receivable.

The following table summarizes the change in deposits between December 31, 1997 and June 30, 1998.

                                                                       06/30/98         12/31/97           Change
                                                                       --------         --------          --------
Non-interest bearing demand.......................................     $165,132         $162,242          $  2,890

Savings...........................................................       24,517           24,259               258

Interest-bearing transaction accounts(1)..........................      255,992          231,424            24,568

Time..............................................................      309,662          283,076            26,586
                                                                       --------         --------          --------

      TOTAL DEPOSITS..............................................     $755,303         $701,001          $ 54,302
                                                                       ========         ========          ========

(1) Balance includes money market deposit accounts.

The growth in interest bearing deposits was primarily realized from the Company's Northern Nevada and Sacramento, California locations.

Other liabilities increased by $3.6 million from December 31, 1997. This increase includes a $2.3 million recourse obligation recorded upon the 1998 securitization. Additionally, other liabilities included $2.1 million in deferred compensation payable to four former senior officers of Continental Pacific Bank.

At June 30, 1998, accumulated other comprehensive income included $173 thousand related to the fair value adjustment of the interest-only strips receivable. In addition, this balance included an unrealized loss of $24 thousand related to mutual fund investments and an unrealized gain of $305 thousand related to other investment securities.

Interest-only strips receivable totaled $23 million at June 30, 1998 including a positive market value adjustment of $295 thousand. The balance of interest-only strips receivable related to 1998's securitization totaled $8 million at June 30, 1998 including a positive market value adjustment of $749 thousand. The Company's remaining interest-only strips receivable totaled $15 million, including a negative market value adjustment of $454 thousand.

The value of the Company's interest-only strips receivable has decreased significantly during 1998 related to an increase in prepayments on the underlying loans associated with these assets. In response, the Company has increased its amortization of its interest-only strips receivable and servicing assets. Please see the non-interest income discussion contained within "Results of Operations" elsewhere herein.

The amortized book value of servicing assets, net of a valuation allowance of $150 thousand, was $1.96 million at June 30, 1998.

The Company has completed negotiations for the sale of its Truckee, California headquarters building. This sale is expected to be completed during the fourth quarter of 1998. Terms of the sale require that the Company leases back approximately 17,000 square feet at a rate of $1.30 per square foot per month plus utilities and common area maintenance costs for a period of 10 years. Sales proceeds are expected to be approximately $4.5 million. Additionally, the Company is currently negotiating for the sale and leaseback of its Reno, Nevada branch.

The Company has called for redemption, effective August 31, 1998, the remaining $1.8 million of convertible subordinated debentures acquired in its acquisition of CCBC. It is expected that these debentures will be converted into common stock prior to the redemption date. The conversion of 100% of the outstanding debentures would result in the issuance of approximately 117 thousand Bancorp common shares.

RESULTS OF OPERATIONS (Six Months Ended June 30, 1998 and 1997)
---------------------

Net income for the six months ended June 30, 1998 decreased by $2,208 thousand or 53.2% from $4,149 thousand for the six months ended June 30, 1997 to $1,941 thousand during the current six month period. Net interest income increased by $2,995 thousand, the provision for possible loan and lease losses decreased by $139 thousand and the provision for income taxes decreased by $766 thousand. The positive effect of these items on net income was offset by a $537 thousand decrease in non-interest income and a $5,571 thousand increase in non-interest expense.

Non-interest expense included one-time merger related costs of $3.9 million. The effect on net income of these costs was to decrease net income by $2.7 million.

Net Interest Income
-------------------

The yield on average interest-earning assets for the six months ended June 30, 1998 was 5.42%. This compares to 5.54% for the first six months of 1997. The decrease reflects a decrease in the percentage of average loans to average interest-earning assets and a decrease in loan yields. Offsetting the effect of the decrease in yield was an increase in average interest-earning assets from $595 million during the first six months of 1997 to $719 million during the six months ended June 30, 1998.

Yields and interest earned, including loan fees for the six months ended June 30, 1998 and 1997, were as follows (in thousands except percent amounts):

                                         Six                          Six
                                         Months                       Months
                                         Ended                        Ended
                                         06/30/98                     06/30/97
                                         --------                     --------
Average loans outstanding (1)            $548,944                     $466,664
Average yields                              10.1%                        10.2%
Amount of interest and
 origination fees earned                 $ 27,359                     $ 23,615

(1)Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $747 thousand and $688 thousand for the six months ended June 30, 1998 and 1997, yields on average loans outstanding were 9.8% and 9.9%, respectively. The prime rate (upon which a large portion of the Company's loan portfolio is based), averaged 8.5% for the 1998 period and 8.4% for the 1997 period. The Company has been aggressive in growing its loan portfolio and has encountered price competition in Sacramento and Reno for larger, higher quality loans, and the decrease in loan yields reflects this. In addition to the effect of competition on loan yield, the Company's 1997 securitization had the effect of reducing the Company's overall loan yield. Loans included in this securitization generally earned interest at a higher rate than the weighted average rate of the Company's remaining loan portfolio.

Other interest-earning assets, which consist primarily of investments in debt securities and federal funds sold, totaled an average balance of $170.5 million during the first six months of 1998 and an average yield of 5.6%. This compares to an average balance of $128.3 million during the first half of 1997 and an average yield of 5.7% during the 1997 period. The decline in yield during 1998 includes the effect of an increase in average federal funds sold as a percentage of average interest-earning assets from 22.4% during the first half of 1997 to 35.3% in the current six month period.

The Company has experienced a decrease in its overall cost of deposits from 3.56% for the six months ended June 30, 1997 to 3.49% in the current period. This relates to a decrease in average interest-bearing deposits to average total deposits from 81.6% during the 1997 period to 79.3% in the current period.

Rates and amounts paid on average deposits including non-interest bearing deposits for the six months ended June 30, 1998 and 1997 were as follows (in thousands except percent amount):


                                             Six                           Six
                                           Months                        Months
                                            Ended                         Ended
                                         06/30/98                      06/30/97
                                         --------                      --------
Average deposits outstanding (1)         $717,221                      $593,753
Average rate paid                           3.49%                         3.56%
Amount of interest paid or accrued       $ 12,428                      $ 10,496

(1) Amounts outstanding are the average of daily balances for the periods.

The effective interest rate paid on interest-bearing transaction accounts, savings accounts and time certificates of deposit during the first six months of 1998 and 1997 were as follows:

                                                 1998                              1997
                                   ---------------------------------  -------------------------------
                                   INTEREST-                          INTEREST-
                                   BEARING                            BEARING
                                   TRANSACTION(2) SAVINGS    TIME     TRANSACTION(2) SAVINGS    TIME
                                   -----------    -------  ---------  -----------    -------  -------
Average balance
 (in thousands)(1)                 $240,273       $24,766  $303,691    $201,561      $23,139  $259,745

Average rate paid                      3.1%          2.1%      5.7%        3.0%         2.2%      5.6%

(1) Amounts outstanding are the average of daily balances for the periods.
(2) Includes money market accounts

Provision for Possible Loan and Lease Losses
--------------------------------------------

In evaluating the Company's loan loss reserve, management considers the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio, which includes SBA loans and local commercial loans. From inception of its SBA lending program in 1983, the Company has sustained a relatively low level of losses from these loans, averaging less than 0.5% of loans outstanding per year. Net losses in 1995 for these loans were $575 thousand. During 1996, net losses in the SBA loan portfolio decreased to $27 thousand. For 1997, SBA net loan losses totaled $763 thousand and during the first half of 1998, net losses on SBA loans were $658 thousand.

Most of the Company's other commercial loan losses have been for loans to businesses within the Tahoe basin area and in its Nevada operations. It is important for the Company to maintain good relations with local business concerns and, to this end, it supports small local businesses with commercial loans. It also attempts to mitigate this risk through the loan review and approval process.

The provision for possible loan and lease losses was $1,430 thousand and $1,569 thousand for the first six months of 1998 and 1997, respectively. The provision in 1997 includes the effect of growth in the loan portfolio, additional amounts to provide for certain charged off amounts and reflects revised estimates of potential losses primarily related to two large loans. 1998's provision includes amounts to replenish the allowance for 1998 charge-offs and the incorporation of CCBC's loans into the Company's loan loss methodology.

The allowance for possible loan and lease losses as a percentage of loans was 1.5% at June 30, 1998, 1.43% at December 31, 1997, and 1.51% at June 30, 1997.
Net charge-offs were $1,343 thousand for the first six months of 1998. This compares to net charge-offs of $646 thousand during the six months ended June 30, 1997.

Guaranteed portions of loans at June 30, 1998 totaled $72.8 million and at June 30, 1997 they totaled $43.6 million. The Company monitors its exposure to loan losses each quarter and adjusts its level of provision to reflect changing circumstances. The Company expects that its existing loan loss reserve will be adequate to provide for losses inherent in the portfolio.

Of total gross loans and leases at June 30, 1998, $6.9 million were considered to be impaired. The allowance for possible loan and lease losses included $572 thousand related to these loans. The average recorded investment in impaired loans during the six months ended June 30, 1998 was $6.7 million.

The following table sets forth the ratio of nonaccrual loans to total loans, the allowance for possible loan and lease losses to nonaccrual loans and the ratio of the allowance for possible loan and lease losses to total loans, as of the dates indicated.

                                                                    June 30                                   December 31,
                                                              --------------------                 -------------------------------
                                                                1998        1997                    1997          1996        1995
                                                              -------     --------                 ------        ------      -----
Nonaccrual loans to total loans                                 1.3%        1.4%                     1.1%          1.2%       1.9%
Allowance for possible loan and lease
 losses to nonaccrual loans                                   116.3%      109.9%                   126.3%        103.9%      76.7%
Allowance for possible loan and lease
 losses to total loans                                          1.5%        1.5%                     1.4%          1.3%       1.4%

If the guaranteed portions of loans on nonaccrual status, which total $2.1 million, are excluded from the calculations, the ratio of nonaccrual loans to total loans at June 30, 1998, declines to 0.9% and the allowance for possible loan and lease losses to nonaccrual loans increase to 167%. At June 30, 1997, excluding guaranteed portions of loans on nonaccrual, these same ratios are 1.1% and 135%.

The following table sets forth the amount of the Company's nonperforming loans as of the dates indicated (amounts in thousands).

                                                              June 30                               December 31
                                                 ----------------------------     -----------------------------------------------

                                                     1998           1997              1997           1996             1995
                                                 -------------  -------------     -------------  -------------  -----------------
Nonaccrual loans:

 SBA.............................                $4,977           $4,678            $5,307         $4,985           $5,351

 Other...........................                 1,885            2,083             1,836            448            1,174

Accruing loans past due 90 days or more:

 SBA.............................                 1,969            1,067             1,127          1,071              816

 Other...........................                 1,372              956               449          1,128              285

Restructured loans (in compliance
with modified terms).............                 2,818            2,433             1,922          1,249              548


The performance of the Company's loan portfolio is evaluated regularly by management. The Company places a loan on nonaccrual status when any installment of principal or interest is 90 days or more past due, unless, in management's opinion, the loan is well secured and the collection of principal and interest is probable. A loan is placed on nonaccrual status even if principal or interest is less than 90 days past due if management determines the ultimate collection of principal or interest on the loan to be unlikely. When a loan is placed on nonaccrual status, the Company's policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable.

Although the level of nonperforming assets will depend on the future economic environment, as of July 31, 1998, in addition to the assets disclosed in the above chart, management of the Company has identified approximately $822 thousand in potential problem loans about which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

Interest income on nonaccrual loans which would have been recognized if all such loans had been current in accordance with their original terms totaled $377 thousand for the six months ended June 30, 1998. Interest income actually recognized on nonaccrual loans for the six months ended June 30, 1998 was $130 thousand based on cash collections.

The following table shows the loans outstanding, actual charge-offs, recoveries on loans previously charged off, the allowance for possible loan and lease losses and net loans charged off to average loans outstanding during the periods and as of the dates indicated (amounts in thousands except percentage amounts):

                                                         June 30                                   December 31
                                             -------------------------------  -----------------------------------------------------

                                                  1998              1997            1997               1996                1995
                                             --------------     ------------  ---------------     ---------------    --------------
Average gross loans..............              $ 548,944          $466,663        $496,632           $396,669          $313,736

Total gross loans at end of
period ..........................                531,576           492,866         553,713            436,392           350,361

Allowance for possible loan and lease losses:
Balance beginning of period......              $   7,891          $  5,647        $  5,647           $  5,003          $  4,654
                                               ---------          --------        --------           --------          --------

Actual charge-offs:

SBA..............................                    674               411             820                114               595

Commercial and industrial........                    437               233             681                554               454

Leases...........................                    133                14              14                 84                 0

Real estate......................                      0                73              30                264               143

Installment......................                    209                79             169                 73               115
                                               ---------          --------        --------           --------          --------

Total............................                  1,453               810           1,714              1,089             1,307
                                               ---------          --------        --------           --------          --------

Less recoveries:

SBA..............................                     16                17              57                 87                20

Commercial and industrial........                     82                97             159                183                28

Leases...........................                      0                 0               6                  0                 0

Real estate......................                      1                 1              13                 26                 0

Installment......................                     11                49              60                 16                14
                                               ---------          --------        --------           --------          --------


Total............................                    110               164             295                312                62
                                               ---------          --------        --------           --------          --------


Net charge-offs..................                  1,343               646           1,419                777             1,245

Provision for possible loan and
lease losses.....................                  1,430             1,569           2,799              1,421             1,594
                                               ---------          --------        --------           --------          --------

Subtotal                                           7,978             6,570           7,027              5,647             5,003

Acquisition of Mercantile Bank...                      0               864             864                  0                 0
                                               ---------          --------        --------           --------          --------

Balance-end of period............                 $7,978          $  7,434        $  7,891           $  5,647          $  5,003
                                               =========          ========        ========           ========          ========

Net loans charged off to average
loans outstanding (1)............                  0.49%             0.28%           0.29%              0.20%             0.40%

(1) Percentages for the six months are based on annualized net charge-offs.

The following table sets forth management's historical allocation of the allowance for possible loan and lease losses by loan category and percentage of loans in each category. Percentage amounts are the percentage of loans in each category to total loans at the dates indicated (in thousands except percentage amounts):

                                                                         December 31,
                        -----------------------------------------------------------------------------------------------------------
                                     1997                                  1996                                  1995
                        ----------------------------------    ----------------------------------    -------------------------------
                                               Percent-                              Percent-                            Percent-
                           Amount               age              Amount               age              Amount              age
                        ---------------    ---------------    --------------     ---------------    --------------    -------------
SBA loans.............   $ 2,227              30%              $ 1,561              33%               $ 1,468               34%
Commercial and
 industrial loans(2)..     2,682              18                 1,934              18                  1,808               19
Real estate loans.....     2,480              49                 1,845              42                  1,439               40
Consumer loans to
 individuals (1)......       502               3                   307               7                    288                7
                         -------             ---               -------             ---                -------              ---
  Total...............   $ 7,891             100%              $ 5,647             100%               $ 5,003              100%
                         =======             ===               =======             ===                =======              ===


                                                                      June 30,
                                     ------------------------------------------------------------------------
                                                    1998                                  1997
                                     ----------------------------------    ----------------------------------
                                                           Percent-                              Percent-
                                         Amount               age              Amount               age
                                     --------------     ---------------    ---------------    ---------------
SBA loans...........................    $ 1,452              28%              $1,572               26%
Commercial and
 industrial loans(2)................      2,776              20                2,843               20
Real estate loans...................      3,143              47                2,610               51
Consumer loans to individuals (1)...        607               5                  409                3
                                        -------             ---               ------              ---
Total...............................    $ 7,978             100%              $7,434              100%
                                        =======             ===               ======              ===

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

Non-interest Income
-------------------

Non-interest income decreased by $537 thousand during the first six months of 1998 compared to the previous year's first six months.

During June 1997 the Company recorded a gain of approximately $2.6 million from the sale and securitization of unguaranteed portions of SBA loans. The Company completed a securitization of SBA 504 and similar loans during the second quarter of 1998 and recorded a gain of $826 thousand on this transaction.

The net gain on the sale of government guaranteed loans increased from $357 thousand during the first half of 1997 to $607 thousand for the six months ended June 30, 1998. Sales of government guaranteed loans were $14,936 thousand in 1997. 1997 sales included $9,176 thousand of Business & Industry ("B & I") loans and $5,760 thousand of SBA 7(a) loans. Because B&I loans tend to have a lower yield than SBA loans, the Company intends to sell the government guaranteed portion of the B&I loans it originates. SBA loan sales were made in 1997 primarily to facilitate the securitization.

The Company intends to continue to hold a significant percentage of the guaranteed portions of SBA loans in its portfolio; however with the increase in prepayments management believes it is prudent to sell selected SBA loans into the secondary market. During June, 1998 a total of $9.1 million of guaranteed portions of SBA loans was sold. Similar sales are expected for the remaining two quarters of 1998.

Income related to the Company's servicing assets and interest-only strips receivable as defined under SFAS 125, net of the amortization of these assets, increased by $301 thousand from $1,875 thousand for the first six months ended 1997 to $2,176 thousand during the current period. This increase is primarily related to the June 1997 securitization of $51.3 million in SBA 7(a) loans.

During 1997 and continuing into 1998, the Company has experienced an increase in the prepay speed experienced in its SBA loan portfolio. In response to this increase in prepayments, the Company has increased the speed at which it amortizes its servicing and interest-only strip assets. This had the effect of increasing amortization by $70 thousand during the first quarter of 1998 and $318 thousand during the second quarter. In addition, it is expected that related to this increase in prepayments, amortization will increase by a minimum of $630 thousand during the remainder of 1998. During the first six months of 1998 the Company has recorded a valuation allowance on its servicing assets totaling $150 thousand. The offset to this valuation allowance is a reduction in service fee income.

Other significant increases in non-interest income include $120 thousand in merchant credit card fees, $102 thousand in gains on sale of assets, $147 thousand in sundry recoveries and $150 thousand related to a decrease in the estimated recourse obligation recorded on the June 1997 securitization.

Non-interest Expense
--------------------

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the first six months of 1998 and 1997 (in thousands except percentage amounts):

Six Months                                     Salaries &           Occupancy &           Other
Ended                      Average             Related              Equipment             Operating
June 30                    Assets (1)          Benefits             Expenses              Expenses
----------------------------------------------------------------------------------------------------

1998                       $ 805,481           2.9%                 0.9%                  1.5%

1998 (2)                   $ 805,481           2.3%                 0.8%                  1.2%

1997                       $ 665,356           2.5%                 0.9%                  1.3%

(1)       Based on average daily balances.
(2)       Excluding merger costs

The Company incurred one-time charges related to its acquisition of CCBC totaling $3.9 million during the first half of 1998. Included in salaries and related costs are merger costs of $2.4 million, and consulting expense included $627 thousand of merger costs which primarily related to investment banking fees.

The following table summarizes the principal elements of operating expenses and discloses the changes and percent of changes for the six months ended June 30, 1998 and 1997 (amounts in thousands except percentage amounts):

                                                                             Increase (Decrease)
                                                                           -----------------------
                                       Six Months Ended June 30,           Adjusted 1998 over 1997
                                     -----------------------------         -----------------------
                                             Merger                        Amount       Percentage
                                             Cost    Adjusted              ------       ----------
                                    1998     1998(1)  1998      1997
                                    ----     ----    ------    ------
Salaries and related benefits...... $11,513 $2,415  $  9,098   $ 8,364     $  734          8.8%
Occupancy and equipment............   3,484    164     3,320     2,900        420         14.5
Insurance..........................     203     42       161       159          2          1.2
Postage............................     259      0       259       244         15          6.1
Stationery and supplies............     385     17       368       323         45         13.9
Telephone..........................     279      0       279       274          5          1.8
Advertising........................     588     50       538       391        147         37.6
Legal..............................     347    217       130       107         23         21.5
Consulting.........................   1,018    627       391       447        (56)       (12.5)
Audit and accounting fees..........     287    131       156       147          9          6.1
Directors' fees and expenses.......     255      0       255       213         42         19.7
Other real estate owned............      53      0        53        36         17         47.2
Sundry losses......................     521    155       366       614       (248)       (40.3)
Other..............................   1,880    116     1,764     1,282        482         37.6
                                    ------- ------  --------   -------     ------
                                    $21,072 $3,934  $ 17,138   $15,501     $1,637         10.6%
                                    ======= ======  ========   =======     ======

(1) Nonrecurring costs related to the Company's acquisition of CCBC.

The increase in salaries and related benefits includes $500 thousand in commission expense. This primarily relates to commissions earned on the origination of SBA and similar loans and includes commissions paid on completion of the Company's 1998 securitization. The increase in occupancy and equipment includes the upgrading of the Company's PC network and growth in the Company including the addition of a downtown Sacramento branch and various SBA loan offices. Advertising expense reflects an expanded advertising budget to support the Company's growth.

During the first quarter of 1997 the Company engaged an outside consulting firm to assist in identifying opportunities to reduce operating expenses and to recommend more efficient methods of operating. The high level of consulting expense during 1997 is related to this engagement. As a result of this engagement, sundry losses in 1997 reflect an accrual of $589 thousand for the estimated salaries and benefits payable related to a reduction in staffing. Sundry losses in 1998 include approximately $170 thousand in writedowns in the value of OREO properties.

Provision for Income Taxes
--------------------------

Provision for income taxes have been made at the prevailing statutory rates and include the effect of items which are classified as permanent differences for federal and state income tax. The provision for income taxes was $1,802 thousand and $2,568 thousand for the six months ended June 30, 1998 and 1997, respectively, representing 48.1% and 38.2% of income before taxation for the respective periods. The increase in the 1998 percentage primarily relates to certain merger expenses which are not deductible for federal and state taxes.

Results of Operations (Three months ended June 30, 1998 and 1997)
---------------------

As a result of one-time merger-related costs of $3.5 million, the Company incurred a net loss for the quarter of $79 thousand. Net interest income increased by $1,035 thousand during the comparison period and the provision for possible loan and lease losses decreased by $125 thousand. These positive variances were offset by a decrease in non-interest income of $1,051 thousand and an increase in non-interest expense of $4,041 thousand. The tax provision decreased by $1,235 thousand, from $1,651 thousand during the second quarter of 1997 to $416 thousand during the current quarter.

Net Interest Income
-------------------

The yield on net interest-earning assets decreased from 5.58% during the second quarter of 1997 to 5.22% during the second quarter of 1998. Consistent with the six month comparison, yield was negatively affected by a decrease in the percentage of loans to interest-earning assets and a decrease in loan yields. This decline in yield was offset by an increase in average interest-earning assets from $611 million for the three months ended June 30, 1997 to $733 million for the current period.

Yields and interest earned, including loan fees for the three months ended June 30, 1998 and 1997 were as follows (in thousands except percent amounts):

                                                    Three                           Three
                                                    Months                          Months
                                                    Ended                           Ended
                                                    06/30/98                        06/30/97
                                                    --------                        --------
Average loans outstanding (1)                       $536,259                        $485,801
Average yields                                         10.0%                           10.1%
Amount of interest and origination fees earned      $ 13,389                        $ 12,287

(1) Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $374 thousand and $289 thousand for the three months ended June 30, 1998 and 1997, respectively, yields on average loans outstanding were 9.7% and 9.9%. The prime rate (upon which a large portion of the Company's loan portfolio is based) was 8.5% during both periods.

The decline in loan yield includes the effects of 1997's securitization and market conditions in the Company's service areas.

Average other interest-earning assets, consisting primarily of federal funds sold and investments in debt securities, totaled $196.3 million during the 1998 quarter and $125.3 million during the 1997 quarter. The average yield on these investments for the quarters ending June 30, 1998 and 1997 were 5.5% and 5.8%. As was the case in the six month comparison, the decline in yield includes an increase in the percentage of average federal funds sold to average other interest-earning assets from 18.1% during the 1997 period to 44.5% during the second quarter of 1998.

Rates and amounts paid on average deposits, including non-interest bearing deposits for the three months ended June 30, 1998 and 1997, were as follows (in thousands except percent amounts):

                                          Three                          Three
                                         Months                         Months
                                          Ended                          Ended
                                       06/30/98                       06/30/97
                                       --------                       --------
Average deposits outstanding (1)       $730,501                       $611,345
Average rate paid                          3.5%                           3.6%
Amount of interest paid or accrued     $  6,368                       $  5,483

Average interest-bearing deposits represented 79.5% of average total deposits during the 1998 quarter and 81.6% during the 1997 quarter.

The effective interest rates paid on interest-bearing transactions, savings accounts and time certificates of deposit during the second quarter of 1998 and 1997 were as follows (in thousands except percent amounts):

                                               1998                                               1997
                                -----------------------------------               ----------------------------------
                                INTEREST-                                         INTEREST-
                                BEARING                                           BEARING
                                TRANSACTION(2)  SAVINGS     TIME                  TRANSACTION(2) SAVINGS     TIME
                                -----------     -------    --------               -----------    -------   ---------
Average balance (1)             $245,697       $24,894     $310,085               $205,943       $23,217   $269,879

Average rate paid                   3.1%          2.1%         5.6%                   3.0%          2.2%       5.7%

(1) Amount  outstanding  is the average of daily  balances for the periods.
(2) Includes money market accounts.

Provision for Possible Loan and Lease Losses
--------------------------------------------

The provision of $905 thousand during the second quarter of 1998 includes the effect of replenishing the allowance for second quarter charge-offs of $815 thousand and the incorporation of CCBC's loans into the Company's loan loss reserve methodology.

The provision of $1,030 thousand in the second quarter of 1997 includes the effect of replenishing the allowance for loan and lease losses for charge-offs of $427 thousand, significant growth in the Company's loan portfolio and revised estimates of potential losses on two large loans. For a more complete discussion of the change in provision, refer to the six month comparison.

Non-interest Income
-------------------

As discussed in the six-month comparison, non-interest income was significantly affected during the second quarter of 1997 as a result of the gain recognized on the 1997 securitization of SBA 7(a) loans.

During 1997's second quarter the Company recorded a securitization gain of $2.6 million. The Company also completed a securitization during May of 1998; however the loans included in the 1998 securitization were SBA 504 and similar loans. These loans have, on average, a lower yield than the SBA 7(a) loans included in the 1997 securitization and therefore a lower gain was recorded on the 1998 securitization. 1998's securitization gain totaled $826 thousand.

During the second quarter of 1998, a total of $9.1 million of guaranteed portions of SBA loans were sold, resulting in a gain of $655 thousand. Government guaranteed loan sales during the 1997 quarter totaled $12.1 million, with a gain totaling $265 thousand recorded on sale.

1998 sales were exclusively SBA 7(a) loans, while 1997 sales included $7.9 million in B&I loans. 1997 gains were lower than those achieved during 1998 because B&I loan sales tend to produce lower gains than SBA 7(a) sales. B&I loans, in general, are larger than SBA 7(a) loans but have a lower yield. Excluding B&I loans, gains on sale of guaranteed portions of loans as a percentage of loans sold were 7.4% during the 1997 quarter and 7.2% during 1998.

As previously discussed, the Company has increased its amortization of its servicing assets and interest-only strips receivable in response to an increase in prepayments of the underlying loans associated with these assets. Servicing and interest-only strip income, net of amortization and other adjustments, totaled $990 thousand during the 1998 quarter and $994 thousand during the second quarter of 1997.

Non-interest Expense
--------------------

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the second quarter of 1998 and 1997 (in thousands except percentage amounts):

                                                Salaries &          Occupancy &             Other
Three Months               Average              Related             Equipment               Operating
Ended June 30              Assets(1)            Benefits            Expenses                Expenses
-------------              ------               --------            --------                --------
1998                       $819,367             3.5%                0.8%                    1.7%
1998(2)                    $819,367             2.3%                0.8%                    1.2%
1997                       $683,848             2.5%                0.9%                    1.4%

(1) Based on average daily balances.
(2) Excluding merger costs.

The following table summarizes the principal elements of operating expenses and discloses the changes and percent of changes for the three months ended June 30, 1998 and 1997 (amounts in thousands except percentage amounts):

                                                                             Increase (Decrease)
                                                                           -----------------------
                                        Three Months Ended June 30,        Adjusted 1998 over 1997
                                       -----------------------------       -----------------------
                                             Merger                        Amount       Percentage
                                             Cost    Adjusted              ------       ----------
                                       1998  1998(1) 1998     1997
                                       ----  ----    ----     ----
Salaries and related benefits...... $ 7,064 $2,415   $ 4,649 $4,340        $ 309          7.1%
Occupancy and equipment............   1,728     43     1,685  1,515          170         11.2
Insurance..........................     114     42        72     80           (8)       (10.0)
Postage............................     126      0       126    139          (13)        (9.4)
Stationery and supplies............     232     17       215    152           63         41.4
Telephone..........................     120      0       120    140          (20)       (14.3)
Advertising........................     300     50       250    152           98         64.5
Legal..............................     137     65        72     35           37        105.7
Consulting.........................     816    561       255    299          (44)       (14.7)
Audit and accounting fees..........     154     73        81     57           24         42.1
Directors' fees and expenses.......      73      0        73    121          (48)       (39.7)
Other real estate owned............      25      0        25     14           11         78.6
Sundry losses......................     423    155       268    599         (331)       (55.3)
Other..............................   1,028     70       958    656          302         46.0
                                    ------- ------   ------- ------        -----
                                    $12,340 $3,491   $ 8,849 $8,299        $ 550          6.6%
                                    ======= ======   ======= ======        =====

(1) Nonrecurring costs associated with the Company's acquisition of CCBC.

Variances  during  the  quarter  related  to  salaries  and  related   benefits,
consulting,   occupancy  and  equipment,   advertising  and  sundry  losses  are
consistent with those previously discussed in the six month review.

Included in Directors' fees and expenses is $47 thousand related to an adjustment required to reflect the decrease in value of the phantom stock shares allocated to the Company's Directors Deferred Compensation and Stock Award Plan.

Provision for Income Taxes
--------------------------

The provision for income taxes was $416 thousand and $1,651 thousand for the three months ended June 30, 1998 and 1997, respectively, representing 123.4% and 38.7% of income before taxation for the respective periods. The 1998 percentage includes the effect of certain merger related expenses which are not deductible for federal and state income tax.

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

The Company is in the process of communicating with customers with whom the Company has significant lending relationships and other third parties to determine their Year 2000 Compliance readiness and determining the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies will be timely converted or that a failure to convert by another company would not have a material adverse effect on the Company.

The Company began the process of identifying the changes required to its software and hardware in 1997 in consultation with software and hardware providers, a consulting firm and bank regulators. While the Company believes it is taking all appropriate steps to assure that its information systems are prepared for the year 2000, it is dependent on vendor compliance to some extent. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be year 2000 compliant, and has begun a program of testing compliance. The Company estimates that its costs related to year 2000 compliance will be at least $200,000 and may be significantly more. This cost is being funded through operating cash flows. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Consequently, no assurance can be given that year 2000 compliance can be achieved without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

Item 3
------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments entered into for trading purposes. Management uses several different tools to monitor its interest rate risk. One measure of exposure to interest rate risk is gap analysis. A positive gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within such period is greater than the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. The Company has a positive gap. Also, the Company uses interest rate shock simulations to estimate the effect of certain hypothetical rate changes. Based upon the Company's shock simulations, net interest income is expected to rise with increasing rates and fall with declining rates.

The Company's positive gap results from the majority of its loans having floating rates and a significant portion of its investments having a maturity of one year or less, while a significant portion of its liabilities are non interest and low interest-bearing accounts that are insensitive to rate changes.

Management has taken several steps to reduce the positive gap of the Company. In 1997, the Company added fixed rate loans and increased the number of longer term investments. Also, the Company has entered into interest rate swap agreements with its correspondent banks. The Company intends to continue increasing the number of fixed rate loans and investments held and the use of derivative products such as swaps. Also, in 1997, the Company securitized the unguaranteed portions of loans made under the Small Business Administration's 7(a) program. Securitization is an effective asset liability management tool because the asset and liability cash flows and repricings are closely matched.

Included in the 1998 securitization was $7.8 million of fixed rate loans with interest reset provisions after five to seven years. These loans were priced to investors at a floating rate which means that the Company has accepted rate risk with respect to these loans. This further helps mitigate the effect of the Company's positive gap position. The Company intends to continue using securitization as a source of funding its loans in the future.

The following table sets forth the distribution of the expected maturities of the Company's interest-earning assets and interest-bearing liabilities as well as the fair value of these instruments. Expected maturities are based on contractual payments adjusted for the estimated effect of prepayments. SBA loans have been assumed to prepay at an average rate of 12% per year. This rate is consistent with the increase in prepayments experienced on these loans in recent years. With respect to other loans, the Company has not tracked its historical prepay speed, but for purposes of this table has utilized an 8% rate, except for construction loans for which no prepayment is assumed. Savings accounts and interest-bearing transaction accounts, which have no stated maturity, are included in the one year or less maturity category (dollars in thousands).

                                                                      June 30, 1998
                                            ----------------------------------------------------------------------------
                                              1999      2000     2001     2002     2003   Thereafter  Total   Fair Value
                                            --------  -------- -------- -------- -------- ---------- -------  ----------
  Federal funds sold......................  $ 95,800  $      0 $      0 $      0 $      0  $       0 $ 95,800 $ 95,800
   Weighted average rate..................      5.48                                                     5.48
  Mutual Funds............................     2,771         0        0        0        0          0    2,771    2,771
   Weighted average yield.................      4.69                                                     4.69
  Investment in debt securities...........    35,494    15,853    9,279    7,750    3,332     25,597   97,305   97,305
   Weighted average yield(2)..............      5.93      6.12     6.33     6.79     6.31       5.73     6.03
  Fixed rate loans........................    32,545    19,050   16,344   11,725    7,796     17,358  104,818  104,284
   Weighted average rate..................      8.89      9.38     9.33     9.36     9.26       9.09     9.16
  Variable rate loans.....................   148,498    65,952   43,589   37,828   35,237     95,654  426,758  432,455
   Weighted average rate..................      9.74      9.87     9.59     9.72     9.55       9.77     9.73
  Other Interest-bearing assets...........     6,327         0        0        0        0        609    6,936    6,936
   Weighted average rate..................      5.15                                            5.88     5.21
                                            --------- -------- -------- -------- --------  --------- -------- --------
  Total Interest-earning assets             $321,435  $100,855 $ 69,212 $ 57,303 $ 46,365  $ 139,218 $734,388 $739,551
                                            ========  ======== ======== ======== ========  ========= ======== ========

  Savings deposits(1).....................  $280,509  $      0 $      0 $      0 $      0  $       0 $280,509 $280,509
   Weighted average rate..................      3.05                                                     3.05
  Time Deposits...........................   279,196    21,203    2,565    3,278    3,095        325  309,662  311,023
   Weighted average rate..................      5.52      5.80     5.92     6.26     6.11       6.55     5.56
  Other interest-bearing liabilities......     2,184       434    1,248      114    1,915        232    6,127    8,146
   Weighted average yield.................      9.00     13.80     9.39    11.38     6.95      11.23     8.91
                                            --------  -------- -------- -------- --------  --------- -------- --------
  Total interest-bearing liabilities        $561,889  $ 21,637 $  3,813 $  3,392 $  5,010  $     557 $596,298 $599,678
                                            ========  ======== ======== ======== ========  ========= ======== ========


(1)      Savings deposits include interest-bearing transaction accounts.
(2) Interest on tax-exempt obligations has not been tax effected to include the related tax benefits in calculating the weighted average yield.

The Company has three interest rate swaps outstanding at June 30, 1998. Terms of these agreements are as follows:

 Notional                            Company               Company                        Estimated
  Amount             Maturity         Pays                 Receives                       Fair Value
-----------          --------       --------               --------                       ----------
$20,000,000          3/99           Prime                  8.17%                          $ 70
$10,000,000          5/01           COFI* plus .65%        3 Month Treasury bill          $(60)
$   900,000          1/04           6.74%                  One year constant              $(67)
                                                           maturity Treasury index

*        11th District Cost of Funds index.

SierraWest Bancorp
10-Q Filing
June 30, 1998

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

              A formal plan of remediation has not been approved by the County of Placer or the State Regional Water Quality Board. As a result of the discovery of the contamination, two civil lawsuits were instituted against the Bank and other prior owners by the current owner of the property, Rainbow Holding Company, who is also the Bank's borrower. One of the actions, the state court matter, was dismissed by agreement of the parties. The other matter, filed in the summer of 1995 in the U.S. District Court, Eastern District of California, went to mediation in May, 1998. The mediation has now been concluded and has resulted in an agreement in principle as to the resolution of this matter. This agreement in principle is being formalized in a written settlement agreement and is also subject to final court approval. The Bank's participation under the agreement in principle, if fully executed, is primarily to acquire two senior deeds of trust, substitute as lender to Rainbow Holding Company as to this debt, and redocument and reamortize the acquired debt. In addition, the Bank will reschedule certain debt already held by it. The Bank will also make a contribution to assist in remediation and assign certain reimbursements.

              The Bank's external and internal counsel on this matter believe that the Bank's share of the cost of remediation and the costs of defense will not be material to the Bank's or the Company's performance and will be within existing reserves established by the Bank for this matter. It is still expected that clean-up of the property will commence late in 1998 or in the spring of 1999 following final settlement and the payment of settlement amounts.

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

Item 2.       Change in Securities.

Item 3.       Defaults Upon Senior Securities.  Not applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders.

              SierraWest Bancorp's Annual Meeting of Shareholders was held on May 28, 1998, at the North Tahoe Convention Center at Kings Beach, California. The following resolution was distributed to stockholders and adopted:

              1.   To  elect  the  following   thirteen  nominees  to  serve  as
                   directors until the next Annual meeting and until their successors are elected and have been qualified:

                                             VOTE:

                                  FOR                       WITHHELD
                                  ---                       --------
David W. Clark                 3,393,187                     82,581
Ralph J. Coppola               3,393,926                     81,842
William T. Fike                3,393,926                     81,842
Richard S. Gaston              3,393,926                     81,842
Jerrold T. Henley              3,393,926                     81,842
John J. Johnson                3,393,926                     81,842
Ronald A. Johnson              3,393,926                     81,842
A. Morgan Jones                3,392,116                     83,652
Jack V. Leonesio               3,391,934                     83,834
William W. McClintock          3,393,889                     81,879
Bernard E. Moore               3,393,926                     81,842
Gary E. Stein                  3,393,926                     81,842
Thomas M. Watson               3,393,889                     81,879

Item 5.       Other Information.  Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)      Exhibits.

                       Exhibit 27 - Financial Data Schedule

               (b)     Reports on Form 8-K.

                       Bancorp filed two Forms 8-K during the second quarter of 1998. The first, dated April 15, 1998, reported the merger between California Community Bancshares Corporation and its wholly owned subsidiary, Continental Pacific Bank, and SierraWest Bancorp and its wholly owned subsidiary, SierraWest Bank, on April 15, 1998. The second, dated May 8, 1998, reported a securitization and sale of $85 million of SBA 504 Loans and similar loans, $15.5 million of which were included in a pre-funding account.

10-Q Filing
June 30, 1998








                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: August 13, 1998          /s/ William T. Fike
      ----------------------   -------------------
                               William T. Fike
                               President, Chief Executive Officer






Date: August 13, 1998          /s/ David C. Broadley
     -----------------------   ---------------------
                               David C. Broadley
                               Executive Vice President, Chief Financial Officer