Form 10-Q/A
period 1998-06-30
SIERRAWEST BANCORP
filed 1998-09-03
CIK 790555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ----------------------------

                                 FORM 10-Q/A

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

10-Q/A Filing
June 30, 1998



EXPLANATORY NOTE

This amendment amends the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission dated August 13, 1998 by the Registrant.

Exhibit number 27 has been amended to include restatement of 1995, 1996, 1997 and 1998 Financial Data Schedules as a result of a pooling-of-interests.



                                      INDEX



Item 6.           Exhibits and Reports on Form 8-K.

         (a)           Exhibits.

                       27.1 Restated Financial Data Schedule for 1995
                       27.2 Restated Financial Data Schedule for 1996
                       27.3 Restated Financial Data Schedule for 1997
                       27.4 Restated Financial Data Schedule for 1998

10-Q/A Filing
June 30, 1998








                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: September 2, 1998       /s/ David C. Broadley
      -----------------       -----------------------------------
                              David C. Broadley
                              Executive Vice President, Chief Financial Officer