Form 10-Q
period 1998-09-30
SIERRAWEST BANCORP
filed 1998-11-12
CIK 790555

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.   20549

                                ----------------------------

                                         FORM 10-Q

                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                                ----------------------------


For the Quarter ended September 30, 1998             Commission File No. 0-15450


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

As of November 1, 1998: Common Stock - Authorized 10,000,000 shares of no par; issued and outstanding - 5,280,267

10-Q Filing
September 30, 1998


Part I.                    Financial Information

Item 1.                    Financial Statements



Following are condensed consolidated financial statements for SierraWest Bancorp ("Bancorp", or together with its subsidiary, the "Company") for the reportable period ending September 30, 1998. These condensed consolidated financial statements are unaudited, however, in the opinion of management, all adjustments have been made for a fair presentation of the financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SIERRAWEST BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                               (Unaudited)
                   September 30, 1998 and December 31, 1997
                      (Amounts in thousands of dollars)


ASSETS                                                                     09/30/98                          12/31/97*
------                                                                     --------                          --------
         Cash and due from banks                                      $      43,467                      $     58,345

         Federal funds sold                                                  85,200                            22,275

         Investment securities and
          investments in mutual funds                                       128,106                           108,309

         Loans and leases, net of unearned income,
           deferred loan fees/costs and
           allowance for possible loan
           and lease losses of $8,324
           in 1998 and $7,891* in 1997                                      543,973                           545,822

         Other assets                                                        63,719                            51,995
                                                                      -------------                      ------------

           TOTAL ASSETS                                               $     864,465                      $    786,746
                                                                      =============                      ============

LIABILITIES
-----------
         Deposits                                                     $     769,420                      $    701,001

         Other liabilities                                                   19,838                            16,362
                                                                      -------------                      ------------

           TOTAL LIABILITIES                                                789,258                           717,363
                                                                      -------------                      ------------

SHAREHOLDERS' EQUITY
--------------------

         Common stock                                                        45,374                            42,148

         Retained earnings                                                   29,312                            26,598

         Accumulated other
           comprehensive income                                                 521                               637
                                                                      -------------                      ------------

           TOTAL SHAREHOLDERS' EQUITY                                        75,207                            69,383
                                                                      -------------                      ------------

           TOTAL LIABILITIES &
           SHAREHOLDERS' EQUITY                                       $     864,465                      $    786,746
                                                                      =============                      ============

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

                          SIERRAWEST BANCORP AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                     (Unaudited)

              For the Three and Nine Months Ended September 30, 1998 and 1997
                      (Amounts in thousands except per share amounts)

                                                                Three        Three          Nine          Nine
                                                               Months       Months        Months        Months
                                                                Ended        Ended         Ended         Ended
                                                             09/30/98     09/30/97*     09/30/98      09/30/97*
                                                             --------     --------      --------      --------
Interest Income:

  Interest and fees on loans and leases                     $  13,398    $  13,067     $  40,757     $  36,682
  Interest on federal funds sold                                1,595          796         3,206         1,528
  Interest on investment securities and other assets            1,550        1,645         4,669         4,521
                                                            ---------    ---------     ---------     ---------

Total Interest Income                                          16,543       15,508        48,632        42,731
                                                            ---------    ---------     ---------     ---------

Interest Expense:

  Interest on deposits                                          6,495        5,999        18,923        16,495
  Interest on convertible debentures                                2           45            51           233
  Other interest expense                                          188          116           475           325
                                                            ---------    ---------     ---------     ---------

Total Interest Expense                                          6,685        6,160        19,449        17,053
                                                            ---------    ---------     ---------     ---------

Net Interest Income                                             9,858        9,348        29,183        25,678

Provision for Possible Loan and Lease Losses                      440          615         1,870         2,184
                                                            ---------    ---------     ---------     ---------

Net Interest Income After Provision for
  Possible Loan and Lease Losses                                9,418        8,733        27,313        23,494

Non-interest Income                                             3,944        3,073        10,864        10,529

Non-interest Expense                                            8,621        7,852        29,694        23,353
                                                            ---------    ---------     ---------     ---------

Income Before Provision for Income Taxes                        4,741        3,954         8,483        10,670

Provision for Income Taxes                                      1,921        1,509         3,723         4,077
                                                            ---------    ---------     ---------     ---------

  NET INCOME                                                $   2,820    $   2,445     $   4,760     $   6,593
                                                            =========    =========     =========     =========

     Basic earnings per share                               $    0.54    $    0.49     $    0.93     $    1.49
     Weighted average shares used to calculate
      basic earnings per share                                  5,205        4,976         5,105         4,436
     Diluted earnings per share                             $    0.51    $    0.46     $    0.87     $    1.29
     Weighted average shares used to calculate
      diluted earnings per share                                5,472        5,361         5,479         5,214

*Restated  on a  historical  basis to  reflect  the  acquisition  of  California
Community    Bancshares    Corporation   on   April   15,   1998,    under   the
pooling-of-interests method of accounting.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SIERRAWEST BANCORP AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                    For the Nine Months Ended September, 1998 and 1997
                            (Amounts in thousands of dollars)

                                                                                      Nine                         Nine
                                                                                      Months                       Months
                                                                                      Ended                        Ended
                                                                                      09/30/98                     09/30/97*
                                                                                      --------                     --------
Net Cash Provided by Operating Activities                                             $  34,590                    $ 40,149

Cash Flow From Investing Activities:
 Proceeds from:
 Maturities of investment securities held to maturity                                     1,000                       1,012
 Maturities of investment securities available for sale                                  23,225                      14,191
 Sales of investment securities -
  available for sale                                                                      7,025                       6,624
 Purchase of mutual funds available for sale                                             (2,000)                          0
 Purchase of investment securities available for sale                                   (48,623)                    (40,629)
 Loans and leases made net of principal collections                                     (33,521)                    (96,775)
 Change in fixed assets                                                                  (1,547)                        829
 Net cash received in acquisition                                                             0                       8,570
 Other                                                                                    1,370                         (36)
                                                                                      ---------                    --------
Net Cash Used in Investing Activities                                                   (53,071)                   (106,214)
                                                                                      ---------                    --------

Cash Flow From Financing Activities:
 Net increase in demand, interest
  bearing and savings accounts                                                           39,093                      52,936
 Net increase in time deposits                                                           29,326                      22,821
 Dividend paid                                                                           (2,045)                     (1,657)
 Proceeds from issuance of common stock                                                     743                         878
 Other                                                                                     (589)                       (668)
                                                                                      ---------                    --------
Net Cash Provided by Financing Activities                                                66,528                      74,310
                                                                                      ---------                    --------

Net Increase in Cash and Cash Equivalents                                                48,047                       8,245
Cash and Cash Equivalents at Beginning of Year                                           80,620                      75,574
                                                                                      ---------                    --------
Cash and Cash Equivalents at September 30                                             $ 128,667                    $ 83,819
                                                                                      =========                    ========

Interest paid                                                                         $  19,579                    $ 17,113
Income tax payments                                                                   $   4,932                    $  3,253

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
                                                          ===========

Common stock was issued in conversion of $2,394 thousand and $9,707 thousand in convertible debentures in 1998 and 1997, respectively. Common stock issued is net of debenture offering costs of $143 thousand and $655 thousand in 1998 and 1997.

For the nine months ended September 30, 1998 and 1997, $588 thousand and $1,230 thousand of loans, respectively, were transferred to other real estate owned.

In 1998 and 1997, $17.8 million and $21.0 million of unguaranteed SBA loans were transferred to held for sale status. In addition, $20.3 million in 1998 and $5.8 million in 1997 of government guaranteed SBA loans were transferred to held for sale status and subsequently sold and included in the Condensed Consolidated Statements of Cash Flows.

In 1998 $1.7 million in debt was issued in exchange for $1.7 million in lease receivables.

*Restated  on a  historical  basis to  reflect  the  acquisition  of  California
 Community    Bancshares    Corporation   on   April   15,   1998,   under   the
 pooling-of-interests method of accounting.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements (Unaudited)
Period ended September 30, 1998

1.      BASIS OF PRESENTATION
        ---------------------

        The accompanying unaudited consolidated financial statements have been prepared in a condensed format and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the nine months ended September 30, 1998. In addition certain historical information has been restated to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

2.      COMMITMENTS & CONTINGENT LIABILITIES
        ------------------------------------

        In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these commitments and contingent liabilities.

3.      COMPREHENSIVE INCOME
        --------------------

        Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Annual financial statements for prior periods will be reclassified, as required. SierraWest Bancorp's total comprehensive income (loss) was as follows:

                                                Three Months Ended September 30
                                                -------------------------------
                                                    1998          1997
                                                ------------  ------------
                                                 (In thousands of dollars)

         Net income                             $     2,820   $     2,445
         Other comprehensive income,
          net of tax                                     67           152
                                                -----------   -----------

              Total comprehensive income        $     2,887   $     2,597
                                                ===========   ===========

                                                Nine Months  Ended September 30
                                                -------------------------------
                                                    1998         1997
                                                -----------  ------------
                                                 (In thousands of dollars)

         Net income                             $     4,760   $     6,593
         Other comprehensive (loss) income,
          net of tax                                   (116)        1,144
                                                -----------   -----------

              Total comprehensive income        $     4,644   $     7,737
                                                ===========   ===========

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements (Unaudited)
Period ended September 30, 1998


4.   EARNINGS PER SHARE
     ------------------

     The following reconciles the numerator and denominator used in the calculation of both the basic earnings per share and diluted earnings per share for each of the three months and nine months ended September 30:

                                                                    Three       Three          Nine            Nine
                                                                    Months      Months         Months          Months
                                                                    Ended       Ended          Ended           Ended
                                                                    9/30/98     9/30/97*       9/30/98         9/30/97*
                                                                    -------     --------       -------         --------
                                                                            (in thousands except per share amounts)

      Calculation of Basic Earnings Per Share

      Numerator - Net Income                                       $ 2,820      $2,445         $4,760          $6,593
      Denominator - weighted average
       common shares outstanding                                     5,205       4,976          5,105           4,436
                                                                   -------      ------         ------          ------

      Basic Earnings Per Share                                     $  0.54      $ 0.49         $ 0.93          $ 1.49
                                                                   =======      ======         ======          ======

      Calculation of Diluted Earnings Per Share

      Numerator:
       Net Income                                                  $ 2,820      $2,445         $4,760          $6,593
       Effect of convertible debentures                                  1          32             30             137
                                                                   -------      ------         ------          ------

      Net Income and effect of
       assumed conversions                                         $ 2,821      $2,477         $4,790          $6,730
                                                                   -------      ------         ------          ------

      Denominator:
       Weighted average common shares outstanding                    5,205       4,976          5,105           4,436
       Dilutive effect of options                                      210         223            255             221
       Dilutive effect of convertible debentures                        57         162            119             557
                                                                   -------      ------         ------          ------
                                                                     5,472       5,361          5,479           5,214
                                                                   -------      ------         ------          ------

      Diluted Earnings Per Share                                   $  0.51      $ 0.46         $ 0.87          $ 1.29
                                                                   =======      ======         ======          ======

*Restated  on a  historical  basis to  reflect  the  acquisition  of  California
Community    Bancshares    Corporation   on   April   15,   1998,    under   the
pooling-of-interests method of accounting.

5.           POOLING OF INTERESTS
             --------------------
On April 15, 1998, the Company completed the acquisition of California Community Bancshares Corporation (CCBC) and its wholly owned subsidiary Continental Pacific Bank (CPB), utilizing the pooling-of-interests method of accounting and accordingly, the Company's historical consolidated results have been restated. Under the terms of the Plan of Acquisition and Merger dated November 13, 1997, shareholders of CCBC received shares of Bancorp's common stock at an exchange ratio of 0.8283 which was based upon a price of $37.94 which was the average of the closing price for Bancorp's stock from March 11, 1998 to April 7, 1998. No gain or loss for tax purposes was recognized by CCBC shareholders, except with respect to cash received in lieu of fractional shares. The value of the acquisition, based upon an average price of $37.94 per share totaled approximately $44.7 million.

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements (Unaudited)
Period ended September 30, 1998


The following summarizes the separate results of the combined entities for the periods shown prior to the combination.

                                                                                                 Pro-Forma
Three months ended September 30, 1997                        SWB              CCBC               Combined
                                                             ---              ----               ---------
      Net interest income                                  $  7,242         $  2,106             $   9,348
      Non-interest income                                     2,581              492                 3,073
      Net income                                              1,996              449                 2,445
      Basic Earnings Per Share                                 0.49             0.41                  0.49
      Diluted Earnings Per Share                               0.47             0.35                  0.46

Nine months ended September 30, 1997
      Net interest income                                  $ 19,661         $  6,017             $   25,678
      Non-interest income                                     9,105            1,424                 10,529
      Net income                                              5,339            1,254                  6,593
      Basic Earnings Per Share                                 1.50             1.19                   1.49
      Diluted Earnings Per Share                               1.31             1.01                   1.29

At December 31, 1997
      Total assets                                         $589,755         $196,991             $  786,746
      Total Deposits                                        526,269          174,732                701,001
      Total Shareholder's Equity                             53,630           15,753                 69,383


6.           CHANGE IN ACCOUNTING ESTIMATE
             -----------------------------

The Company has experienced an increase in the prepayment speed of its SBA loan portfolio during the fourth quarter of 1997 and continuing into the current year. As a result the Company reevaluated the useful lives of the loans included in the SBA portfolio, and increased the speed at which it amortizes its servicing assets and interest-only strips receivable. The increase in amortization resulted in a decrease in net income of $41 thousand ($0.01 per diluted share) for the first quarter of 1998 and $187 thousand ($0.04 and $0.03 per diluted share) for the second and third quarters of 1998, respectively.

7.           NEW ACCOUNTING PRONOUNCEMENT
             ----------------------------

In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined the impact of adopting SFAS No. 133 on the Company's financial statements.

                       SIERRAWEST BANCORP AND SUBSIDIARY

Item 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION
-------------------

Certain statements in this document include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; prepayment risks; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.

On April 15, 1998, the Company completed the acquisition of California Community Bancshares Corporation (CCBC) and its wholly owned subsidiary Continental Pacific Bank (CPB), utilizing the pooling-of-interests method of accounting and accordingly, the Company's historical consolidated results have been restated. See Footnote 5 for additional information.

Total assets increased by $77.7 million from $786.7 million at December 31, 1997, to $864.4 at September 30, 1998. An increase of $62.9 million in federal funds sold, $19.8 million in investment securities and investments in mutual funds and $11.7 million in other assets were partially offset by decreases of $14.9 million in cash and due from banks, and $1.8 million in loans, net of the allowance for possible loan and lease losses.

During May, 1998, the Company completed a securitization of approximately $85 million of SBA 504 and similar loans. This resulted in a reduction in loans of approximately $68 million during the second quarter and $15.5 million in the third quarter of 1998.

The increase in federal funds sold and investment securities and the reduction in loans reflects the effect of this securitization. Currently the Company has liquid assets in excess of that which it requires to meet its liquidity needs; however it is anticipated that federal funds sold will decline in future months as the available funds are utilized for loan growth. During the third quarter of 1998 net loans grew by $20.4 million. Excluding sales of guaranteed loans and the 1998 securitization, this represents $47 million in loan growth during the quarter.

Other assets at September 30, 1998, included interest-only strips receivable with a fair value of $9.1 million related to the 1998 securitization. The securitization included an initial cash reserve fund of $2.1 million that was increased to $3.3 million at September 30, 1998. This reserve fund is expected to be recovered by the Company over time. The present value of the cash reserve fund is included in the balance of the interest-only strips receivable.

The following table summarizes the change in deposits between December 31, 1997 and September 30, 1998.

                                                                  09/30/98          12/31/97          Change
                                                                  --------          --------         --------
Non-interest bearing .........................................    $170,946          $162,242         $  8,704

Savings.......................................................      25,013            24,259              754

Interest-bearing transaction accounts(1)......................     261,059           231,424           29,635

Time..........................................................     312,402           283,076           29,326
                                                                  --------          --------         --------

TOTAL DEPOSITS................................................    $769,420          $701,001         $ 68,419
                                                                  ========          ========         ========

(1) Balance includes money market savings deposit accounts.

The Company experienced strong deposit growth throughout its markets. Growth in the Sacramento area totaled $21 million, Northern Nevada grew by $31 million and growth from the branches acquired through the acquisition of CCBC grew by $11 million.

Other  liabilities  increased  by $3.5 million  from  December  31,  1997.  This increase includes a $2.3 million recourse obligation from the 1998 securitization. Additionally, other liabilities included $2.1 million in deferred compensation payable to four former senior officers of Continental Pacific Bank (a subsidiary of CCBC).

At September 30, 1998, accumulated other comprehensive income included $118 thousand related to the downward adjustment in fair value of the interest-only strips receivable and an unrealized gain of $639 thousand from other investment securities.

Interest-only strips receivable totaled $23 million at September 30, 1998 net of a valuation allowance of $201 thousand. The balance of interest-only strips receivable related to 1998's securitization totaled $9.1 million at September 30, 1998 including a positive market value adjustment of $764 thousand. The Company's remaining interest-only strips receivable totaled $13.9 million, including a negative market value adjustment of $965 thousand.

The value of the Company's interest-only strips receivable, exclusive of 1998's activity, decreased during 1998 related to an increase in prepayments on the underlying loans associated with these assets. In response, the Company has increased its amortization of its interest-only strips receivable and servicing assets. Please see the non-interest income discussion contained within "Results of Operations" elsewhere herein.

The amortized book value of servicing assets, net of a valuation allowance of $275 thousand, was $2 million at September 30, 1998.

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

Effective August 31, 1998, the Company redeemed the convertible subordinated debentures acquired in its acquisition of CCBC. $54 thousand of these debentures were redeemed for cash with the remaining debentures converted into common stock at a conversion rate of $15.39 per share.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 1998 and 1997)
---------------------

Net income for the nine months ended September 30, 1998 decreased by $1,833 thousand or 28% from $6,593 thousand for the nine months ended September 30, 1997 to $4,760 thousand for the current nine month period. Net interest income increased by $3,505 thousand, the provision for possible loan and lease losses decreased by $314 thousand, non-interest income increased by $335 thousand and the provision for income taxes decreased by $354 thousand. The positive effect of these items on net income was offset by a $6,341 thousand increase in non-interest expense.

Non-interest expense included non-recurring merger related costs of $4.0 million. The effect on net income of these costs was to decrease net income by $2.8 million.

Net Interest Income
-------------------

The yield on average interest-earning assets for the nine months ended September 30, 1998 was 5.31%. This compares to 5.51% for the first nine months of 1997. The decrease reflects a decrease in the percentage of average loans to average interest-earning assets and a decrease in loan yields. The decrease in the percentage of loans to average earning assets includes the effect of the Company's $85 million securitization of SBA 504 and similar loans and the sale of $20.3 million in guaranteed portions of SBA loans as well as increased competition for loans. Offsetting the effect of the decrease in yield was an increase in average interest-earning assets from $623 million during the first nine months of 1997 to $735 million during the nine months ended September 30, 1998.

Loan yields and interest earned, including loan fees for the nine months ended September 30, 1998 and 1997, were as follows (in thousands except percent amounts):

                                                          Nine                    Nine
                                                          Months                  Months
                                                          Ended                   Ended
                                                          09/30/98                09/30/97
                                                          --------                --------
Average loans outstanding (1)                             $545,545                $481,153
Average yields                                               10.0%                   10.2%
Amount of interest and origination fees earned            $ 40,757                $ 36,682

(1)Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $981 thousand and $1,151 thousand for the nine months ended September 30, 1998 and 1997, yields on average loans outstanding were 9.7% and 9.9%, respectively. The prime rate (upon which a large portion of the Company's loan portfolio is based), averaged 8.5% for the 1998 period and 8.4% for the 1997 period. The Company has been aggressive in growing its loan portfolio and has encountered price competition for larger, higher quality loans, and the decrease in loan yields reflects this. In addition to the effect of competition on loan yield, the Company's 1997 securitization had the effect of reducing the Company's overall loan yield. Loans included in this securitization generally earned interest at a higher rate than the weighted average rate of the Company's remaining loan portfolio.

Other interest-earning assets, which consist primarily of investments in debt securities and federal funds sold, totaled an average balance of $189.9 million during the first nine months of 1998 with an average yield of 5.5%. This compares to an average balance of $142.0 million with an average yield of 5.7% during the nine months ended September 30, 1997. The decline in yield during 1998 includes the effect of market conditions and an increase in average federal funds sold as a percentage of average interest-earning assets from 27.1% during the 1997 period to 41.8% in the current nine month period.

Consistent with the decrease in yields on interest earning assets, the Company has experienced a decrease in its overall cost of deposits from 3.55% for the nine months ended September 30, 1997 to 3.46% in the current period. This relates to a decrease in average interest-bearing deposits to average total deposits from 81.1% during the 1997 period to 79.0% in the current period and a decline in rate paid on time deposits.

Rates and amounts paid on average deposits including non-interest bearing deposits for the nine months ended September 30, 1998 and 1997 were as follows (in thousands except percent amount):

                                            Nine                                  Nine
                                            Months                                Months
                                            Ended                                 Ended
                                            09/30/98                              09/30/97
                                            --------                              --------
Average deposits outstanding (1)            $732,279                              $621,925
Average rate paid                              3.46%                                 3.55%
Amount of interest paid or accrued          $ 18,923                              $ 16,495

(1) Amounts outstanding are the average of daily balances for the periods.


The effective interest rate paid on interest-bearing transaction accounts, savings accounts and time certificates of deposit during the first nine months of 1998 and 1997 were as follows:

                                            1998                                          1997
                              ----------------------------------           ---------------------------------
                              INTEREST-                                    INTEREST-
                              BEARING                                      BEARING
                              TRANSACTION(2) SAVINGS   TIME                TRANSACTION(2) SAVINGS   TIME
Average balance
 (in thousands)(1)            $247,426       $24,868  $306,112             $212,383       $23,366   $268,785

Average rate paid                 3.1%          2.1%      5.6%                 3.0%          2.1%       5.7%

(1) Amounts  outstanding are the average of daily balances for the periods.
(2) Includes money market savings accounts.

Provision for Possible Loan and Lease Losses
--------------------------------------------

In evaluating the Company's loan loss reserve, management considers the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio, which includes SBA loans and commercial loans. From inception of its SBA lending program in 1983, the Company has sustained a relatively low level of losses from these loans, averaging less than 0.5% of loans outstanding per year. Net losses in 1995 for these loans were $575 thousand. During 1996, net losses in the SBA loan portfolio decreased to $27 thousand. For 1997, SBA net loan losses totaled $763 thousand and during the nine months ended September 30 1998, net losses on SBA loans were $684 thousand. Most of the Company's other commercial loan losses have been for loans to businesses within the Tahoe basin area and in its Nevada operations.

The provision for possible loan and lease losses was $1,870 thousand and $2,184 thousand for the first nine months of 1998 and 1997, respectively. The provision in 1997 reflects the growth in the loan portfolio, additional amounts to provide for certain charged off amounts and revised estimates of potential losses on two large loans. 1998's provision includes amounts to replenish the allowance for 1998 charge-offs and the integration of CCBC's loans and reserves into the Company's loan loss methodology.

The allowance for possible loan and lease losses as a percentage of loans was 1.51% at September 30, 1998, 1.43% at December 31, 1997, and 1.48% at September 30, 1997. Net charge-offs were $1,437 thousand for the first nine months of 1998. This compares to net charge-offs of $841 thousand during the nine months ended September 30, 1997.

Guaranteed portions of SBA loans at September 30, 1998 totaled $74.9 million and at September 30, 1997 they totaled $53.8 million. The Company monitors its exposure to loan losses each quarter and adjusts its level of provision to reflect changing circumstances. The Company expects that its existing loan loss reserve will be adequate to provide for losses inherent in the portfolio.

Of total gross loans and leases at September 30, 1998, $9.1 million were considered to be impaired. The allowance for possible loan and lease losses included $852 thousand related to these loans. The average recorded investment in impaired loans during the nine months ended September 30, 1998 was $6.8 million.

Of total gross loans and leases at December 31, 1997, $8.5 million were considered to be impaired. The allowance for possible loan and lease losses included $1,161 thousand related to these loans. The average recorded investment in impaired loans during the year ended December 31, 1997 was $8.3 million.

The following table sets forth the ratio of nonaccrual loans to total loans, the allowance for possible loan and lease losses to nonaccrual loans and the ratio of the allowance for possible loan and lease losses to total loans, as of the dates indicated.

                                                                 September 30                    December 31,
                                                            ---------------------           ----------------------
                                                              1998         1997              1997    1996    1995
                                                            --------     --------           ------  ------  ------
Nonaccrual loans to total loans                               1.7%          1.3%              1.1%    1.2%     1.9%
Allowance for possible loan and lease
 losses to nonaccrual loans                                  91.0%        110.7%            126.3%  103.9%    76.7%
Allowance for possible loan and lease
 losses to total loans                                        1.5%          1.5%              1.4%    1.3%     1.4%

During the third quarter of 1998 the Company modified its definition of nonaccrual loans to include loans 90 days past due or more that may be well secured and for which the ultimate collection of principal and interest is expected but which are not in the process of collection. Excluding this modification the ratio of nonaccrual loans to total loans at September 30, 1998 would have been 1.4%.

If the guaranteed portions of SBA loans on nonaccrual status, which total $2.2 million, are excluded from the calculations, the ratio of nonaccrual loans to total loans at September 30, 1998, declines to 1.3% and the allowance for possible loan and lease losses to nonaccrual loans increases to 120%. At September 1997, excluding guaranteed portions of loans on nonaccrual, these same ratios are 1.0% and 144%.

The following table sets forth the amount of the Company's nonperforming loans as of the dates indicated (amounts in thousands).


                                                              September 30                              December 31
                                                      ----------------------------     -------------------------------------------

                                                          1998           1997               1997           1996            1995
                                                      -------------  -------------     -------------  -------------  -------------
Nonaccrual loans:

 SBA.............................                       $ 5,418        $ 4,998            $5,307          $4,985         $5,351

 Other...........................                         3,731          2,097             1,836             448          1,174

Accruing loans past due 90 days or more:

 SBA.............................                           217            342             1,127           1,071            816

 Other...........................                           745            589               449           1,128            285

Restructured loans (in compliance
with modified terms).............                         2,084          2,072             1,922           1,249            548

The performance of the Company's loan portfolio is evaluated regularly by management. The Company places a loan on nonaccrual status when any installment of principal or interest is 90 days or more past due, unless, in management's opinion, the loan is well secured, in the process of collection and the collection of principal and interest is probable. A loan is placed on nonaccrual status even if principal or interest is less than 90 days past due if management determines the ultimate collection of principal or interest on the loan to be unlikely. When a loan is placed on nonaccrual status, the Company's policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable.

Although the level of nonperforming assets will depend on the future economic environment, as of October 31, 1998, in addition to the assets disclosed in the above chart, management of the Company has identified approximately $356 thousand in potential problem loans about which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets.

Interest income on nonaccrual loans which would have been recognized if all such loans had been current in accordance with their original terms totaled $745 thousand for the nine months ended September 30, 1998. Interest income actually recognized on nonaccrual loans for the nine months ended September 30, 1998 was $328 thousand based on cash collections.

The following table shows the loans outstanding, actual charge-offs, recoveries on loans previously charged off, the allowance for possible loan and lease losses and net loans charged off to average loans outstanding during the periods and as of the dates indicated (amounts in thousands except percentage amounts):

                                                         September 30                             December 31
                                                ------------------------------  ------------------------------------------------

                                                     1998            1997           1997              1996             1995
                                                --------------   -------------  ------------     --------------    -------------
Average gross loans..............                $ 545,545        $ 481,153      $ 496,632         $ 396,669         $ 313,736

Total gross loans at end of
period ..........................                  552,297          529,362        553,713           436,392           350,361

Allowance for possible loan and lease losses:
Balance beginning of period......                $   7,891        $   5,647      $   5,647         $   5,003         $   4,654
                                                 ---------        ---------      ---------         ---------         ---------

Actual charge-offs:

SBA..............................                      741              561            820               114               595

Commercial and industrial........                      638              348            681               554               454

Leases...........................                      133               14             14                84                 0

Real estate......................                        0               24             30               264               143

Installment......................                      256              148            169                73               115
                                                 ---------        ---------      ---------         ---------         ---------

Total............................                    1,768            1,095          1,714             1,089             1,307
                                                 ---------        ---------      ---------         ---------         ---------

Less recoveries:

SBA..............................                       57               53             57                87                20

Commercial and industrial........                      239              129            159               183                28

Leases...........................                        0                6              6                 0                 0

Real estate......................                        1               12             13                26                 0

Installment......................                       34               54             60                16                14
                                                 ---------        ---------      ---------         ---------         ---------


Total............................                      331              254            295               312                62
                                                 ---------        ---------      ---------         ---------         ---------


Net charge-offs..................                    1,437              841          1,419               777             1,245

Provision for possible loan and
lease losses.....................                    1,870            2,184          2,799             1,421             1,594
                                                 ---------        ---------       --------         ---------         ---------

Subtotal                                             8,324            6,990          7,027             5,647             5,003

Acquisition of Mercantile Bank...                        0              864            864                 0                 0
                                                  --------        ---------       --------         ---------          --------

Balance-end of period............                 $  8,324        $   7,854       $  7,891         $   5,647          $  5,003
                                                  ========        =========       ========         =========          ========

Net loans charged off to average
loans outstanding (1)............                    0.35%            0.23%          0.29%             0.20%             0.40%


(1) Percentages for the nine months are based on annualized net charge-offs.

The following table sets forth management's historical allocation of the allowance for possible loan and lease losses by loan category and percentage of loans in each category. Percentage amounts are the percentage of loans in each category to total loans at the dates indicated (in thousands except percentage amounts):

                                                                      December 31,
                            --------------------------------------------------------------------------------------------
                                     1997                                1996                            1995
                            --------------------------  ----------------------------------  ----------------------------
                                           Percent-                          Percent-                          Percent-
                              Amount         age           Amount              age             Amount            age
                            -----------  -------------  --------------   -----------------  --------------  ------------
SBA loans.............       $ 2,227          30%          $ 1,561            33%             $ 1,468           34%
Commercial and
 industrial loans(2)..         2,682          18             1,934            18                1,808           19
Real estate loans.....         2,480          49             1,845            42                1,439           40
Consumer loans to
 individuals (1)....             502           3               307             7                  288            7
                             -------         ---           -------           ---              -------          ---
  Total...............       $ 7,891         100%          $ 5,647           100%             $ 5,003          100%
                             =======         ===           =======           ===              =======          ===



                                                                   September 30,
                                     ------------------------------------------------------------------------
                                                    1998                                  1997
                                     ----------------------------------    ----------------------------------
                                                           Percent-                              Percent-
                                         Amount               age              Amount               age
                                     --------------     ---------------    ---------------    ---------------
SBA loans.............                 $2,000                  29%             $1,985                28%
Commercial and
 industrial loans(2)..                  2,595                  19               2,839                20
Real estate loans.....                  3,423                  50               2,525                49
Consumer loans to
 individuals (1)......                    306                   2                 505                 3
                                       ------                 ---              ------               ---
Total.................                 $8,324                 100%             $7,854               100%
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

Non-interest Income
-------------------

Non-interest income increased by $335 thousand during the first nine months of 1998 compared to the previous year's first nine months.

During June 1997 the Company recorded a gain of approximately $2.6 million from the sale and securitization of unguaranteed portions of SBA loans. The Company completed a securitization of $85 million in SBA 504 and similar loans during 1998 and recorded a gain of $890 thousand on this transaction.

The gain on the sale of government guaranteed loans increased from $386 thousand during the first nine months of 1997 to $1,397 thousand for the nine months ended September 30, 1998. Sales of government guaranteed loans were $14,936 thousand in 1997 and $20,282 thousand during 1998. Sales during 1997 included $9,176 thousand of Business & Industry ("B & I") loans and $5,760 thousand of SBA 7(a) loans. Because B&I loans tend to have a lower yield than SBA loans, the Company intends to sell the government guaranteed portion of the B&I loans it originates. SBA loan sales were made in 1997 primarily to facilitate the securitization.

All government guaranteed loan sales in 1998 were SBA 7(a) loans. Gains in 1997, as a percentage of loans sold, were lower than 1998 because B&I loan sales tend to produce lower gains than SBA 7(a) sales. B&I loans, in general, are larger than SBA 7(a) loans but have a lower yield. For SBA 7(a) loan sales, gains on sale of guaranteed portions of loans as a percentage of loans sold were 6.7% during the 1997 period and 6.9% during 1998.

The Company intends to continue to hold a significant percentage of the guaranteed portions of SBA loans in its portfolio; however with the increase in prepayments, management believes it is prudent to sell selected SBA loans into the secondary market. During June and September, 1998 a total of $9.1 million and $11.1 million, respectively, of guaranteed portions of SBA loans was sold. Similar sales are expected during the fourth quarter of 1998.

Income related to the Company's servicing assets and interest-only strips receivable as defined under SFAS 125, net of the amortization of these assets, decreased by $119 thousand from $3,330 thousand for the first nine months of 1997 to $3,211 thousand during the current period. This decrease is related to an increase in amortization of these assets. Servicing and interest-only strip income totaled $5.6 million during the nine months ended September 30, 1998 and $4.6 million during the same period in 1997. Included in 1998's income is $0.9 million related to the 1998 securitization. Amortization, including a $275 thousand valuation allowance on the Company's servicing assets, totaled $2.4 million in 1998 and $1.2 million during 1997.

During 1997 and continuing into 1998, the Company has experienced an increase in the prepayment speed of its SBA loan portfolio. In response to this increase in prepayments, the Company has increased the speed at which it amortizes its servicing and interest-only strip assets. This had the effect of increasing amortization by $70 thousand during the first quarter of 1998, $318 thousand during the second quarter and $318 thousand during the third quarter. In addition, it is expected that amortization will increase by a minimum of $318 thousand during the remainder of 1998. During the first nine months of 1998 the Company has recorded a valuation allowance on its servicing assets totaling $275 thousand. The offset to this valuation allowance is a reduction in service fee income.

Other significant increases in non-interest income include $131 thousand in merchant credit card fees, $356 thousand in gain on sale of investment securities, $144 thousand in gains on sale of assets and $225 thousand related to a decrease in the recourse obligation recorded on the June 1997 securitization.

Non-interest Expense
--------------------

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the first nine months of 1998 and 1997 (in thousands except percentage amounts):


Nine Months                                     Salaries &           Occupancy &          Other
Ended                      Average              Related              Equipment            Operating
September 30               Assets (1)           Benefits             Expenses             Expenses
----------------------------------------------------------------------------------------------------
1998                       $ 822,416            2.6%                 0.8%                 1.4%
1998 (2)                   $ 822,416            2.2%                 0.8%                 1.1%
1997 (3)                   $ 698,168            2.4%                 0.8%                 1.2%

(1)Based on average daily balances.
(2)Excluding merger costs
(3)Other operating expenses exclude merger costs of $53 thousand.

The Company incurred non-recurring charges related to its acquisition of CCBC totaling $4.0 million during the first nine months of 1998. Included in salaries and related benefits are merger costs of $2.4 million. Consulting expense included $629 thousand of merger costs which are primarily related to investment banking fees.

The following table summarizes the principal elements of operating expenses and discloses the changes and percent of changes for the nine months ended September 30, 1998 and 1997 (amounts in thousands except percentage amounts):

                                                                                          Increase (Decrease)
                                                                                        -----------------------
                                            Nine Months Ended Sept. 30,                 Adjusted 1998 over 1997
                                          -------------------------------               -----------------------
                                              Merger                                      Amount    Percentage
                                              Cost       Adjusted                         ------    ----------
                                      1998    1998(1)     1998     1997(2)
                                     ------  -----        ----     ----
Salaries and related benefits...... $16,210  $2,445      $13,765  $12,605                 $1,160         9.2%
Occupancy and equipment............   5,108     164        4,944    4,408                    536        12.2
Insurance..........................     293      42          251      254                     (3)       (1.2)
Postage............................     441                  441      341                    100        29.3
Stationery and supplies............     539      17          522      465                     57        12.3
Telephone..........................     427                  427      405                     22         5.4
Advertising........................     868      50          818      569                    249        43.8
Legal..............................     404     220          184      166                     18        10.8
Consulting.........................   1,150     629          521      663                   (142)      (21.4)
Audit and accounting fees..........     374     131          243      192                     51        26.6
Directors' fees and expenses.......     302                  302      403                   (101)      (25.1)
Other real estate owned............      98                   98       54                     44        81.5
Sundry losses......................     566     139          427      721                   (294)      (40.8)
Other..............................   2,914     135        2,779    2,054                    725        35.3
                                    -------  ------      -------  -------                 ------
                                    $29,694  $3,972      $25,722  $23,300                 $2,422        10.4%
                                    =======  ======      =======  =======                 ======

(1)  Nonrecurring  costs  related  to the  Company's  acquisition  of CCBC.
(2)  Excludes merger costs totaling $53 thousand.

The increase in salaries and related benefits includes $746 thousand in commission expense. This primarily relates to commissions earned on the origination of SBA and similar loans. The increase in occupancy and equipment includes the upgrading of the Company's PC network and growth in the Company including the addition of a downtown Sacramento branch and various SBA loan offices. Advertising expense reflects an expanded advertising budget to support the Company's growth.

During the first quarter of 1997 the Company engaged an outside consulting firm to assist in identifying opportunities to reduce operating expenses and to recommend more efficient methods of operating. Consulting expense during 1997 includes $430 related to this engagement. As a result of this engagement, sundry losses in 1997 reflect an accrual of $452 thousand for the estimated salaries and benefits payable related to a reduction in staffing. Sundry losses in 1998 include approximately $170 thousand in writedowns in the value of OREO properties. The decrease in Directors' fees and expenses includes $118 thousand related to a decrease in value of the phantom stock shares allocated to the Company's Directors Deferred Compensation and Stock Award Plan.

Provision for Income Taxes
--------------------------

Provision for income taxes have been made at the prevailing statutory rates and include the effect of items which are classified as permanent differences for federal and state income tax. The provision for income taxes was $3,723 thousand and $4,077 thousand for the nine months ended September 30, 1998 and 1997, respectively, representing 43.9% and 38.2% of income before taxation for the respective periods. The increase in the 1998 percentage primarily relates to certain merger expenses which are not deductible for federal and state taxes.

Results of Operations (Three months ended September 30, 1998 and 1997)
---------------------

Net income for the third quarter of 1998 totaled $2,820 thousand, an increase of $375 thousand from the third quarter of 1997. Net interest income increased by $510 thousand during the comparison period, the provision for possible loan and lease losses decreased by $175 thousand and non-interest income increased by
$871 thousand. These positive variances were offset by an increase in non-interest expense of $769 thousand and an increase in income tax expense of $412 thousand.

Net Interest Income
-------------------

The yield on net interest-earning assets decreased from 5.47% during the third quarter of 1997 to 5.10% during the third quarter of 1998. Consistent with the nine month comparison, yield was negatively affected by a decrease in the percentage of loans to interest-earning assets and a decrease in loan yields. This decline in yield was offset by an increase in average interest-earning assets from $679 million for the three months ended September 30, 1997 to $767 million for the current period.

Loan yields and interest earned, including loan fees for the three months ended September 30, 1998 and 1997 were as follows (in thousands except percent amounts):

                                                      Three                   Three
                                                      Months                  Months
                                                      Ended                   Ended
                                                      09/30/98                09/30/97
                                                      --------                --------
Average loans outstanding (1)                         $538,967                $509,668
Average yields                                            9.9%                   10.2%
Amount of interest and origination fees earned        $ 13,398                $ 13,067

(1) Amounts outstanding are the average of daily balances for the periods.

Excluding loan fees of $233 thousand and $462 thousand for the three months ended September 30, 1998 and 1997, respectively, yields on average loans outstanding were 9.7% and 9.8%. The prime rate (upon which a large portion of the Company's loan portfolio is based) was 8.5% during both periods.

The decline in loan yield reflects market conditions in the Company's service areas. There is strong price competition both from banks and from non bank lenders in the Company's service area. Additionally, the Company has been increasing the amount of loans in its portfolio with fixed rates that may reset after approximately five years that are priced based on a spread over the five year Treasury rates. These loans generally have a lower rate than the current rate earned on the Company's variable rate loans.

Average other interest-earning assets, consisting primarily of federal funds sold and investments in debt securities, totaled $228 million during the 1998 quarter and $169 million during the 1997 quarter. The average yield on these investments for the quarters ended September 30, 1998 and 1997 were 5.5% and 5.7%. The decline in yield primarily reflects market conditions and an increase in the percentage of average federal funds sold to average other interest-earning assets from 27.1% during the 1997 period to 51.3% during the third quarter of 1998.

Rates and amounts paid on average deposits, including non-interest bearing deposits for the three months ended September 30, 1998 and 1997, were as follows (in thousands except percent amounts):

                                                     Three                          Three
                                                     Months                         Months
                                                     Ended                          Ended
                                                     09/30/98                       09/30/97
                                                     --------                       --------
Average deposits outstanding (1)                     $761,544                       $677,294
Average rate paid                                        3.4%                           3.6%
Amount of interest paid or accrued                   $  6,495                        $ 6,160

Average interest-bearing deposits represented 78.5% of average total deposits during the 1998 quarter and 79.8% during the 1997 quarter.

The effective interest rates paid on interest-bearing transactions, savings accounts and time certificates of deposit during the third quarter of 1998 and 1997 were as follows (in thousands except percent amounts):

                                               1998                                            1997
                                --------------------------------                --------------------------------
                                INTEREST-                                       INTEREST-
                                BEARING                                         BEARING
                                TRANSACTION(2) SAVINGS    TIME                  TRANSACTION(2)  SAVINGS    TIME
                                -----------    -------  --------                -----------     -------   ------
Average balance (1)             $261,496      $25,068   $310,875                $230,225        $23,813   $286,566

Average rate paid                   3.1%         2.1%       5.5%                    3.0%           2.1%       5.7%

(1) Amount  outstanding  is the average of daily  balances for the periods.
(2) Includes money market savings accounts.

Provision for Possible Loan and Lease Losses
--------------------------------------------

The provision of $440 thousand during the third quarter of 1998 includes the effect of replenishing the allowance for third quarter charge-offs of $93 thousand and growth in the Company's loan portfolio.

The provision of $615 thousand in the third quarter of 1997 includes the effect of replenishing the allowance for loan and lease losses for third quarter charge-offs of $194 thousand and growth in the Company's loan portfolio.

For a more complete discussion of the change in provision, refer to the nine month comparison.

Non-interest Income
-------------------

During the third quarter of 1998, a total of $11.1 million of guaranteed portions of SBA loans were sold, resulting in a gain of $742 thousand. No sales were made during the third quarter of 1997.

As previously discussed, the Company has increased its amortization of its servicing assets and interest-only strips receivable in response to an increase in prepayments of the underlying loans associated with these assets. Servicing and interest-only strip income, net of amortization and other adjustments, totaled $1,035 thousand during the 1998 quarter and $1,407 thousand during the third quarter of 1997. This decline of $372 thousand resulted from an increase in amortization of $581 thousand, partially offset by an increase of $209 thousand in servicing and interest-only strip income. Included in servicing and interest-only strip income is $657 thousand related to the 1998 securitization.

During September 1998 the Company sold $7.1 million of investment securities and recorded a gain of $314 thousand on sale. This sale was made to take advantage of market conditions. U. S. Treasury securities were sold and replaced with U.
S. agency securities having a similar remaining life.

Non-interest Expense
--------------------

The following table compares the various elements of non-interest expense as an annualized percentage of total assets for the third quarter of 1998 and 1997 (in thousands except percentage amounts):

                                                Salaries &          Occupancy &             Other
Three Months               Average              Related             Equipment               Operating
Ended Sept. 30             Assets(1)            Benefits            Expenses                Expenses
--------------             ------               --------            --------                --------
1998                       $856,047             2.2%                0.8%                    1.1%
1997                       $762,665             2.2%                0.8%                    1.1%

(1) Based on average daily balances.

The following table summarizes the principal elements of operating expenses and discloses the changes and percent of changes for the three months ended September 30, 1998 and 1997 (amounts in thousands except percentage amounts):

                                                                       Increase (Decrease)
                                                                    ------------------------
                                   Three Months Ended Sept. 30,      Adjusted 1998 over 1997
                                   ----------------------------     -------------------------
                                                                     Amount       Percentage
                                                                    ---------   -------------
                                      1998          1997
                                    --------       ------
Salaries and related benefits...... $ 4,698        $4,241           $  457         10.8%
Occupancy and equipment............   1,625         1,507              118          7.8
Insurance..........................      90            95               (5)        (5.3)
Postage............................     182            97               85         87.6
Stationery and supplies............     154           141               13          9.2
Telephone..........................     148           130               18         13.8
Advertising........................     281           178              103         57.9
Legal..............................      58            80              (22)       (27.5)
Consulting.........................     203           287              (84)       (29.3)
Audit and accounting fees..........      86            52               34         65.4
Directors' fees and expenses.......      47           190             (143)       (75.3)
Other real estate owned............      45            18               27        150.0
Sundry losses......................      45           107              (62)       (57.9)
Other..............................     959           729              230         31.6
                                    -------        ------           ------
                                    $ 8,621        $7,852           $  769          9.8%
                                    =======        ======           ======


Variances  during  the  quarter  related  to  salaries  and  related   benefits,
consulting, advertising and directors' fees and expenses are consistent with those previously discussed in the nine month review.

The increase in occupancy and equipment costs is consistent with the growth in the Company. The increase in postage includes both an increase in the size of the Company and the timing of larger mailings such as customer statements.

Provision for Income Taxes
--------------------------

The provision for income taxes was $1,921 thousand and $1,509 thousand for the three months ended September 30, 1998 and 1997, respectively, representing 40.5% and 38.2% of income before taxation for the respective periods.

Year 2000
---------

Many existing computer programs use only two digits to identify a year in the date datum field (e.g., "98" for "1998"). As a result, the Company, like most other companies, faces a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

In June of 1996, the Federal Financial Institutions Examination Council(FFIEC) released its first alert to the financial services industry concerning Year 2000 risks. This council is comprised of (1) the Board of Governors of the Federal Reserve System(FRB); (2) the Federal Deposit Insurance Corporation; (3) the Office of the Comptroller of the Currency; (4) the National Credit Union Administration and (5) the Office of Thrift Supervision. On May 5, 1997, the FFIEC issued Interagency Guidelines outlining Year 2000 Project Management Goals and called for every financial institution to have a Year 2000 plan. This plan required an inclusion of an assessment of the Year 2000 risk posed by "mission critical" systems and required plans which ensured that testing was substantially complete for mission critical systems by December 31, 1998. A third set of guidelines were issued on December 22, 1997, further elaborating regulatory expectations regarding the Year 2000 or "millennium bug" problem. This release specifically included the requirement that each institution determine the level of "portfolio risk", posed by borrowers with potential Year 2000 problems, which could lead to impaired performance on the part of the borrower and, by implication, the financial institution as creditor. Since December, 1997, there have been additional Interagency Statements released on the topics of Impact on Customers, Vendor Readiness, Testing Guidance, Customer Awareness Programs, Contingency Planning Guidance and Fiduciary Services Guidance. All financial institutions regulated by any of the regulatory bodies of the FFIEC are required to follow the guidelines outlined in each of the Interagency Statements. Examiners from the FFIEC member agencies conducted first round supervisory reviews of all financial institutions' Year 2000 conversion efforts during the first half of 1998. Ongoing examinations will continue until all phases from planning to final contingency plans are completed. Since the testing phase is considered to be a critical phase, the FDIC will complete a second Year 2000 on-site review in the near future. Examiners will categorize the organization's efforts as "Satisfactory", "Needs Improvement" or "Unsatisfactory". The FDIC intends to mandate supervisory action for virtually all institutions assessed less than satisfactory. In addition, the FDIC will consider a change in a component or composite rating if identified deficiencies so warrant. Focusing on financial institutions alone will not prevent Year 2000 disruptions. Consequently, examiners will also be conducting supervisory reviews on data processing service providers and third-party software vendors who provide services to federally insured financial institutions.

THE COMPANY'S STATE OF READINESS
--------------------------------

In 1997, the Company identified five steps to be accomplished for formulation of an action plan:

(1) Awareness - Awareness of Year 2000 problems. The Company set up a Year 2000 Steering committee to oversee the progress in solving the problems associated with Year 2000 issues. Progress is reported monthly at the Company's Board and Committee meetings and documented in the committee and board minutes.

(2) Assessment - An inventory of affected systems has been performed, the problem assessed, risks measured and an action plan formalized.

(3) Renovation - In this phase, modifications will be made and vendors will be managed according to the action plan. Detailed test plans and schedules are developed. The entire project is monitored and results are documented.

(4) Validation - Tests will be conducted and results analyzed to confirm that the changes made bring the affected system into compliance and no new problems have surfaced as a result of the changes.

(5) Implementation - Replacement of the non-compliant systems occur. The systems are put into production and appropriately interfaced with one another. Training also occurs and contingency plans are activated if necessary. A review is conducted to assure that the system works as desired.

The Company with the help of consultants began identifying 260 systems in use throughout the Bank and performed preliminary assessment of the risk of non-compliance associated with each one. Each system was given an overall risk assessment of "high", "moderate", "low", "no risk" or "unknown" risk. In deriving the overall risk rating, three separate components were considered:

A.)      Criticality: How critical is the system to the organization?

B.)      Confidence: How confident are we that the vendor will make their system compliant?

C.)      Control: How much control do we have in the process?

The Company has identified eleven(11) Mission Critical A-Priority Systems considered to be most critical regardless of the risk of non-compliance and the degree of control the Company has over the renovation of these systems. They are listed below:

          (1) Core Application  Software
          (2) Customer Information System & Data Warehouse
          (3) Operating System
          (4) PC Server Based Application & Operating System
          (5) Network Hardware
          (6) Loan Document Processing
          (7) ACH Processing
          (8) Wire Transfer & Settlement
          (9) ATM Processing
          (10)Telephone Banking
          (11)Disaster Recovery & Back-up

The Company has established a test plan for its mission critical applications. Testing of these items commenced in September 1998 and should be substantially complete by December 31, 1998. Monthly status reports are presented to the Board of Directors.

Core Application Software and Customer Information System & Data Warehouse
--------------------------------------------------------------------------

The major information technology system which includes the core applications, customer information system, data warehouse and on-line system posting has received the FDIC's assessment of its current Year 2000 efforts. The assessment indicates that the new software release which the Company installed in October 1998 is Year 2000 compliant. The Company's testing will consist of key dates identified by the Company. An independent test environment will be used whenever possible. The Company will be using its disaster recovery vendor to test most of the core applications and operating system so that no contamination of current data will occur.

Operating System
----------------

The upgrade to the operating system software was installed on September 19, 1998 and is designed to work hand-in-hand with the major information technology system. Testing of the system occurred with installation in September and was found to have no Year 2000 compliance issues.

PC Server Based Application & Operating System and Network Hardware
-------------------------------------------------------------------

Most of the PC hardware and software is Year 2000 compliant and data processing personnel are currently providing documentation of certification. Hardware identified as non- compliant has been scheduled for replacement.

Loan Document Processing
------------------------

Loan document processing software has been tested. The current version is certified and is Year 2000 compliant with documentation on file with the Year 2000 Project Manager.

ACH Processing and Wire Transfer & Settlement
---------------------------------------------

Testing on the current version of Fedline (the FRB's software)has begun and will continue according to the schedule provided by the FRB.

ATM Processing
--------------

The Company's third party vendor recently installed the upgrades to their ATM drivers. The Company has scheduled testing for the fourth quarter of 1998.

Telephone Banking
-----------------

The telephone banking system may require purchasing both hardware and software upgrades to become Year 2000 compliant. The Company is currently testing existing systems to determine the need to modify or replace the existing products.

Disaster Recovery & Back-up
---------------------------

The Company's disaster recovery vendor is capable of testing core applications and the operating system. Test tapes will be created and offsite testing is scheduled for the first quarter of 1999.

Non-Information Technology
--------------------------

The Company is in the process of identifying, evaluating and testing non-information technology systems such as the telephone systems, the security systems , utility sources, and other facility related issues. These systems have been identified as B-Priority systems and testing, implementation and contingency phases are expected to be completed by October 1999.

Year 2000 Plan Management
-------------------------

In order to effectively manage the Year 2000 Plan, the Company has grouped all phases of the project into one of six categories as defined in the FFIEC guidelines:

          (1)Business Risk
          (2)Due Diligence on Service Providers and Software Vendors Readiness
          (3)Impact on Customers
          (4)Testing
          (5)Customer Awareness Programs
          (6)Contingency Planning

With the identification of our A-Priority Mission Critical Systems, business risk was measured for each application, process and vendor/customer relationship. In general, the Company believes the business risk associated with A-Priority Mission Critical systems to be low. As testing progresses, any significant modifications to the business risk assumptions will be noted, reported to the Board of Directors, and addressed in continency plans if required.

The Company's progress on due diligence and testing was previously discussed in the section describing it's eleven mission critical systems.

Guidance for Customer Awareness and Impact on customers was provided in FFIEC Interagency Statements. In May of 1998, the Company created and distributed to all employees a handout for answering customers questions. Additionally, a brochure was included in each customer(s) statement with a toll-free telephone number for customer inquiries. A written customer awareness plan was completed in August 1998. During October 1998, an updated handout for employees was completed. To address the impact on customers, in April 1998 the Company created a credit policy regarding Year 2000 issues. In May 1998, all lending officers, underwriting staff and credit services staff received training on the impact of

Year 2000 issues. A report on the assessment on risk from borrowers is scheduled for completion during the fourth quarter of 1998. The review to date has not identified any significant Year 2000 risk associated with the Company's loan portfolio.

Costs to Address the Year 2000 Issues
-------------------------------------

Costs directly related to Year 2000 issues totaling $63,000 were incurred through September 30, 1998. Incurred costs consist of the salary of a full-time Year 2000 Manager, travel and seminars for staff, consultant costs of $22,000, and additional software purchases of $12,000. These costs are being funded through operating cash flows. Additional estimated costs relating to Year 2000 issues have been identified to be approximately $270,000. As the project continues the costs may prove to be significantly higher. Of the estimated additional costs, $97,000 has been identified for additional hardware and software purchases, $22,000 has been estimated for the Company's telephone system, and an additional $151,000 has been estimated for staff salaries and travel and seminar expenses.

The Year 2000 issue is pervasive and complex as virtually every computer system will be affected in some way by the Year 2000 date change. Consequently, no assurance can be given that Year 2000 compliance can be achieved without costs and uncertainties that might have a material adverse effect on future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. However it is anticipated that any disruption of services would be partial and brief, and that there will not be a material impact on revenues or earnings.

Risks of the Company's Year 2000 Issues
---------------------------------------

The Company is requiring its significant systems and software vendors to represent through a written certification that the services and products provided are, or will be, Year 2000 compliant. Independent testing will verify that these systems are Year 2000 compliant. However, there can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company, would not have a material adverse effect on the Company. Although at this time it is impossible to determine the extent of these possible adverse effects with any certainty, the Company has adopted some contingency plans and is still in the process of developing others. See "Contingency Plans" below. For example for potential lack of utilities supplied by third party vendors the Company has a back-up generator in place to provide power to its mainframe. More provisions will be made as contingency plans are prepared.

As mentioned earlier, with the identification of the Company's A-Priority Mission Critical systems, business risk was measured for each application, process and vendor/customer relationship. In general, the Company believes that the business risk associated with the A-Priority Mission Critical Systems is low. As required, risk identified in the testing phase will be addressed in contingency planing or by other means once testing is completed.

Contingency Plans
-----------------

Testing on Mission Critical (A-Priority) systems will be substantially complete by December 31, 1998. Contingency plans for the systems identified as not Year 2000 compliant are expected to be completed and presented to the Board of Directors by June 1999.

B-Priority systems, defined as non mission critical systems requiring testing, will be tested beginning in the first quarter of 1999 and if required contingency plans are expected to be completed and presented to the Board of Directors by October 1999.

Item 3
------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In Management's opinion there has not been a material change in the Company's market risk profile during the three months ended September 30, 1998.

SierraWest Bancorp
10-Q Filing
September 30, 1998

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

                  In addition, the Company is subject to certain other pending and threatened legal actions which arise out of the normal course of business and, in the opinion of Management and the Company's General Counsel, the disposition of these claims currently pending will not have a material adverse affect on the Company's financial position or results of operations.

Item 2.           Change in Securities.

Item 3.           Defaults Upon Senior Securities.  Not applicable.

Item 4.           Submission of Matters to a Vote of Securities Holders.  None

Item 5.           Other Information.  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           Exhibit 10.1 - Agreement for Purchase and Sale of Truckee, California property, dated September 3, 1998.

                           Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           There were no reports on Form 8-K filed for the quarter ended September 30, 1998.

10-Q Filing
September 30, 1998








                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: November 10, 1998       /s/ William T. Fike
      -----------------       -----------------------------------
                              William T. Fike
                              President, Chief Executive Officer






Date: November 10, 1998       /s/ David C. Broadley
      -----------------       -----------------------------------
                              David C. Broadley
                              Executive Vice President, Chief Financial Officer

                                   Exhibit 10.1

                             PURCHASE AND SALE AGREEMENT
                             ---------------------------
              (10181-10185 Truckee Tahoe Airport Road, Truckee, California)

                    THIS PURCHASE AND SALE AGREEMENT ("Agreement") is entered into as of September 3, 1998 by and between SIERRAWEST BANK, a
         California Banking Corporation (hereinafter the "Seller"), whose address is 10181 Truckee Tahoe Airport Road, P.O. Box 61000, Truckee, California 96160 and CP MANAGEMENT, LLC, a California Limited Liability Company (hereinafter the "Buyer"), whose address is 46752 Mission Blvd., Suite E, Fremont, CA 94539. Seller and Buyer agree to incorporate the following recitals into this Agreement:

                                W I T N E S S E T H:
                                --------------------

         WHEREAS, Seller desires to sell two commercial improved real parcels located in the Town of Truckee, County of Nevada, State of California as commonly described as 10181 - 10185 Tahoe-Truckee Airport Road and the 1.2 acre adjacent parcel whose assessor's parcel numbers are APN #19-440-48 and APN 19-440-49, respectively (hereinafter collectively the "Property") to the Buyer; and,

         WHEREAS, the Buyer wishes to purchase said Property on the terms and conditions set forth in this Agreement;

         NOW, THEREFORE, Seller and the Buyer agree to the following terms related to said sale:

1.       Property Sold by Seller to the Buyer; "As Is" Condition; Transfer of
         --------------------------------------------------------------------
         Other Items; Inspections; Telephone System.
         ------------------------------------------

         (A) The Property consists of: (1) two (2) improved commercial real estate parcels and one (1) unimproved portion for a total of approximately 3.95 acres of land, more or less, as more particularly described in Exhibit A attached, together with any privileges, rights, easements, appurtenances, development rights, air rights, water and sewer capacity rights relating to the real property (collectively, the "Land"); (2) Except as stated below, all buildings, structures, systems, facilities, fixtures (except bank fixtures), fences and parking areas located on the Land, including without limitation those certain two office buildings containing a total of approximately 38,835 gross square feet (singly, "Building # 1" and "Building # 2," and collectively, the "Buildings") and, except as noted below, any and all furnishings, fixtures, machinery, equipment, apparatus and appliances (not retained by Seller or owned by tenants) used in connection with the operation or occupancy of the Land (collectively, the "Improvements"); (3) All of Seller's right, title and interest in any and all: building warranties or guarantees; plans, permits and approvals; maintenance and service agreements that Buyer elects to assume; building insurance (if assumable); and tenant leases associated with the Property, all of which shall be assigned to Buyer at Closing as they relate to the Property except as noted below as to the telephone Equipment Leases or any warranties, guarantees or service agreements that by their terms may not be transferred to a subsequent purchaser (which Buyer may determine during the Due Diligence Period); (4) Except as set forth in Paragraph 1.B below, all of Seller's right, title and interest in and to any personal property located within or used in connection with the Land and Improvements, including without limitation the personal property described in Exhibit B attached (collectively, the "Personal Property"); and (5) all goodwill associated with the Property, together with a non-exclusive, royalty-free revocable license to use the name and logo of "SierraWest Bank Business Professional Center" in connection with the Property so long as SierraWest Bank is a tenant thereof;

         (B) The Personal Property shall not include any equipment utilized for banking purposes or functions or equipment belonging to individual tenants of the Property and not retained by Lessor under the applicable lease(s) or equipment associated with Seller's computer, security and telephone systems, except as set forth in this Agreement, and shall not include the backup electrical generator.

         (C) The Property is sold in its current "AS IS/WHERE IS" condition with no warranties given by Seller, either express or implied, as to the Property or its tenants; the Property's financing, tax bills, condition, value, habitability, environmental condition, insurance, fitness, zoning, use, ADA compliance, utility adequacy, soils, engineering, leases/lease potential or other matters, except as expressly provided elsewhere in this Agreement. Buyer shall have until 5:00 p.m. on November 18, 1998 to thoroughly inspect and investigate the Property and satisfy itself that the Property is in a condition acceptable to Buyer and is otherwise suitable to Buyer (the "Due Diligence Period"). This investigation may include, in Buyer's sole discretion: a physical inspection of the Property, including without limitation soil, geological and other tests, engineering evaluations of the structural, mechanical, electrical, HVAC and other systems, fixtures and facilities which comprise the Improvements and a review of the Plans; review of all governmental matters affecting the Property, including without limitation zoning, environmental and building permit and occupancy matters; review and verification of all financial and other information provided by Seller relating to the history, operation and performance of the Property; review of the current or proposed leases (collectively, the "Leases"); and review of such other matters pertaining to an investment in the Property as Buyer
                  deems  advisable  in  its  sole  discretion.   Buyer  and  its
                  representatives shall have the right of access to the Property during reasonable business hours and upon reasonable prior notice to Seller (and Seller may accompany Buyer at all times) to conduct its investigation of the physical condition of the

                  Property, and Buyer shall have the right to inspect, review and copy all files, books and records maintained by Seller or its affiliates or agents in connection with the Property (which right shall survive the Closing for a period of one (1)
                  year); provided, however, that Buyer agrees not to use any confidential and non-public information provided by Seller to Buyer with regard to the Property, the Property's financial status or the Property's condition as disclosed under this provision for anything other than its decision to purchase or not to purchase and if Buyer elects to cancel the sale as provided for in the Agreement and not purchase the Property said confidential and/or nonpublic information shall be destroyed or promptly returned to Seller. If Buyer elects not to proceed with the purchase and notifies Seller within the Due Diligence Period of its intent to terminate escrow, the Buyer's earnest money deposit shall be fully refunded, together with such interest as may accrue in escrow. Failure to terminate the purchase within said period shall waive any objections and the earnest money deposit shall become immediately non-refundable, except as expressly provided elsewhere in this Agreement. Buyer agrees to fully indemnify and hold Seller harmless, including any and all damages (which damages shall include, without limitation, legal costs, legal fees and any other costs and expenses), that are caused by any investigations, studies, surveys or tests Buyer may conduct on or within the Property. Buyer shall take no action and/or conduct no test that will permanently injure, destroy, contaminate or otherwise devalue the Property in any way and the liquidated damages provision set forth elsewhere in this Agreement shall not act as a maximum sum due with regard to this obligation. Notwithstanding anything to the contrary in the preceding two sentences or elsewhere in this Agreement, but subject to the limitations on Buyer's use of information set forth herein, in no event shall Buyer be liable to Seller for any diminution in the value of the Property resulting from the information developed or properly disclosed by any investigations, studies, surveys or tests.

         (D) Within ten (10) business days after the Effective Date, Seller shall provide Buyer with copies of: (1) any architectural, construction and other drawings, plans and specifications for the Improvements, including underground utilities which are in Seller's possession (collectively, the "Plans"); (2) any soils, structural, mechanical, hydrological, environmental, geological or other similar reports concerning the Property which are in Seller's possession;
                  (3) a rent  roll  ("Rent  Roll")  dated  no  earlier  than the
                  Effective Date, including a list of all deposits paid to Seller by tenants and a list of current tenant delinquencies;
                  (4) all Leases, licenses and other agreements or correspondence with tenants relating to the use or occupancy of any portion of the Property; (5) monthly operating statements for the Property for the current year, and annual operating statements for the Property for the last three (3) full years; (6) copies of any building permits, certificates of completion, certificates of occupancy and environmental permits, licenses and approvals issued by any governmental authorities in connection with construction, operation or occupancy of the Property; (7) all service contracts, guarantees and warranties; and (8) such other documents and information concerning the Property as Buyer may reasonably request.

         (E)      Subject to Paragraph 5 hereinbelow,  Seller shall
                  transfer possession and master keys, combinations and codes to the Property at the Close of Escrow (subject to responsibilities under the Leases already executed or to be executed as a part of the sale). Seller shall also, at and effective as of the Close of Escrow, assign in blanket form all current Leases to Buyer and shall transfer all tenant security (and other) deposits related to the Property.

         (F) Seller (or its vendors) shall retain ownership of the telephone system, telephone equipment and telephone wiring currently installed at the Property (the "existing Executone telephone system"). Ownership of the equipment leases (the "Equipment Leases") related to the existing Executone telephone system shall also be retained by Seller and shall not be transferred to Buyer. Effective as of the Closing Date, Seller shall release, discharge, indemnify, defend and hold Buyer harmless from and against any claims, damages, liabilities and costs (including without limitation reasonable attorneys' fees and costs) arising in connection with the existing Executone telephone system or the Equipment Leases. Subject to applicable provisions of the various Equipment Leases, no further renewals of said Equipment Leases will be granted by Seller and the tenants will be required to replace as their Equipment Leases expire the existing leased equipment at the termination of their respective Equipment Leases. The telephone room now utilized by Seller shall be leased to Seller as provided in Paragraph 5 below; provided, however, that to the extent access to portions of the Property not leased by Seller is necessary to service other tenants pursuant to the Equipment Leases, Buyer shall fully cooperate in providing access thereto to Seller at all reasonable times.

2.       Deed; Vesting of Title; Title; Title Insurance; Taxes; Costs of Escrow.
         ----------------------------------------------------------------------

         (A) Seller shall convey, by appropriate Grant Deed, fee title to the Property to the Buyer or its nominee, upon Closing of Escrow, as that term is defined below. Buyer is generally aware that the Property is subject to existing leases and reciprocal easements for use, parking and sewer, among other easements. All current real estate taxes, bonds, assessments and special district fees shall be prorated to the Close of Escrow based upon current available information. Buyer shall be provided with a CLTA form of owners title policy, with appropriate endorsements, with the cost of said policy to be paid by Seller. Buyer may elect to procure an ALTA form of owner's title policy; in such event, Seller shall pay the amount that would be charged for a CLTA policy and Buyer shall pay the additional premium charged for ALTA coverage. Seller shall also be responsible for all real estate and/or transfer taxes and one-half (1/2) of reasonable and necessary sale escrow fees. Buyer shall be responsible for the cost of recording the Grant Deed; any lenders policies of title insurance and all other costs related to any financing by Buyer; and the other one-half (1/2) of the sale escrow fees. The exceptions contained within the CLTA or ALTA form of owners title policy shall be approved or disapproved by Buyer as set forth in Paragraph 2 (B).

         (B) Seller shall provide the Buyer with a preliminary title report covering the Land and Improvements, which report includes copies of the parcel map and all underlying documents referred to in the title report and is not over fifteen (15) business days old. The preliminary title report shall reflect that title to the Property is clear of financing, mechanics and any other monetary liens (collectively, "Monetary Liens") or involuntary liens or encumbrances except customary conditions, utility districts, easements (including reciprocal easements) and covenants, conditions and restrictions. The preliminary title report shall be delivered to Buyer not later than fifteen (15) business days after this Agreement
                  is fully executed and placed into escrow.   The Buyer shall
                  have thirty (30) additional calendar days after being provided with a copy of the preliminary title report and all underlying documents to object to any liens or encumbrances shown thereon. If the Buyer does not object within said period, the condition of title shall be deemed approved. The exceptions that are approved (or deemed approved) by Buyer are referred to herein as the "Approved Exceptions." If title is not acceptable to Buyer, and Buyer objects, and unless Seller elects to remove any objectionable exception to the reasonable satisfaction of Buyer within a period prior to the Close of Escrow, or the parties agree otherwise with respect to the objectionable exception(s), Buyer shall have the right to terminate this Agreement. In such event, each party shall have such sums or documents returned to them as required to be placed into escrow hereunder, and the Buyer's earnest money deposit shall be fully refunded, together with such interest as may accrue in escrow. If Buyer fails to terminate the Agreement within 15 days after Seller notifies Buyer that it does not elect to remove or otherwise address the objectionable exception, Buyer's right to terminate with respect thereto shall expire, Buyer shall be deemed to have waived the objection and the Approved Exceptions shall include the theretofore objectionable exception.

         (C) Seller shall cooperate with Buyer in obtaining a survey of the Property during the Due Diligence Period. The surveyor shall be selected jointly by Seller and Buyer within Fifteen (15) business days of the execution of this Agreement. The survey's cost shall be borne equally by Seller and Buyer.
                  The survey shall be prepared by a certified land surveyor in accordance with the most recent American Land Title Association standards; and shall be acceptable to the

                  Title Company for the purpose of deleting any survey exception from the title policy. Any matters or exceptions disclosed by the survey shall be subject to the process described in Paragraph 2.B above.

3.       Purchase Price.
         --------------

The Purchase Price shall be Four Million Three Hundred Sixty-Five Thousand Dollars ($4,365,000.00). The purchase price shall be paid as follows:

         (A) Buyer shall pay Fifty Thousand Dollars ($50,000.00) earnest money along with this Agreement payable to First American Title Company, as escrow holder; which sum shall become immediately non-refundable, except as expressly provided elsewhere in this Agreement, at the conclusion of the Due Diligence Period (5:01 p.m. on November 18, 1998) and shall be immediately released to Seller unless escrow is terminated prior to that date and time as set forth in this Agreement. (B) The balance of the purchase price shall be paid in good and collected funds on or before the Close of Escrow.

4.       Escrow; Closing of Escrow.
         -------------------------

This Agreement shall also serve as escrow instructions (if no escrow instructions are provided by the parties). Escrow shall be opened by the parties by deposit of this Agreement and the related Earnest Money Deposit paid to First American Title Company, 10833 Donner Pass Road, Suite 102, Truckee, California 96161, or such other title company to be specified by Seller, within two (2) business days following the execution of this Agreement. The Earnest Money Deposit shall be invested as Buyer shall designate to Escrow. Close of Escrow shall occur at said address. Escrow shall be closed on or before December 18, 1998, unless terminated earlier hereunder or extended in writing by the parties (the "Closing" or "Close of Escrow"). Subject to (i) the Seller Leaseback described in Paragraph 5 hereinbelow, (ii) the Leases and (iii) the Approved Exceptions, the Buyer shall be provided with access to and exclusive possession of the Property upon Closing of Escrow, and risk of loss shall shift from Seller to Buyer as of the Close of Escrow.

         (A) Conditions. Buyer's obligation to close shall be subject to the following conditions: (1) issuance of a CLTA or ALTA owner's policy of title insurance for the Property, including such endorsements as Buyer reasonably requires, with liability equal to the Purchase Price, showing fee title to the Property vested in Buyer or its nominee subject only to the Approved Exceptions (the "Title Policy"); (2) receipt of estoppel certificates, in form and substance acceptable to Buyer, from each tenant under a Lease and each service provider under a service contract that Buyer elects to assume; (3) the Property shall be in at least as good a condition and repair as on the Effective Date, reasonable wear and tear excepted, all
                  Personal  Property   described  in  1(A)  but  excepting  that
                  property described in 1(B) shall remain located on the Property (or have been replaced in the ordinary course of business with other personal property of like quality), and Seller's representations and warranties expressly set forth in this Agreement shall be true and correct; and (4) Seller and Buyer shall be prepared to execute and deliver to each other the Seller Leaseback (as defined below) and other documents required to Close the transaction. In the event any of the conditions set forth in this Paragraph are not satisfied (or waived by Buyer) on or before the Closing Date through no fault of Buyer, Buyer may terminate this Agreement upon written notice to Seller, in which case the Buyer's earnest money deposit shall be fully refunded, together with such interest as may accrue in escrow.

         (B)      Deliveries.
                  ----------

                  Seller shall deliver to Buyer at Close of Escrow: (1) a duly executed bill of sale, in form to be agreed upon by the
                  parties  during the Due  Diligence   Period,   conveying  the
                  Personal Property described in Paragraph 1(A) but excepting property described in Paragraph 1(B) to Buyer free and clear
                  of any liens, encumbrances  or   restrictions;   (2)  a  duly
                  executed and acknowledged blanket assignment, in form to be agreed upon by the parties during the Due Diligence Period, assigning to Buyer all of Seller's interest as landlord in all the Leases, Plans, warranties, service contracts which Buyer has elected to assume and other intangible Personal Property;
                  (3) tenant notices, in form to be agreed upon by the parties during the Due Diligence Period, signed by Seller and addressed to each tenant of the Property; (4) the original Leases, service contracts and estoppel certificates; (5) Federal and California Non-foreign Certifications, on the Title Company's standard forms, duly completed and executed by Seller; and (6) all necessary tenant files (including correspondence), property tax bills and all calculations used to prepare statements of rental increases under the Leases and statements of common area charges, insurance, property taxes and other charges which are paid by tenants of the Property.

         (C)      Prorations.
                  ----------

                  All receipts and disbursements of the Property will be prorated as of 12:01 p.m. on the Closing Date (with the Closing Date belonging to Buyer) on the basis of a 365-day year in accordance with the provisions of this Section 4.C. Not less than five (5) business days prior to the Closing, Seller shall submit to Buyer for its approval a tentative prorations schedule showing the categories and amounts of all prorations proposed. The parties shall agree on a final prorations schedule prior to the Closing and shall deliver the same to Escrow Holder. If within a reasonable period following the Closing either party discovers an error in the prorations statement, it shall notify the other party and the parties shall promptly make any adjustment required.

                  (i) Property Rents.
                      --------------

                  Current rents under the Leases shall be apportioned as of the Closing Date (with the Closing Date belonging to Buyer) on the basis of a 365-day year. With respect to any rent arrearages collected under the Leases after Closing, Buyer shall pay to Seller any rent actually collected which is applicable to the period preceding the Closing Date. Buyer shall not be obligated to take any steps to recover any rent arrearages. Seller shall be permitted to pursue the collection of any rent arrearages applicable to the period prior to the Closing Date, provided that Buyer shall be at no cost or expense in connection therewith, but Seller shall not be permitted to exercise any legal or equitable remedies, such as (but not limited to) eviction proceedings, in connection with its collection efforts.

                  (ii) Security Deposits.
                       -----------------

                  Buyer shall be entitled to credit against the Purchase Price for the total sum of all unapplied rental deposits, security deposits, cleaning deposits and other deposits paid to Seller by tenants under any Leases. Seller shall make no charge against any tenant security deposit between the Effective Date and the Closing Date.

                  (iii) Leasing Costs.
                        -------------

                  Seller shall pay as of the Closing any leasing commissions (including without limitation any commissions due to any property manager or third party such as locators or brokers) and tenant improvement costs, if any, in connection with any Lease executed on or before the Closing Date, whether or not the tenant has taken possession of the leased premises under the Lease.

                  (iv)  Capital Expenditures and Accounts Payable.
                        -------

                  All improvements (including labor and material) which have been performed or contracted for by or on behalf of Seller prior to the Closing Date, and all sums due for accounts payable which have been incurred with respect to the Property prior to the Closing Date shall be paid by Seller. Buyer shall furnish to Seller for payment any bills for such period received after the Closing Date, and Buyer shall have no further obligation with respect thereto.
                  (v) Utility Charges. All current utility charges shall be prorated as of the Closing Date and Buyer shall obtain a final billing therefor. All utility security deposits, if any, shall belong to Seller and shall be promptly replaced by Buyer.

5. Seller  Leaseback;  Form of Lease;  Material  Lease Terms.
   ---------------------------------------------------------

This Agreement is subject to a leaseback of a portion of the Property by Seller containing the following material terms and in a lease form, and containing such other reasonable and necessary terms, to be approved by Seller and Buyer during the Due Diligence Period (the "Seller Leaseback"):

                   (A)     Building 2.
                           ----------

                           Seller will agree to lease back from Buyer approximately Seventeen Thousand One Hundred Forty-Seven (17,147) square feet of Building 2 of the

                           Property at the rate of One Dollar and Thirty Cents ($1.30) per square foot for Base Rent, plus a monthly common area expense reimbursement (the "CAM") in the amount of Twenty Cents (20(cent)) per square foot plus a monthly utility cost reimbursement ("Utility Costs") in the amount of Twenty Cents (20(cent)) per square foot. The initial term of the lease of the Building 2 will be ten (10) years. Base Rent will increase at the end of the first five (5) years of the initial term by twelve (12.00%); with rental increases thereafter at the anniversary date of the Lease at the end of years seven (7) and nine (9) of the initial term, calculated in accordance with the then current year CPI, but not to exceed an increase of four and one-half percent (4.50%) per year (on an accumulative basis) at any adjustment date. A pro rata share of any increases in common area expenses ("CAM") and Utility Costs may be passed through each year to Seller (as tenant).

                   (B)     Option(s) to Renew.
                           ------------------

                           Buyer will grant to Seller two (2) additional five year options to renew the Lease. The Base Rent for the first two years of the renewal term shall be determined by increasing the Base Rent previously in effect by a percentage equal to the percentage increase in the CPI over the previous year, but not to exceed an increase of four and one-half percent (4.50%) over the previous rental paid. CPI adjustments, not to exceed an increase of four and one-half percent (4.50%) per year (on an accumulative basis), shall be made at the end of every two (2) years thereafter at the anniversary date of the renewed Lease. In addition, the Lease shall state that a pro rata share of any increase in common area expenses ("CAM") and utility costs may be passed through each year as an increase to Seller (as tenant) (if the option to renew is elected).

                   (C)     Common  Areas:  Exclusivity.
                           ---------------------------

                           Seller shall have the exclusive right to maintain a receptionist in the central reception area, and to maintain the directory located in the central reception area, subject to compliance with such obligations of the Buyer (as landlord under the Leases) as Buyer may notify Seller (e.g., entering or changing tenant names). Common areas (including parking areas and landscaping) and the Property not leased by Seller are to be managed by Buyer or its agent(s). Janitorial costs of the areas leased by Seller are to be borne by the Seller. Seller, as tenant, shall be provided with an exclusivity clause preventing any other financial institution or loan production office from leasing space in the Property during its tenancy. Buyer may, but shall not be obligated to, maintain the name "SierraWest Bank" or "SierraWest" in the name of the Property.

                   (D)     Use of Community Room.
                           ---------------------

                           So long as Seller, as tenant, occupies at least
                           50% of the rentable space in the Property: (1) Seller shall have first priority to control the scheduling of the use of the area known as the "Community Room" located on the first floor of Building 1; and (2) Buyer as landlord shall ask that all requests by other tenants of the Property and all non-tenant requests for use of the Community Room shall be directed to, and approved by the designated employee, as that employee is redesignated periodically by Seller. The use of the Community Room by other building tenants shall be based upon availability, and the scheduling shall be administered in a fair and uniformly applicable manner that does not favor or discriminate against any tenants or cause Buyer as landlord to be in violation of any of its obligations under any other tenant leases. Without limiting the foregoing, other building tenants shall have priority over non-tenant users.

                   (E)     Assignment and Subletting.
                           -------------------------

                           Seller (as tenant) shall have the right to assign and/or sublease all or a portion of Building 2, subject to Buyer's prior written consent, such consent not to be unreasonably withheld if the proposed assignee or sublessee satisfies objective criteria to be detailed in the Seller Leaseback.

                   (F)     Landlord's  Access to  Building  2.
                           ----------------------------------

                           As stated above, Seller shall promptly transfer possession and master keys, combinations and codes to Building 1 at the Close of Escrow (subject to responsibilities under the leases already executed or to be executed as a part of the sale). Seller
                           (as tenant) shall retain exclusive control over access to Building 2 so long as Seller is not in default under the Seller Leaseback; provided, however, that: (1) Buyer, accompanied by an authorized senior employee of Seller, shall have the right to access Building 2 upon reasonable prior notice (which need not be more than 24 hours) to Seller's facility manager, as that manager may be changed from time to time, for any purpose reasonably related to Buyer's ownership of the Property or performance of its obligations under the Seller Leaseback; and (2) Buyer shall have the right to use any and all means which it may deem proper, in its sole discretion, to gain access to any necessary portions of Building 2 in an emergency, or in the event Seller is in default under the Seller Leaseback, without any liability to Lessee (except as to Buyer's intentional misconduct or gross negligence).

                   (G)     Security  Systems.
                           -----------------

                           Seller shall modify the existing security system installed on the Property, including, but not limited to the key card entry system and alarm panels, to separate the security systems of Building 1 and Building 2, and Seller shall relinquish the security system of Building 1 to Buyer at the Close of Escrow.

                           Seller, as tenant shall retain exclusive control over the existing security system installed on the Property, including, but not limited to the key card entry system and alarm panels, for Building 2.

                   (H)     Parking.
                           -------

                           Seller shall retain not less than ten exclusive and marked parking spaces in the rear (where now designated) for its management staff and ten exclusive and marked parking spaces for visitors in the front.

                   (I)     Building 1.
                           ----------

                           Buyer shall also lease to Seller, under the same terms provided in Paragraphs 5.A, B and E, the following areas: (i) the space in
                           Building 1 that Seller currently uses for the vault; and (ii) the phone room. In addition, Buyer shall enter into a separate lease agreement with Seller for that certain space known as Suite 406 in Building 1 consisting of +/- 377 square feet at the rate of One Dollar and Thirty Cents ($1.30) per square foot for Base Rent, plus a monthly common area expense reimbursement (the "CAM") in the amount of Twenty Cents (20(cent)) per square foot plus a monthly utility cost reimbursement ("Utility Costs") in the amount of Twenty Cents (20(cent)) per square foot. The initial term of the lease of Suite 406 will be one (1) year with a one (1) year option to renew. The Base Rent for the phone room shall be at a reduced rate to be determined by the parties; in consideration, Seller's rights to the space will be non-exclusive and Buyer will be entitled to install, or authorize other tenants to install, other telephone equipment in such space so long as the installation does not interfere with Seller's use.

                   (J)     Phone  System.
                           -------------

                           Seller shall remove the existing Executone telephone system, and return all affected of the Property to substantially the same condition they were in prior to installation of the existing Executone telephone system, when Seller ceases use of the existing Executone telephone system or when the Seller Leaseback terminates, whichever occurs first.

         6.       Representations and Warranties and Covenants of Seller.
                  ------------------------------------------------------

                  Seller represents, warrants and covenants as follows:

                  (A) Environmental Conditions. Other than routine cleaning supplies and standard building paints and solvents, Seller is not aware of any Hazardous Materials present now or at any time in the past on, under, about or affecting the Property, has no reason to believe that any other present or former owner, tenant, occupant or user of the Property has used, handled, generated, produced, manufactured, treated, stored, transported, released, discharged or disposed of any Hazardous Material on, under or from the

                           Property, and has received no notices that the Property is subject to any current investigation, study or remediation regarding its environmental condition. Each Lease being transferred to Buyer includes prohibitions on tenant use of Hazardous Materials and Seller is not aware that any tenant has violated this lease provision. The term "Hazardous Materials" means and includes any substance(s) which is/are: (i) designated, defined, classified or regulated as a hazardous substance, hazardous material, hazardous waste, pollutant or contaminant under any federal, state or local statutes, rules, regulations or other laws concerning human health or the environment; (ii) a petroleum hydrocarbon, including crude oil or any fraction thereof and all petroleum products; (iii) PCBs; (iv) asbestos; (v) flammable explosives; (vi) infectious materials;
                           (vii) radioactive materials; (viii) carcinogenic;  or
                           (iv) a reproductive toxicant. Should the existence of any Hazardous Materials be identified prior to the Close of Escrow, even if beyond the Due Diligence Period set forth above, and should Seller be unwilling to agree to remediate the existence of the Hazardous Materials prior to the Close of Escrow or within an otherwise reasonable period, Buyer may promptly elect to cancel escrow in which event the
                           Buyer's earnest money deposit shall be fully refunded, together with such interest as may accrue in escrow, and this Agreement shall be deemed terminated. Should the existence of Hazardous Materials be identified after the Close of Escrow, Seller and Buyer shall retain any and all statutory rights to remedy said conditions and seek whatever affirmative relief and/or cost recovery as may be allowed by law, regulation, ordinance or rule against each other or against any other third party.
                           Seller and Buyer shall cooperate with each other in obtaining a Phase I assessment and investigation of the environmental condition of the Property during the Due Diligence Period using a mutually agreeable environmental consultant, and in obtaining any subsequent Phase II testing or investigations that may be recommended by the environmental consultant. The reasonable and necessary costs of the Phase I inspection, and any Phase II investigations that may be conducted, shall be divided equally between Buyer and Seller.

                   (B)     Tenant  Leases;  Other  Documents.
                           ---------------------------------

                           Seller represents that it shall provide Buyer with a true and complete copy of each tenant Lease. There are no leases, subleases, occupancies or tenancies in effect pertaining to any portion of the Property, and no persons, tenants or entities occupy space in the Property, except as provided in the Leases. No brokerage commission or similar fee is due from or unpaid by Seller with respect to any Lease, and there are no written or oral agreements that will obligate Buyer, as Seller's assignee, to pay any such commission or fee under any Lease or extension, expansion or renewal thereof. The Leases and any guaranties thereof are in full force and effect (subject to the effects of insolvency or bankruptcy laws) and are subject to no defenses, setoffs or counterclaims for the benefit of the tenants thereunder. To Seller's best knowledge, no tenant is in default under any Lease, nor has Seller received any notice from any tenant of any default by the landlord under its Lease or of any tenant's intent to vacate its leased premises in advance of the scheduled term of its Lease, nor is there any fact or condition which with notice, the passage of time, or both, would ripen into a material default under any of the Leases. No rents or other payments have been collected in advance for more than one (1) month and no rents or other deposits are held by Seller, except the security deposits described on the rent roll and prepaid rent for the current month. All Leases and other documents delivered to Buyer by or on behalf of
                           Seller: (a) are believed to be true, correct and complete copies of what they purport to be; (b) are in full force and effect; (c) have not been modified, except as set forth therein; and (d) are not believed to omit any material information required to make the submission thereof accurate and complete in all material respects.

                   (C)     Seller's Authority; Regulatory Approvals.
                           ----------------------------------------

                           Seller  represents  that the  individuals
                           executing this Agreement, the Seller
                           Leaseback and other documents relating to the transactions contemplated by this Agreement on its behalf have the legal authority to do so; that the Board of Directors of Seller have authorized this sale and leaseback; and, that no further corporate authorization is necessary to cause the transactions contemplated hereby to be completed. Seller does have a responsibility to submit the proposed sale to the Federal Reserve Bank, the Federal Deposit Insurance Corporation and the Department of Banking of the State of California for final approval; however, Seller agrees to do so within fifteen (15) business days of the opening of Escrow, if necessary, and sees no reason why the sale will not be approved. Should the sale not be approved by the regulators of Seller by the end of the Due Diligence Period, the Seller shall promptly terminate this Agreement and refund the Buyer's earnest money deposit, together with such interest as may accrue in escrow.

                   (D)     Defects; Compliance.
                           -------------------

                           Seller  is not  aware  of  any  material
                           design, construction, physical or mechanical defects regarding the Property except as follows: (i) snow-ice accumulation due to high snowfall levels on roof sometimes slides into parking lot area and must be removed and sometimes damages exterior glass; and
                           (ii) water accumulation in certain elevator shafts (a condition currently being remediated). To Seller's knowledge, the Property, and the operation thereof, are in compliance with all applicable laws, ordinances, codes, resolutions, rules, regulations, judgments, orders, covenants, conditions, restrictions.

                   (E)     Taxes and  Assessments.
                           ----------------------

                           Seller is current on its taxes, assessments and other special districts regarding the Property or such items will be paid at the Close of Escrow from funds due to Seller.

                   (F)     Utilities;   Parking;   Expansion.
                           ---------------------------------

                           All utilities are provided within easements set forth on the parcel map regarding the Property and are connected to the Property with proper approvals and/or valid permits. The Property includes all of the parking spaces required by law with reference to the Improvements.

                   (G)     Maintenance of Property In Its Current Condition.
                           ------------------------------------------------

                           Seller  agrees  to  and  shall maintain
                           the Property in its current condition
                           (reasonable wear and tear excepted) until the Close of Escrow when possession and risk of loss shall pass to Buyer; provided, however, that Seller shall deposit the sum of Sixty Thousand Dollars ($60,000.00) into Escrow; which funds, together with all interest accruing thereon, shall  be  used  for  the  purpose  of  painting  the
                           exterior of the Buildings and for parking lot maintenance (the "Maintenance Work"). After the Close of Escrow, it shall be the Buyer's responsibility to arrange for completion of the Maintenance Work. Buyer shall submit invoices for the Maintenance Work to Escrow and said invoices will be paid therefrom. If the full $60,000 plus accrued interest is not used within 9 months from the Close of Escrow, the remaining funds will be reimbursed to Seller. Seller's liability as to the Maintenance Work is expressly limited to $60,000. Any sums expended in excess of the $60,000 (plus all interest accruing thereon) shall be the sole responsibility of the Buyer. Seller shall not, without the specific prior written consent of Buyer, which consent shall not be unreasonably withheld, amend, modify, renew, extend, terminate, declare a default under, exercise any remedy under or accept the surrender of any Lease, service contract or other agreement affecting the Property that would survive the Closing Date, or enter into any new Lease, service contract or other agreement affecting the Property that would survive the Closing Date. Seller shall maintain or cause to be maintained in full force and effect full replacement cost casualty insurance, general liability insurance and such other insurance as is prudent for the owner of property like the Property.

                   (H)     Litigation, Arbitration or Mediation.
                           ------------------------------------

                           There is no known litigation, arbitration or mediation now pending regarding the Property, its construction or its use. Seller agrees to promptly inform Buyer in the event that any such process is initiated or threatened prior to the Close of Escrow.

7.  Representations  and  Warranties  of Buyer.
    ------------------------------------------

              Buyer  represents  and warrants:

              (A)          Authority.
                           ---------

                           Buyer  represents  that the  persons
                           executing and delivering this Agreement, the Seller Leaseback and other documents relating to the transactions contemplated by this Agreement on its behalf have the legal authority to do so and that the Buyer's governing or managing board has approved the execution of this Agreement and such other documents.
              (B)          Ability To  Purchase.
                           --------------------

                           Subject to finding the Property  in
                           acceptable condition  to be  purchased
                           during the Due Diligence Period, as well as other conditions contained in this Agreement, Buyer has the current ability and capacity to purchase the Property from Seller.

8.   Changed Circumstances; Indemnity.
     --------------------------------

Buyer and Seller agree that each representation and warranty in Paragraphs 6 and 7, respectively, shall not merge with the delivery to Buyer of the Grant Deed and shall survive the Close of Escrow. If either party becomes aware of any fact or circumstance which would render false or misleading a representation or warranty made by such party, then it shall immediately give written notice of such fact or circumstance to the other party. Seller shall indemnify, defend and hold Buyer harmless from and against any claims, liabilities, damages and costs (including without limitation reasonable attorneys' fees and costs) accruing prior to the Closing Date that relate in any way to the Property. Buyer shall indemnify, defend and hold Seller harmless from and against any claims, liabilities, damages and costs (including without limitation reasonable attorneys' fees and costs) accruing after the Closing Date that relate in any way to the Property, except for those claims, liabilities, damages and costs that relate in any way to the Seller Leaseback or the premises leased by Seller.

9. Liquidated Damages.
   ------------------

EXCEPT AS OTHERWISE STATED HEREIN, SHOULD THE SALE CONTEMPLATED BY THIS AGREEMENT NOT BE CONSUMMATED AFTER THE END OF THE DUE DILIGENCE PERIOD HAS MADE THIS AGREEMENT FIRM FOR ANY REASON, THIS AGREEMENT SHALL PROMPTLY TERMINATE AND SELLER AGREES THAT AS ITS SOLE AND ONLY REMEDY AND RECOURSE IN THE EVENT THE TRANSACTION FAILS TO CLOSE DUE TO A DEFAULT BY BUYER, IT SHALL RETAIN THE EARNEST MONEY DEPOSIT PLUS ANY INTEREST THEREON IF THE TRANSACTION FAILS TO CLOSE DUE TO A DEFAULT BY BUYER, NOT AS A PENALTY BUT AS ITS LIQUIDATED DAMAGES

DUE TO THE DIFFICULTY OR IMPRACTICALITY IN DETERMINING ACTUAL DAMAGES IN SUCH AN EVENT. BY INITIALING IN THE SPACES BELOW, BOTH SELLER AND BUYER AGREE TO THIS EXCLUSIVE METHOD FOR DETERMINING DAMAGES DUE TO SELLER AND AGREE THAT THIS SUM (THE EARNEST MONEY DEPOSIT) REPRESENTS A REASONABLE ESTIMATE AS OF THE EFFECTIVE DATE OF SELLER'S ACTUAL DAMAGES. THIS PROVISION SHALL NOT ACT TO LIMIT DAMAGES THAT MAY BE DUE PURSUANT TO PARAGRAPH 1(C) OF THIS AGREEMENT (DEALING WITH DAMAGE CAUSED BY TESTING AND THE INAPPROPRIATE RELEASE OF NONPUBLIC INFORMATION).

           AL                                          DB
         ______  BUYER                               ______  SELLER

10.      Miscellaneous.
         -------------

         (A) This Agreement shall be construed according to the laws of the State of California. Risk of loss shall pass to the Buyer upon Close of Escrow. This Agreement represents the entire agreement by and between the parties as of the Effective Date and may be modified only in writing, signed by all the parties hereto. Any notices to either party shall be given in writing, shall be addressed as set forth above or as either party shall make known to the other in writing, and shall be deemed given and received: (i) upon receipt, when personally delivered or delivered by confirmed facsimile transmission with follow-up hard copy delivered by other means prescribed herein; (ii) one business day after deposit with FedEx or another reputable overnight courier or delivery service; or (iii) Three business days after deposit in the United States mail, postage prepaid, registered or certified mail, return receipt requested. This Agreement may be executed in counterpart.

         (B)      Buyer and Seller acknowledge that Truckee
                  River Associates ("TRA") is the Seller's real estate broker and represents Seller. Buyer acknowledges that it has had contacts with Scardigli/Arthur and Associates ("SAA"). Seller agrees to pay TRA a brokerage commission of One Hundred Thirty-Five Thousand Dollars ($135,000.00) upon the Close of Escrow and authorizes escrow to pay said sum directly to TRA from funds obtained at the Close of Escrow. Buyer shall be solely responsible for any payment that may be due to SAA, if any. TRA has not independently determined and is not accepting responsibility for any of the representations made by Seller in this Agreement, including, but not limited to, any of the investigations set forth in Paragraph 1, above. Each party expressly warrants to the other that no other brokers, agents or finders have been used with regard to this transaction and agrees to indemnify, defend and hold the other party harmless from any claims, damages, liabilities and costs, including legal fees and costs, that arise out of any alleged contacts or agreements it may have had with any other brokers, salespersons or finders.

         (C)      The terms set forth herein shall
                  include masculine, feminine, plural and neuter terms, where appropriate. Time is of the essence in this Agreement. This Agreement is binding on the heirs, assigns, representatives of each of the parties hereto. This Agreement may not be assigned, except as set forth in this Agreement. The parties executing this Agreement covenant that they have the authority to do so. Each party has had the right and ability to consult with their own legal and tax advisor and neither party has relied upon the advice of the other party (or the Broker) with regard to the legal or tax effect of this Agreement.

         (D)      ARBITRATION  OF  DISPUTES.
                  -------------------------

                  Should a  dispute  arise  over the
                  interpretation or enforcement of this Agreement, that dispute shall be promptly resolved by mandatory, final and binding arbitration before the American Arbitration Association ("AAA"). The arbitration shall be conducted according to the commercial dispute resolution rules of the AAA and shall be heard before a single arbitrator approved by both parties from the panel lists of the AAA. The arbitration shall be conducted in Sacramento, California. The arbitrator is empowered to award such legal and equitable relief he or she may wish to award as well as legal fees, costs and expenses to the prevailing party. NOTICE: BY INITIALING IN THE SPACE BELOW YOU ARE AGREEING TO HAVE ANY DISPUTE ARISING OUT OF THE MATTERS INCLUDED IN THE 'ARBITRATION OF DISPUTES' PROVISION DECIDED BY NEUTRAL ARBITRATION AS PROVIDED BY
                  CALIFORNIA LAW AND YOU ARE GIVING UP ANY RIGHTS YOU MIGHT POSSESS TO HAVE THE DISPUTE LITIGATED IN A COURT OR JURY TRIAL. BY INITIALING IN THE SPACE BELOW YOU ARE GIVING UP YOUR JUDICIAL RIGHTS TO DISCOVERY AND APPEAL, UNLESS THOSE RIGHTS ARE SPECIFICALLY INCLUDED IN THE 'ARBITRATION OF DISPUTES' PROVISION. IF YOU REFUSE TO SUBMIT TO ARBITRATION AFTER AGREEING TO THIS PROVISION, YOU MAY BE COMPELLED TO ARBITRATE UNDER THE AUTHORITY OF THE CALIFORNIA CODE OF CIVIL PROCEDURE. YOUR AGREEMENT TO THIS ARBITRATION PROVISION IS VOLUNTARY. WE HAVE READ AND UNDERSTAND THE FOREGOING AND AGREE TO SUBMIT DISPUTES ARISING OUT OF THE MATTERS INCLUDED IN THE 'ARBITRATION OF DISPUTES' PROVISION TO NEUTRAL ARBITRATION.

                  BUYER  AJ             SELLER  DB
                        ----                   ----
        (E)       If any party  wishes to  participate
                  in a tax-free exchange as part of this transaction, the other party shall reasonably cooperate in the effectuation thereof, subject to the following terms and conditions: (i) the exchange shall not cause a delay in the Closing; (ii) all additional costs to any party arising in connection with the exchange (including attorneys' fees) shall be borne by the party making the exchange; (iii) no other party shall be required to take title to any property, or incur any obligation or liability whatsoever, in connection with the exchange; and (iv) the exchanging party shall indemnify, defend and hold the other party harmless from and against any claims, damages, liabilities or costs, including without limitation attorneys' fees and costs, arising in connection with the exchange.

         (F)      Seller,  at any time before or after
                  Closing, shall, at its own expense, execute, acknowledge and deliver any further deeds, assignments, conveyances and other assurances, documents and instruments of transfer reasonably requested by Buyer and shall take any other action consistent with the terms of this Agreement that may reasonably be requested by Buyer for the purpose of transferring and confirming to Buyer, or reducing to Buyer's possession, any or all of the Property or otherwise carrying out the terms of this Agreement.

         (G) This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns. Buyer shall have the right to assign all or any portion of its interest in this Agreement, or substitute for itself a nominee, upon notice to Seller not later than fourteen (14) days prior to the Closing Date.

         (H) Nothing in this Agreement, express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any person other than the parties to it and their respective permitted successors and assigns, nor is anything in this Agreement intended to relieve or discharge any obligation of any third person to any party hereto or give any third person any right of subrogation or action against any party to this Agreement.

11. Damage,  Destruction and Condemnation.
    -------------------------------------

Seller shall promptly notify Buyer in writing of any damage to the Property, and of any taking or threatened taking of all or any portion of the Property. In the case of a taking or threatened taking, Buyer may elect to terminate this Agreement by notice to Seller given within thirty (30) days after receipt of Seller's notice of such taking or threatened taking. In the case of damage to the Property, within fifteen (15) business days after receipt of such notice, Buyer shall determine whether a material part of the Property has been damaged. As used herein the destruction of a "material part" of the Property shall be deemed to mean an insured or uninsured casualty to the Property having an estimated cost of repair which in the reasonable judgment of Buyer equals or exceeds $100,000 or which would permit tenants of the Property occupying 25% or more of the rentable square feet in the Property to terminate their Leases. Upon making its determination, Buyer shall notify Seller in writing of the results of such determination. Buyer may elect, by written notice delivered to Seller within fifteen (15) business days after giving Seller notice of such determination, to terminate this Agreement if a material part of the Property has been damaged. If Buyer does not so terminate: (a) in the case of damage to a material part of the Property, Seller shall assign to Buyer at the Closing its entire right to recover under any insurance policies covering such damage and shall pay Buyer at the Closing the amount of the deductible, if any; and (b) in the case of a threatened or actual taking, Seller shall assign to Buyer at the Closing Seller's entire right, title and interest in the proceeds thereof. If between the Effective Date and the Closing Date the Property suffers damage which is not material, Seller shall repair such damage at its expense prior to the Closing. The Closing Date shall be extended as reasonably necessary to permit Buyer to exercise its rights (or Seller to perform its duties) under this Paragraph 11.

     IN WITNESS WHEREOF, we have executed this Agreement on the date set forth above. SIERRAWEST BANK a California Banking Corporation, (the "Seller")



     By:  /s/ David Broadley
     _________________________________
     David Broadley
     Its: Executive Vice President/Chief Financial Officer


     CP MANAGEMENT, LLC,
     a California Limited Liability Company, (the "Buyer")


     By: /s/ A. L. Lorenzini, Jr.
     ________________________________________
     Arthur L. Lorenzini, Jr., Managing Member


     Accepted and Agreed as to Commissions Only:

     TRUCKEE RIVER ASSOCIATES, INC. ("TRA")


     By: /s/ Thomas Watson
     ______________________________
     Thomas Watson
     Its: Managing Partner

     Dated: September 4, 1998