Form 10-K
period 1998-12-31
SIERRAWEST BANCORP
filed 1999-03-25
CIK 790555

------------------------------------------------------------------------------
------------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998          Commission File No. 0-15450

                             SIERRAWEST BANCORP
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         California                                             68-0091859
---------------------------------                          -------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

10181 Truckee-Tahoe Airport Road
P.O. Box 61000 Truckee, CA                                     96160-9010
---------------------------------                          -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including Area Code: (530) 582-3000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                       which registered
-------------------                                  -------------------------
       None                                                     None
-------------------                                  -------------------------

Securities registered pursuant to section 12(g) of the Act:

                           Common Stock, no par value,
                 ---------------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1999: $163,772,000 (based on closing sales price at March 15, 1999)

Number of shares of Common Stock outstanding at March 15, 1999: 5,333,335.

                             TABLE OF CONTENTS


     PART I                                                             Page No.
     ------                                                             --------
ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . .30

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . .30

 PART II
 -------

ITEM 5.   MARKET FOR THE BANCORP'S COMMON STOCK. . . . . . . . . . . . . . . .31

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA . . . . . . . . . . . . . . . .32

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .35

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . .55

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . .59

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . 107

 PART III
 --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . 107

ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . 111

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . 115

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . 117

 PART IV
 -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K . 118

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

SierraWest Bank was incorporated under the laws of the State of California as Truckee River Bank on March 19, 1980, and, with the approval of the California Commissioner of Financial Institutions (the "Commissioner"), opened for business on January 20, 1981. Truckee River Bank commenced operations in Truckee, California, a small tourist-based town located in the County of Nevada and situated in the High Sierra about 12 miles north of Lake Tahoe. Truckee River Bank changed its name to SierraWest Bank in early 1996. SierraWest Bank maintains 20 branch offices in the following communities:
Truckee (two branches), South Lake Tahoe, Tahoe City, Kings Beach, Grass Valley (two branches), Auburn, Vacaville (two branches), Fairfield (two branches), Benicia, Vallejo (two branches), Concord and Sacramento (two branches), California, and in Reno and Carson City, Nevada. In addition, SierraWest Bank maintains lending offices or agency relationships, primarily for its SBA lending activities, in the following states: California, Nevada, Arizona, Florida, Colorado, Alabama, Georgia, Oregon, Tennessee, Texas and Washington. SierraWest Bank's deposits are insured by the FDIC up to applicable limits.

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

On April 15, 1998, the Company completed the acquisition of California Community Bancshares Corporation (CCBC) and its wholly owned subsidiary Continental Pacific Bank (CPB), under the pooling-of-interests method of accounting and accordingly, the Company's historical consolidated results have been restated. On the acquisition date, CCBC had assets of $206 million, deposits of $184 million and shareholders' equity of $15.4 million. No gain or loss for tax purposes was recognized by CCBC shareholders, except with respect to cash received in lieu of fractional shares. The value of the acquisition, based upon an average price of $37.94 per share totaled approximately $44.7 million.

On February 25, 1999, the Company entered into an Agreement and Plan of Merger ("Plan") with BancWest Corporation ("BancWest"). Under the terms of the Plan, BancWest will acquire all the outstanding common stock of the Company in exchange for 0.82 shares of BancWest common stock. The merger, which is expected to close in the second or third quarter of 1999 is subject to the approval of the Company's shareholders, various regulatory agencies and certain other conditions. The transaction is expected to be accounted for under the pooling-of-interests accounting method.

The Company offers commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. It offers traveler's checks, safe deposit boxes, note collection services, notary public, ATMs and other customary bank services, except international banking and trust services. Annuities and mutual fund investments are also offered through third party providers. Merchant drafts are processed pursuant to established bank card programs. Additionally, the Company provides a 24 hour automated telephone inquiry service, and a P.C. banking product for its business customers. In 1996, the Company started a loan purchase program for the acquisition of real estate loans which it securitizes in marketable parcels.

Certain statements in this document include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures (including the risk that systems may not process dates after December 31, 1999 properly) or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.

NARRATIVE DESCRIPTION OF BUSINESS

The Company's total assets have grown from $398.5 million at December 31, 1993 to $879.2 million at December 31, 1998, a compound annual increase of 17.1%. The Company's assets grew 11.7% in 1998. For the year ended December 31, 1998, the Company reported net income of $7.7 million, or a return on average assets of approximately 0.9% and return on average equity of 10.5%. Excluding costs associated with the Company's acquisition of CCBC, net income would total $10.5 million and return on average equity would increase to 14.3%. At December 31, 1998, the Company had total loans of $625.0 million, loan loss reserves of $8.7 million, deposits of $782.6 million and total equity capital of $78.3 million.

GENERAL LENDING OVERVIEW

The four general areas in which the Company has directed its lending activities are: SBA loans; residential and non-SBA commercial real estate loans; commercial loans and consumer loans to individuals (including home equity lines of credit). As of December 31, 1998, these four categories accounted for approximately 30%, 49%, 19%, and 2%, respectively, of the Company's total loan portfolio.

SMALL BUSINESS ADMINISTRATION LENDING

The Company ranked 11th in the nation by dollars of Small Business Administration ("SBA") government guaranteed ("SBA 7(a)") loans generated by banks for the SBA's fiscal year ended September 30, 1998 as published by the SBA. For the fiscal year ending September 30, 1999 the Federal government approved a level of SBA loans guaranteed of $10 billion.

The SBA is headquartered in Washington, D.C., and operates through ten regions throughout the United States. The SBA administers three levels of lender participation in its general business loan program, pursuant to
Section 7(a) of the Small Business Act of 1953, and the rules and regulations promulgated thereunder. Under the first level of lender participation, commonly known as the Guaranteed Participant Program or "Section 7(a)", the lender gathers and processes data from applicants and forwards it, along with its request for the SBA's guarantee, to the local SBA office. The SBA then completes an independent analysis and makes its decision on the loan application. SBA turnaround time on such applications can vary greatly, depending on the backlog of loan applications.

Under the second level of lender participation, known as the Certified Lender Program, the lender (the "Certified Lender") gathers and processes the application and makes its request to the SBA, as in the Guaranteed Participant Program procedure. The SBA then performs a review of the lender's credit analysis on an expedited basis, which is generally completed within three working days. The SBA requires that lenders originate loans meeting certain portfolio quality and volume criteria before authorizing lenders to participate as Certified Lenders. Authorization to act as a Certified Lender is granted independently by each SBA district office.

The Company operates in California, Nevada, Oregon, Alabama and Tennessee under the Preferred Lender Program. This designation is the third and highest lender status granted by the SBA. Under this level of lender participation, the lender has the authority to approve a loan and to obligate the SBA to guarantee the loan without submitting an application to the SBA for credit review. The Preferred Lender is required to promptly notify the SBA of the approved loan, along with the submission of pertinent SBA documents. The standards established for participants in the Preferred Lender Program are more stringent than those for participants in the lower two levels and involve meeting additional portfolio quality and volume requirements. The Company may, at its option, submit loans for approval under the Certified Lender Program.

The Company has, over the last fifteen years, developed an in-house expertise in the generation and sale of SBA guaranteed loans. The Company's activities in the SBA loan area are expected to continue to be a significant factor in the earnings of the Company. In the past, the Company has acquired SBA loans, mortgage loans and the rights to service these loans from others.

Prior to 1995 the Company sold the guaranteed portion of SBA 7(a) loans (typically secured by first trust deeds on commercial real estate), generally 70% to 90% of the SBA 7(a) loan value, that it generated in the secondary marketplace and retained the remaining percentage for its own portfolio. The percentage of the retained portion of previously sold SBA 7(a) loans to total loans included in the loan portfolio of the Company at December 31, 1998, 1997 and 1996 was 4%, 4% and 16%, respectively. Beginning in 1995 and continuing through 1997, the Company retained the guaranteed portions of most of the loans generated in its portfolio. During 1998 the Company began selling a significant portion of the guaranteed portions of loans it originates.

SBA 7(a) loans are made for terms from 7 to 25 years depending on the purpose of the loan. In addition to being guaranteed by the SBA, most of the Company's SBA 7(a) loans are collateralized by real estate. In the event of a default, the Company shares in the proceeds upon the sale of collateral on a pro rata basis with the SBA, e.g., if the unguaranteed portion of a loan is 20%, then 20% of the net liquidation proceeds would be available to the Company for payment of the unguaranteed portion of the loan. In addition, the SBA also shares in the liquidation costs on a pro rata basis.

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

SBA GUARANTEES. On October 12, 1995 the President signed the Small Business Lending Enhancement Act of 1995. This act amended the maximum guarantee percentage for loans made under the SBA's 7(a) program to 80% for loans up to $100 thousand and 75% for all loans above $100 thousand. The maximum amount of any loan or loans to any one borrower to whom the guarantee can apply was set at $750 thousand. At the same time, the fee structure was revised to include a fee of 0.5% per annum on the guaranteed portion of the outstanding balance of all loans approved on or after October 12, 1995. As of December 31, 1998, included in total SBA loans of $185.3 million were portions of loans guaranteed by the SBA totaling $68.8 million.

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

SBA SERVICING. As of December 31, 1998, 1997 and 1996, the Company serviced 1,612, 1,537 and 1,438 SBA loans, respectively, with a total unpaid principal balance of approximately $497 million, $457 million and $423 million, respectively.

The servicing of SBA loans entails the collection of principal and interest payments from borrowers, and for unguaranteed portions securitized and sold the remittance of required payments to the trustee. For guaranteed portions of loans sold to investors, servicing also entails the remittance of the investor's share of principal and interest payments to Colson Securities
Corp. (the exclusive Fiscal and Transfer Agent for the guaranteed portion of SBA loans sold into the secondary market), the review of financial statements of borrowers and site inspections. Servicing also entails the taking of certain actions required to protect the Company's and the SBA's position in the event of default by the borrower, including the liquidation of collateral.

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

Effective January 1, 1997, the Company adopted SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In accordance with the accounting standards provided by this statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Implementation of SFAS No. 125 had the effect of reclassifying the previously recorded excess servicing asset into two separate assets. The first asset represents the servicing spread in excess of 40 basis points and less than or equal to 100 basis points for those loans sold at a premium. This is referred to as a servicing asset. All other servicing spread in excess of normal servicing cost is recorded as an interest-only ("I/O") strip receivable. I/O strips receivable are classified as interest-only strips receivable available for sale and are carried at fair value. The servicing asset is carried at cost, less any required valuation allowance and is included in other assets.

At December 31, 1998, the balance of the servicing asset, net of a valuation allowance of $420 thousand, was $2.0 million and its market value was also $2.0 million. The I/O strips receivable were recorded at $22.1 million net of an unrealized loss of $528 thousand. These assets represent servicing spread generated from sold guaranteed portions of SBA 7(a) loans, the unguaranteed portion of SBA 7(a) loans sold in the 1997 securitization, unguaranteed SBA 504 and similar loans sold in 1998's securitization and sold guaranteed portions of Business and Industry loans ("B&I"). See "SBA Securitization" and "Other Government Lending" below. Income from the servicing spread received for the years ended December 31, 1998, 1997 and 1996, was $7.7 million, $6.3 million and $5.6 million, respectively. Amortization of the related asset(s) for these same periods was $3.5 million, $1.7 million and $1.5 million, respectively. The surplus income from the servicing spread over the amortization represents an important part of the Company's income.

Servicing spread primarily represents the servicing spread on previously sold guaranteed portions of SBA 7(a) loans and securitized loans. In addition to servicing spread generated from the sale and securitization of SBA loans, servicing spread has been generated on the sale of the guaranteed portions of B&I loans. To date servicing spread from this source has not been significant.

In recording the initial value of the servicing assets and I/O strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment rates and other considerations. If actual prepayments with respect to sold loans occur more quickly than was projected at the time such loans were sold, the carrying value of the servicing assets may have to be written down through a charge to earnings in the period of adjustment. Additionally a decrease in the fair value of the I/O strips receivable would also be expected under these circumstances. During 1997 and continuing into 1998, the Company experienced an increase in the prepayment speed of its SBA loan portfolio. During 1998 the Company recorded a valuation allowance on its servicing assets totaling $420 thousand. The offset to this valuation allowance is a reduction in service fee income. Additionally, during this period the Company has experienced a decline in the value of its I/O strips receivable.

SBA 504 LOANS. The SBA provides long term financing to small businesses through its 504 loan program, by partnering with banks to assist small businesses in buying land, buildings, machinery and equipment. Under this program, the bank provides 50% of the financing and obtains a first lien position on the collateral. The SBA works through a local Certified Development Company to provide 40% of the required financing and the small business provides 10% of the project cost. There are no government guarantees provided under this program, however the bank attempts to mitigate its risk with these loans by having a low loan to value on the collateral, which is usually real property. Included in the Company's SBA loan portfolio at December 31, 1998 are loans totaling $67.4 million related to this and similar lending programs in conjunction with the SBA.

SBA SECURITIZATION. In June 1997 the Company securitized $51.3 million of the unguaranteed portion of its SBA 7(a) loans. This was the first bank securitization of this product. The Company booked a gain of $2.6 million on this securitization. Because of recent changes in SBA regulations the Company is unlikely to securitize additional unguaranteed portions of its SBA 7(a) loans in the future.

During 1998, the Company completed a securitization of SBA 504 and similar loans. This securitization included loans totaling approximately $85 million. The securitization included loans generated by the Company through its loan production offices and branches and loans purchased from third party financial institutions through the Company's wholesale loan purchase program. The securitization also included a limited amount of similar conventional loans where the SBA has not been involved in the loan origination. Because the average yield on these loans is lower than the average yield on loans in the Company's 1997 securitization, the gain on this securitization, which totaled $890 thousand, was substantially lower than the 1997 securitization gain. The Company intends to continue to securitize this product in economically viable sized transactions, which the Company considers to be in excess of $75 million.

OTHER GOVERNMENT LENDING

The U.S. Department of Agriculture Rural Development ("USDA") offers a guaranteed loan program, known as the B&I Loan Program. This program is designed to stimulate economic activity in rural communities with populations of 50,000 or less. Commercial and industrial businesses and real estate projects are the target of the program. The Bank participates by financing up to $10,000,000, with the USDA providing an 80% guarantee on loans up to $5,000,000 and 70% on loans from $5,000,000 to $10,000,000. These guarantees are similar to those offered through the SBA 7(a) program and can be sold on the secondary market. Included in the Company's loan portfolio are B&I loans totaling $28.6 million at December 31, 1998. No sales of B&I loans were made during 1998.

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

LOAN COMMITMENTS

In the normal course of business, the Company has various outstanding commitments to extend credit that are not reflected in the financial statements. As of December 31, 1998, the Company had approximately $222 million in undisbursed loan commitments and $4.3 million in standby letters of credit. About 28% of the undisbursed loan commitments relate to SBA loans, while the remaining represent undisbursed construction, commercial, real estate and personal loans (including equity lines of credit). Most of these off-balance sheet items are or will be secured by real estate or other assets; however, a portion are unsecured commercial lines of credit. Off-balance sheet items undergo a level of underwriting scrutiny similar to the criteria applied to the Company's loan portfolio, and outstanding balances are monitored to minimize risk and loss exposure.

DISTRIBUTION OF LOANS

The distribution of the Company's loan portfolio, as of the dates indicated, is shown in the following table (in thousands):

                                                                     December 31,
                                              ------------------------------------------------------------
TYPE OF LOAN:                                    1998        1997         1996        1995          1994
                                              ---------   ---------    ---------   ---------    ----------
 SBA loans:
  SBA guaranteed loans(1). . . . . . . .      $  91,975   $  82,079    $  63,142   $  47,557    $  17,053
  Other SBA loans(2) . . . . . . . . . .         93,326      86,325       85,065      71,321       79,649
                                              ---------   ---------    ---------   ---------    ----------
 Total SBA Loans . . . . . . . . . . . .        185,301     168,404      148,207     118,878       96,702
                                              ---------   ---------    ---------   ---------    ----------
 Real estate loans (includes
  loans secured primarily by real
  estate, except for SBA loans):
   Construction and land development . .         68,506      69,723       42,635      41,054       27,663
   Mortgage. . . . . . . . . . . . . . .        225,529     186,493      144,463     110,559       96,712
   Equity lines of credit. . . . . . . .         15,030      18,127       17,153      14,334       10,670
                                              ---------   ---------    ---------   ---------    ----------
 Total Real Estate Loans . . . . . . . .        309,065     274,343      204,251     165,947      135,045
                                              ---------   ---------    ---------   ---------    ----------

 Commercial and industrial loans . . . .        115,656      87,898       65,195      52,047       40,034

 Individual and other loans. . . . . . .          9,614       9,954       10,435      10,109       11,211

 Lease receivables . . . . . . . . . . .          5,347      13,114        8,304       3,380          202
                                              ---------   ---------    ---------   ---------    ----------

 Total Loans . . . . . . . . . . . . . .        624,983     553,713      436,392     350,361      283,194

 Less allowance for possible loan losses          8,709       7,891        5,647       5,003        4,654
                                              ---------   ---------    ---------   ---------    ----------

 Total Net Loans . . . . . . . . . . . .       $616,274    $545,822    $ 430,745   $ 345,358    $ 278,540
                                              ---------   ---------    ---------   ---------    ----------
                                              ---------   ---------    ---------   ---------    ----------

(1) Loans guaranteed in part by the SBA which are in process of disbursement, available for sale, or awaiting sale. The total guaranteed portion was $68.8 million, $59.9 million, $37.6 million, $30.8 million and $12.2 million at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

(2) Includes the unguaranteed retained portion of loans for which the guaranteed portion has been sold to investors and loans on which the Company has a first lien position on collateral and the SBA has secondary liens.

CREDIT RISK MANAGEMENT

In managing its loan portfolio, the Company utilizes procedures designed to achieve an acceptable level of quality and to bring any potential losses or potential defaults in existing loans to the attention of the appropriate management personnel. As used in this discussion, the term "loan" encompasses both loans and leases. Each loan officer is granted a lending limit by the Chief Credit Officer, subject to review and approval by the Board of Directors of SierraWest Bank. Each lending officer has primary responsibility to conduct credit and documentation reviews of the loans for which he or she is responsible. The Chief Credit Officer is responsible for the general supervision of the loan portfolio and adherence by the loan officers to the Company's loan policy.

Loan officers evaluate the applicant's financial statements, credit reports, business reports and plans and other data to determine if the credit and collateral satisfy the Company's standards as to historic debt service coverage, reasonableness of projections, strength of management, sufficiency of secondary repayment and SBA and B&I eligibility rules, if applicable. Recommended applications are approved by loan officers up to their designated lending limits. Those loans in excess of individual lending limits are approved by the Chief Credit Officer or other officer with appropriate administrative lending authority. If a loan exceeds the Chief Credit Officer's lending limit, it is forwarded to the Directors' Loan Committee for approval. Approved SBA loan applications not made under the Preferred Lender Program are then submitted to the district SBA office for approval. All SBA loans are secured by various collateral including, where appropriate, real estate, machinery and equipment, inventory and accounts receivable, or such other assets as are specified in the SBA loan authorization. In the case of the Company's SBA loans, approximately 80% were collateralized by commercial real estate at December 31, 1998. Prior to submission of the application to the SBA for guarantee, as required, any real property to be taken as collateral is appraised by independent appraisers.

SierraWest Bank's management presents written reports to the Directors' Loan Committee monthly, including the Allowance for Loan and Lease Loss analysis and Lending Activity Summary. The Chief Credit Officer also presents a statistical analysis of loan delinquencies by loan type. Management and the Board of Directors of SierraWest Bank also review all loan evaluations made during periodic examinations by the Superintendent of Financial Institutions of the State of California, the FDIC and by external and internal personnel. The Directors' Loan Committee of SierraWest Bank reviews and approves the Bank's credit policy, as well as management reports on the quality of the loan portfolio.

The Allowance for Loan and Lease Loss analysis takes into consideration an analysis of several components to the lending portfolio. Provisions are based on several criteria, including loan exposure by grade of the loan and collateral coverage, type of credit and a subjective assessment of various factors affecting the loan portfolio.

The problem loans graded Special Mentioned or worse are analyzed by the loan officer on a quarterly or semi-annual basis, depending on the severity of the loan grade and level of loss potential. This analysis is documented in writing with each problem loan analyzed for credit quality, collateral adequacy and potential exposure based on liquidation collateral values (primarily real estate). Based on historical trends the Company allocates general reserves to its loan and lease portfolio. A 1% general reserve is allocated to the covered portion of the principal and a specific reserve is allocated to the uncovered portion, ranging from 10% to 50%, depending on severity of the loan grade. Other reserves are allocated, if it is determined there are circumstances that would warrant additional reserves (e.g. potential environmental problems, disruptions in the company, temporary economic setbacks). The documentation for all changes to and from problem loan grades and accompanying loss reserve analysis is approved by Credit Administration management. No loss reserve provisions are allocated for the government guaranteed portions of loans. Pass loans are reserved as a pool at 1%, regardless of collateral pledged.

As a pool, equipment leases, net of municipal leases, are reserved at 2.4%. Credit card and Ready Reserve (overdraft lines) balances are reserved at 5%. Reserves are allocated at 1% of one-sixth of the undisbursed loan proceeds, on the theory that these loans are, on the average, fully disbursed over six months.

In addition to the 1% reserve, the bank applies a reserve factor to the pass loans based on several discretionary factors. The areas assessed on a quarterly basis by the Chief Credit Officer cover the following issues:
Credit Policy (adequacy), Economy (stability), Volume (loan growth, portfolio distribution), Management (adequacy, staffing issues, etc), Credit Review (internal and external results), Concentrations (risk potential), Competitive/Regional (environment and economic factors), Past Due/Classified (portfolio trends) and Year 2000 (risk assessment efforts). Each area is graded from Excellent to Poor, with a Satisfactory rating requiring no adjustment, an Excellent rating resulting in a negative 0.02% adjustment and less than Satisfactory ratings resulting in increased reserve adjustments at 0.02% incremental adjustments. Other adjustments are Marginally Satisfactory +0.02%, Needs Improvement +0.04%, Fair +0.06% and Poor +0.08%. A composite of the grade factors in the areas provides the additional reserve to be allocated against the pass loans. The adjustment for the assessment of the borrower's Y2K efforts was introduced in the first quarter of 1998.

The aggregate calculated minimum reserve level is compared to the actual level of reserves and a level based on an informal calculation of the Interagency Recommended formula. These factors, in addition to potential problem credits and anticipated losses and recoveries in the near future, determine the level of loan loss provisions to be allocated for the month. This determination is based on collaboration between Credit Administration and the Controller's Department.

The bank is in the process of reassessing its Allowance for Loan and Lease Loss methodology to bring it more in line with industry practices. Under consideration is the development of allocation factors for Special Mentioned and Substandard loans to more clearly reflect the bank's loss experience using migration analysis. The revised factors should then be allocated as a pool to the Special Mentioned and Substandard loans, in addition to the current allocation for Doubtful loans. The calculation of specific reserves would be focused on loans with higher risk of loss, with a focus on loans not adequately covered by collateral. Discretionary factors would be used to account for differences in the current loss rates versus historical loss rates developed from the migration analysis. Prior to implementation, the revised methodology is to be discussed with the bank's accountants, regulatory bodies and the bank's external credit review consultants for acceptability and conformity with industry best practices. While these factors are essentially subjective, management considers the allowance of $8.7 million at December 31, 1998 to be adequate.

The Company's credit services department is responsible for monitoring, collecting and liquidating loans. In addition, on a selective basis, the servicing staff conducts site inspections after loan funding and periodically during the life of the loan to verify the use of the proceeds and maintenance of collateral and to assist in the collection process and management of classified loans.

ASSET QUALITY

The performance of the Company's loan portfolio is evaluated regularly by management. The Company places a loan on nonaccrual status when any installment of principal or interest is 90 days or more past due, unless, in management's opinion, the loan is well secured, in the process of collection and the collection of principal and interest is probable, or management determines the ultimate collection of principal or interest on a loan to be unlikely. When a loan is placed on nonaccrual status, the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable.

Loans for which the collateral has been repossessed are written down to fair value and classified as Other Real Estate Owned ("OREO") or, if the collateral is personal property, as other assets, on the Company's financial statements.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated (amounts in thousands except percentage amounts).

                                                                     December 31,
                                              ------------------------------------------------------------
                                                 1998        1997        1996        1995          1994
                                              ---------   ---------   ---------   ---------    -----------
NONPERFORMING ASSETS:
Nonaccrual loans:
   SBA . . . . . . . . . . . . . . .           $ 4,736    $ 5,307      $ 4,985     $ 5,351      $ 2,423
   Other . . . . . . . . . . . . . .             3,928      1,642          448       1,174        1,317
In-substance foreclosures. . . . . .                 0          0            0           0          572
Other real estate owned. . . . . . .             1,059      1,534          596         940          916
                                              ---------   ---------   ---------   ---------    -----------
   Total nonperforming assets. . . .           $ 9,723    $ 8,483      $ 6,029     $ 7,465      $ 5,228
                                              ---------   ---------   ---------   ---------    -----------
                                              ---------   ---------   ---------   ---------    -----------
Accruing loans past due 90 days or more:
   SBA . . . . . . . . . . . . . . .           $ 2,795    $ 1,127      $ 1,071     $   816      $ 1,754
   Other . . . . . . . . . . . . . .               361        449        1,128         285          505

Restructured loans (in compliance
  with modified terms) . . . . . . .           $ 1,916    $ 1,922      $ 1,249     $   548      $   194

Nonperforming assets to
  total assets (1) . . . . . . . . .              1.1%       1.1%         0.9%        1.5%         1.3%
Allowance for possible loan and lease
  losses to nonaccrual loans . . . .            100.5%     113.6%       103.9%       76.7%       124.4%

---------
(1) Nonperforming assets exclude restructured loans in compliance with modified terms and accruing loans past 90 days or more.

Of total gross loans and leases at December 31, 1998, $8.7 million were considered to be impaired. The allowance for possible loan and lease losses included $1.1 million related to these loans. The amount of interest received and recognized on these impaired loans in 1998 was $419 thousand. The average recorded investment in impaired loans during 1998 was $7.3 million.

Of total gross loans and leases at December 31, 1997, $6.9 million were considered to be impaired. The allowance for possible loan and lease losses included $867 thousand related to these loans. The amount of interest received and recognized on these impaired loans in 1997 was $416 thousand. The average recorded investment in impaired loans during 1997 was $6.8 million.

While the portfolio has grown significantly in 1998, the level of nonperforming loans as a percentage of total loans has remained steady, with nonaccrual loan totals reducing in the SBA guaranteed products, offset by increases on non-SBA products. Other Real Estate Owned totals have declined both in numbers and dollars, with a quicker turnover in foreclosed property seen in 1998.

Although the level of nonperforming assets will depend on the future economic environment, as of March 15, 1999, in addition to the assets disclosed in the above chart, management of the Company has identified approximately $570 thousand in potential problem loans as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

The following table shows the loans outstanding, actual charge-offs, recoveries on loans previously charged off, the allowance for possible loan and lease losses and pertinent ratios during the periods and as of the dates indicated (dollars in thousands).

                                                                     December 31,
                                              -----------------------------------------------------------
                                                 1998         1997       1996          1995         1994
                                              ---------   ---------    ---------   ---------    ---------
Average loans. . . . . . . . . . . . . .      $ 553,756   $ 496,633    $ 396,668   $ 313,736    $ 273,873
Total loans at end of period . . . . . .        624,983     553,713      436,392     350,361      283,195

Allowance for possible loan and lease
  losses: Balance--beginning of period .      $   7,891   $   5,647    $   5,003   $   4,654    $   4,562
                                              ---------   ---------    ---------   ---------    ---------
Actual charge-offs:
  SBA. . . . . . . . . . . . . . . . . .            863         820          114         595          447
  Commercial and industrial. . . . . . .            730         681          554         454          511
  Leases . . . . . . . . . . . . . . . .            133          14           84           0            0
  Real estate. . . . . . . . . . . . . .             56          30          264         143          206
  Installment. . . . . . . . . . . . . .            285         169           73         115          150
                                              ---------   ---------    ---------   ---------    ---------
   Total . . . . . . . . . . . . . . . .          2,067       1,714        1,089       1,307        1,314
                                              ---------   ---------    ---------   ---------    ---------
Less recoveries:
  SBA. . . . . . . . . . . . . . . . . .            210          57           87          20           74
  Commercial and industrial. . . . . . .            274         159          183          28          188
  Leases . . . . . . . . . . . . . . . .              0           6            0           0            0
  Real estate. . . . . . . . . . . . . .              1          13           26           0            0
  Installment. . . . . . . . . . . . . .             30          60           16          14            3
                                              ---------   ---------    ---------   ---------    ---------
   Total . . . . . . . . . . . . . . . .            515         295          312          62          265
                                              ---------   ---------    ---------   ---------    ---------
Net charge-offs. . . . . . . . . . . . .          1,552       1,419          777       1,245        1,049
Allowance applicable to sold loans . . .              0           0            0           0            0
Provision for possible loan and lease
  losses . . . . . . . . . . . . . . . .          2,370       2,799        1,421       1,594        1,141
                                              ---------   ---------    ---------   ---------    ---------

  Acquisition. . . . . . . . . . . . . .              0         864            0           0            0
                                              ---------   ---------    ---------   ---------    ---------

Balance--end of period . . . . . . . . .      $   8,709   $   7,891    $   5,647   $   5,003    $   4,654
                                              ---------   ---------    ---------   ---------    ---------
                                              ---------   ---------    ---------   ---------    ---------

Ratios:
  Net loans charged off to average
   loans outstanding . . . . . . . . . .           0.28%       0.29%        0.20%       0.40%        0.38%
  Net loans charged off to total loans
   at end of period. . . . . . . . . . .           0.25        0.26         0.18        0.36         0.37
  Provision for possible loan and lease
   losses to average loans . . . . . . .           0.43        0.56         0.36        0.51         0.42
  Provision for possible loan and lease
   losses to total loans at end of period          0.38        0.51         0.33        0.45         0.40
  Net loans charged off to end of
   period allowance for possible
   loan and lease losses . . . . . . . .           17.8        18.0         13.8        24.9         22.5
  Allowance for possible loan and lease
   losses to total loans and leases
   at end of period. . . . . . . . . . .           1.39        1.43         1.29        1.43         1.64

----------

Net loan loss activity by product remains fairly consistent between 1997 and 1998, with the overall increase in net charge-offs attributable to installment loans and other products. The bulk of the increase came from unusual/infrequent items: a charge-off of $135 thousand, which has since been recovered, and a $133 thousand loss on a commercial lease.

The overall allowance for loan loss reserves to total loans at the end of 1998 has declined slightly to 1.39%, from 1.43% for 1997. A review of charge-off activity by category for the major lending categories of commercial, construction/real estate and government lending loans, reveals a stable to declining charge-off rate. While relative increases were seen in the consumer and lease products, those totals are small and were significantly affected by one-time items.

The unallocated portion of reserves is 6.6% at 12/31/98, down from 9.2% at 12/31/97. For the purposes of the table on page 14 these unallocated portions of reserves have been allocated to the various loan categories. The reduction of reserve levels is supported by a reduced level of problem loans to total loans from period to period, a flat net charge-off percentage and an improved subjective assessment, resulting in a decline in the discretionary factor from 80 basis points to 40 basis points. This improvement resulted from improvements in credit administration and the credit review process.

In 1998 there was a slight increase in the ratio of classified loans (loans classified in accordance with regulatory guidelines) to total loans from 5.6% to 5.7%; however, the profile of classified loans shows a positive shift during the year from non-performing substandard and doubtful credits to substandard credits. While delinquencies have increased from 2.8% to 3.2%, the bulk of the increase is seen in a few large, conforming real estate loans.

The following table sets forth management's historical allocation of the allowance for possible loan losses by loan category and percentage of loans in each category. Percentage amounts are the percentage of loans in each category to total loans at the dates indicated (dollars in thousands).

                                                                                              December 31,
                                                                           ------------------------------------------------
                                                                                     1998                       1997
                                                                           ---------------------     ----------------------
                                                                            Amount    Percentage      Amount     Percentage
                                                                           -------    ----------     -------     ----------
SBA loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 1,342         30%       $ 2,227           30%
Commercial and industrial loans (2). . . . . . . . . . . . . . .             3,048         19          2,682           18
Real estate loans. . . . . . . . . . . . . . . . . . . . . . . .             3,949         49          2,480           49
Consumer loans to individuals(1) . . . . . . . . . . . . . . . .               370          2            502            3
                                                                           -------    ----------     -------     ----------

   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 8,709        100%       $ 7,891          100%
                                                                           -------    ----------     -------     ----------
                                                                           -------    ----------     -------     ----------

                                                                                 December 31,
                                                  -------------------------------------------------------------------------
                                                            1996                     1995                      1994
                                                  ----------------------   ---------------------     ----------------------
                                                    Amount    Percentage    Amount    Percentage      Amount     Percentage
                                                  --------    ----------   -------    ----------     -------     ----------
SBA loans. . . . . . . . . . . . . . . .          $ 1,561         33%      $ 1,468         34%       $ 2,372           34%
Commercial and industrial loans(2) . . .            1,934         18         1,808         19            865           14
Real estate loans. . . . . . . . . . . .            1,845         42         1,439         40          1,205           44
Consumer loans to individuals(1) . . . .              307          7           288          7            212            8
                                                  --------    ----------   -------    ----------     -------     ----------
    Total. . . . . . . . . . . . . . . .          $ 5,647        100%      $ 5,003        100%       $ 4,654          100%
                                                  --------    ----------   -------    ----------     -------     ----------
                                                  --------    ----------   -------    ----------     -------     ----------

----------
(1)  Includes equity lines of credit.
(2)  Includes commercial leases.

In allocating the Company's allowance for possible loan and lease losses, management has considered the credit risk in various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending area, including local commercial loans and SBA loans.
From inception of its SBA lending program in 1983, the Company has sustained relatively low loan losses from these loans, averaging less than 0.5% of loans outstanding per year. Most of the Company's other loan losses have been for loans to businesses in the bank's local service areas, including the Lake Tahoe basin and Reno, Nevada. The service area has expanded to Sacramento and along the Highway 80 corridor to the San Francisco Bay Area with the establishment of a commercial lending office in Sacramento in 1996, the acquisition of Mercantile Bank in 1997 and the acquisition of Continental Pacific Bank in 1998.

Because the Company's residential real estate loans consist primarily of construction lending with prearranged loan takeouts, losses on such loans have been minimal. The Company has increased its lending in conforming commercial real estate development projects centered in the Sacramento and Reno markets.

While every effort has been made to allocate the allowance to specific categories of loans, management believes that any allocation of the allowance for possible loan and lease losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for losses on all types of loans.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table sets forth the distribution by maturity date of certain of the Company's loan categories (in thousands) as of December 31, 1998. In addition, the table shows the distribution between total loans with predetermined (fixed) interest rates and those with variable (floating) interest rates (in thousands). Floating rates generally fluctuate with changes in the prime rate of leading banking institutions or other indexes such as the five year Treasury, or may reset after a defined period based on a predefined index.

                                                                    Year Ended
                                                                  December 31, 1998
                                               -----------------------------------------------------
                                                             After One
                                                Within       But Within       After
                                               One Year(1)   Five Years     Five Years       Total
                                               -----------  -----------    -----------    ----------
Real estate - construction . . . . . . .       $ 55,743     $    5,243     $    7,520     $   68,506
Commercial, except SBA . . . . . . . . .         75,973         37,160          2,523        115,656
SBA. . . . . . . . . . . . . . . . . . .          4,539         26,208        154,553        185,300
Distribution between fixed
 and floating interest rate:
  Fixed interest rates . . . . . . . . .         19,755         13,612         32,495         65,862
  Floating interest rates. . . . . . . .        116,500         54,999        132,101        303,600

----------
(1)  Demand loan and overdrafts are shown as "Within One Year"

AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST INCOME AND
EXPENSE

The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amount of interest income from average interest-earning assets and resultant yields and the dollar amounts of interest expense and average interest-bearing liabilities and resultant rates (in thousands except percentage amounts):

                                                                      Year Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                                1998                              1997                              1996
                                  ------------------------------    -----------------------------     ------------------------------
                                   Average     Yield/                Average     Yield/                Average     Yield/
                                   Balance     Rate     Interest     Balance     Rate     Interest     Balance     Rate     Interest
                                  --------     ------   --------    --------     ------   --------    --------     ------   --------
ASSETS:
Interest-earning assets:
  Loans(1) . . . . . . . . . .    $553,756      9.86%    $54,593    $496,633     10.14%    $50,383    $396,688     10.39%    $41,210
  Investment Securities:
    Taxable. . . . . . . . . .      91,782      5.81       5,330      87,678      6.11       5,353      55,259      5.94       3,285
    Tax exempt(3). . . . . . .      17,596      5.01         881      12,074      5.14         620      10,387      5.24         544
  Mutual funds . . . . . . . .       2,446      1.84          45       2,857      2.35          67       1,342      7.30          98
  Federal funds sold(5). . . .      75,960      5.25       3,990      36,798      5.33       1,960      21,486      5.22       1,121
  Other  . . . . . . . . . . .       5,158      5.10         263       3,888      4.68         182       2,225      5.08         113
                                  --------              --------    --------              --------    --------              --------
    Total interest-earning
      assets . . . . . . . . .     746,698      8.72      65,102     639,928      9.15      58,565     487,387      9.51      46,371

Allowance for possible
loan losses. . . . . . . . . .      (8,090)                           (6,912)                           (5,646)

Non-interest-earning assets:
  Cash and due from
    banks. . . . . . . . . . .      39,517                            38,018                            28,586
  Premises and equipment,
    net. . . . . . . . . . . .      13,012                            14,031                            13,409
  I/O strips receivable and
    servicing assets(2). . . .      22,455                            17,621                            14,304
  Other assets . . . . . . . .      20,385                            14,413                            12,558
                                  --------                          --------                          --------
  Total average assets . . . .    $833,977                          $717,099                          $550,598
                                  --------                          --------                          --------
                                  --------                          --------                          --------

LIABILITIES AND SHAREHOLDERS'
  EQUITY:
Interest-bearing liabilities:
  Transaction accounts(4). . .    $251,246      2.94%      7,385    $218,239      3.00%      6,551    $167,855      2.85%    $ 4,781
  Savings accounts . . . . . .      24,876      2.02         503      23,524      2.14         504      22,830      2.12         484
  Certificates of deposit. . .     308,363      5.53      17,052     272,611      5.66      15,442     205,731      5.55      11,427
  Convertible debentures . . .       1,540      3.25          50       5,564      5.09         283      13,204      8.12       1,072
  Other liabilities. . . . . .       4,457     14.14         630       3,507     12.57         441       3,254      6.02         196
                                  --------              --------    --------              --------    --------              --------
  Total interest-bearing
  liabilities. . . . . . . . .     590,482      4.34      25,620     523,445      4.44      23,221     412,874      4.35      17,960
Non-interest-bearing liabilities:
  Deposits . . . . . . . . . .     158,175                           124,000                            88,455
  Other liabilities. . . . . .      12,075                             9,625                             4,817
                                  --------                          --------                          --------
  Total liabilities. . . . . .     760,732                           657,070                           506,146

  Total shareholders'
    equity . . . . . . . . . .      73,245                            60,029                            44,452
                                  --------                          --------                          --------

  Total liabilities and
    shareholders'
    equity . . . . . . . . . .    $833,977                          $717,099                          $550,598
                                  --------              --------    --------              --------    --------              --------
                                  --------                          --------                          --------
Net interest income. . . . . .                           $39,482                           $35,344                           $28,411
                                                        --------                          --------                          --------
                                                        --------                          --------                          --------
Interest income as a
  percentage of interest -
    earning assets . . . . . .                  8.72%                             9.15%                             9.51%
Interest expense as a
  percentage of interest -
    earning assets . . . . . .                  3.43                              3.63                              3.68
                                               ------                            ------                            ------

Net interest margin. . . . . .                  5.29%                             5.52%                             5.83%
                                               ------                            ------                            ------
                                               ------                            ------                            ------

----------
(1) Includes nonaccrual loans with an average balance of $7.3 million, $6.8 million, and $6.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

(2)  Represents excess servicing assets in 1996.

(3) The tax equivalent yield on tax exempt investment securities was 7.37%, 7.45% and 7.60% in 1998, 1997 and 1996. The tax equivalent yield is calculated by dividing the adjusted yield by one minus the Federal Tax rate. The adjusted yield is determined by subtracting the Tefra penalty from the unadjusted tax exempt investment yield. The unadjusted tax exempt investment yield is computed by dividing tax exempt interest income by the average historical cost of tax exempt securities. The Tefra penalty is computed by dividing total interest expense (annualized) by average assets and multiplying the result by 20% (Tefra disallowance) and 35% or 34% (Federal Tax rate).

(4)  Includes money market savings accounts.

(5)  Includes securities purchased under agreements to resell.

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

The following table summarizes the amounts and the distribution of the Company's investment securities (in thousands):

                                                                             December 31,
                                              ---------------------------------------------------------------------
                                                       1998                    1997                   1996
                                              ---------------------   ---------------------   ---------------------
                                                 Book       Market      Book        Market      Book        Market
                                               Value(1)     Value      Value(1)     Value      Value(1)     Value
                                              ---------   ---------   ---------   ---------   ---------   ---------
U.S. Treasury securities . . . . . . . .      $  29,461   $  29,461   $  47,646   $  47,646   $  27,403   $  27,402

Securities of U.S. government
 agencies. . . . . . . . . . . . . . . .         38,189      38,189      14,349      14,349      18,325      18,325

Securities of states and
 political subdivisions. . . . . . . . .         21,917      21,917      14,070      14,070      10,675      10,675

Mortgage-backed securities . . . . . . .         43,652      43,652      30,919      30,919      29,557      29,557

FHLB Stock . . . . . . . . . . . . . . .            763         763         592         592         490         490
                                              ---------   ---------   ---------   ---------   ---------   ---------
  Total. . . . . . . . . . . . . . . . .      $ 133,982   $ 133,982   $ 107,576   $ 107,576   $  86,450   $  86,449
                                              ---------   ---------   ---------   ---------   ---------   ---------
                                              ---------   ---------   ---------   ---------   ---------   ---------
----------

(1) Securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discount. Securities available for sale are recorded at fair value. There were no securities classified as held to maturity at December 31, 1998.

In addition, in prior years, the Company has invested in mutual funds whose assets are invested primarily in U.S. government securities. There were no investments in mutual funds at December 31, 1998. At December 31, 1997 and 1996 mutual funds with an estimated market value of $0.7 million and $1.3 million have been classified as available for sale. At these same dates the Company had recorded an unrealized loss on mutual funds, net of tax, of $47 and $99 thousand. The weighted average maturity of portfolio securities held by the mutual funds at December 31, 1997 and 1996 was 7.1 and 7.2 years.

MATURITY OF INVESTMENT SECURITIES

The following table presents the maturities for investment securities (except for FHLB Stock with a carrying value of $763 thousand) as of December 31, 1998 (dollars in thousands).

                                                                      December 31, 1998
                                                               ----------------------------------
                                                                           Weighted
                                                                 Book       Average      Market
                                                                 Value       Yield       Value
                                                               ---------   ---------    ---------
U.S. Treasury securities:
  Within 1 year. . . . . . . . . . . . . . . . . . . . . . .   $  29,461      5.94%     $  29,461

U.S. government agencies:
  Within 1 year. . . . . . . . . . . . . . . . . . . . . . .       5,387      5.11          5,387
  After 1 year but within 5 years. . . . . . . . . . . . . .      27,790      5.15         27,790
  After 5 years but within 10 years. . . . . . . . . . . . .         404      7.48            404
  Over 10 years. . . . . . . . . . . . . . . . . . . . . . .       4,608      6.55          4,608
                                                               ---------                ---------
    Total U. S. government agencies securities . . . . . . .      38,189      5.34         38,189
                                                               ---------                ---------
Securities of states and political subdivisions(1):
  After 1 year but within 5 years. . . . . . . . . . . . . .       2,056      5.48          2,056
  After 5 years but within 10 years. . . . . . . . . . . . .       3,810      5.20          3,810
  Over 10 years. . . . . . . . . . . . . . . . . . . . . . .      16,051      5.00         16,051
                                                               ---------                ---------
    Total securities of states and political subdivisions. .      21,917      5.08         21,917
                                                               ---------                ---------

Mortgage - backed securities:. . . . . . . . . . . . . . . .      43,652      6.37         43,652
                                                               ---------                ---------

Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 133,219      5.77      $ 133,219
                                                               ---------                ---------
                                                               ---------                ---------

(1) Interest on these tax-exempt obligations has not been tax effected to include the related tax benefits in calculating the average yield.

DEPOSITS

As of December 31, 1998, the Company had a total of $443.8 million in demand deposits (including money market savings and checking accounts), with an average account balance of $14.3 thousand; $24.5 million in savings deposits for individuals and corporations, with an average balance of $2.6 thousand; and $314.2 million in CDs, of which $159.9 million were in the form of CDs in denominations of $100 thousand or more. Average CD balances for the year ended December 31, 1996 were 42.4% of average total deposits. Average CD balances increased to 42.7% of average total deposits for the year ended December 31, 1997, but decreased to 41.5% of average total deposits for the year ended December 31, 1998. Deposit accounts at SierraWest Bank are insured by the FDIC to the maximum amount permitted by law.

As of December 31, 1998, approximately 3% of total deposits were held on behalf of public entities. Deposits of public entities in excess of amounts insured by the FDIC are secured by SierraWest Bank by pledging securities. Included in deposits at December 31, 1998 were deposits of $12.9 million which were classified as broker deposits.

In 1992, SierraWest Bank began to make available to its customers money market investment funds and annuities. Volume has been increasing during recent years; however income from this source is not significant. The Company does not believe that placement by customers of funds in these alternative investment sources has had any overall negative impact on the level of the Banks' deposits.

The Company's business is subject to some seasonal influences. Deposits tend to decrease during the off-season for tourism in "the Sierra", which is between March and May and between September and November.

The following table indicates the maturity of the Company's CDs of $100 thousand or more as of December 31, 1998 (dollars in thousands):

                                                    December 31, 1998
                                             -----------------------------
                                                                Percentage
                                               Balance           of Total
                                             ----------         ----------
Three months or less                         $   77,812            48.7%
Over three months through six months             39,294            24.6
Over six months through twelve months            30,892            19.3
Over twelve months                               11,907             7.4
                                             ----------         ----------
Total                                        $  159,905           100.0%
                                             ----------         ----------
                                             ----------         ----------

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

The Company ranked 11th in the nation by dollars of SBA 7(a) loans generated by banks for the SBA's fiscal year ended September 30, 1998.

The Company's competitive position with respect to deposit-gathering in its market places is illustrated in the following chart(1) (dollars in thousands):

                                                Total                          Deposits Held
                                 # of Company   # of Banking   Deposits Held   by all Banks
County          State            Branches       Offices        by Company      and Offices
-------------   --------------   ------------   ------------   -------------   -------------
El Dorado       California           1             37          $    28,695     $  1,069,942
Nevada          California           4             30          $   145,941     $    981,885
Placer          California           3             69          $    91,741     $  2,050,169
Sacramento      California           2            192          $   125,150     $ 10,135,152
Solano          California           7             53          $   168,427     $  1,952,791
Contra Costa    California           1            219          $    11,112     $ 15,500,256
Carson City     Nevada               1             17          $    65,580     $    697,253
Washoe          Nevada               1             80          $   127,825     $  3,323,543

A total of 14 financial institutions in Nevada County at June 30, 1998 were included in the above survey. Of these 14, SierraWest Bank ranked second in terms of total deposits held. In Placer County, SierraWest Bank ranked eighth out of 22 institutions. In Solano County, California, SierraWest Bank ranked fifth out of 15 financial institutions. In Washoe County, Nevada, SierraWest Bank ranked seventh out of 12 financial institutions and in Carson City County, SierraWest Bank ranked seventh out of 11 financial institutions. As disclosed above, SierraWest Bank's presence in the other counties is not significant.

(1) Based on the annual survey of banking office deposits as of June 30, 1998 conducted by the FDIC. Banking offices include each banking office of commercial banks, savings institutions, and each U.S. branch of a foreign bank for all FDIC insured commercial banks, savings institutions, and U.S. branches of foreign banks.

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

Transactions between Bancorp and its subsidiary are subject to a number of other restrictions. Federal Reserve policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with each affiliate may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. Bancorp may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, Bancorp may not sell a low-quality asset to a depository institution subsidiary.

Commercial banking organizations, insured depository institutions, and mortgage bankers are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations. In addition to substantive penalties and corrective measures that may be required for a violation of such laws, the Federal banking agencies may take compliance with such laws into account when regulating and supervising other activities. The Federal Reserve may not approve applications to acquire the voting shares of another insured depository institution based on incorrect reporting of home mortgage lending data, and the possibility that applicants may have engaged in discriminatory treatment of minorities in mortgage lending in violation of the Equal Credit Opportunity Act.

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

A banking organization's risk based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, term preferred stock, term subordinated debt and certain other instruments with certain characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the Federal banking agencies. Since December 31, 1992, the Federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off balance sheet items of 4%.

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

The following tables present the capital ratios for the Company and SierraWest Bank, computed in accordance with their applicable regulatory guidelines, compared to the standards for well-capitalized depository institutions, as of December 31, 1998 (dollars in thousands).

                                                      The Company
                           ----------------------------------------------------------------------
                                       Actual
                           -------------------------      To Be Well Capitalized      For Capital
                           Qualifying                     Under Prompt Corrective       Adequacy
                            Capital           Ratio          Action Provisions          Purposes
                           ----------         ------      -----------------------     -----------
Leverage . . . . . . .       $76,146            8.8%              N/A                     4.0%
Tier 1 Risk Based. . .        76,146           11.2               N/A                     4.0
Total Risk Based . . .        84,684           12.4               N/A                     8.0

                                                    SierraWest Bank
                           ----------------------------------------------------------------------
                                       Actual
                           -------------------------      To Be Well Capitalized      For Capital
                           Qualifying                     Under Prompt Corrective       Adequacy
                            Capital           Ratio          Action Provisions          Purposes
                           ----------         ------      -----------------------     -----------
Leverage . . . . . . .       $67,712            7.8%              5.0%                    4.0%
Tier 1 Risk Based. . .        67,712            9.9               6.0                     4.0
Total Risk Based . . .        76,277           11.1              10.0                     8.0


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

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

FDICIA requires each Federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Applicable regulations defined the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

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

In addition to the statutory limitations, FDICIA requires the Federal banking agencies to prescribe, by regulation, standards for all insured depository institutions for such things as classified loans and asset growth. The Riegle Community Development and Regulatory Improvement Act of 1994 amended FDICIA to allow the Federal banking regulators to implement these standards by either regulation or guidelines. See "Interstate Banking."

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

In 1996, new compliance and examination guidelines for the CRA were promulgated by each of the federal banking regulatory agencies, fully replacing the prior rules and regulatory expectations with new ones ostensibly more performance based than before that were fully phased in as of July 1, 1997. The guidelines provide for streamlined examinations of smaller institutions.

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

INTERSTATE BANKING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), eliminated many of the restrictions to interstate banking and branching. The Interstate Banking Act permits full nationwide interstate banking to adequately capitalized and adequately managed bank holding companies beginning in 1995 without regard to whether such transaction is expressly prohibited under the laws of any state. The Interstate Banking Act's branching provisions permit full nationwide interstate bank merger transactions to adequately capitalized and adequately managed banks beginning June 1, 1997. However, states retained the right to completely opt out of interstate bank mergers and to continue to require that out-of-state banks comply with the states' rules governing entry. Banks located in states that opt out are not permitted to have interstate branches. Only Texas opted out of interstate banking.

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

Assembly Bill 1482 (known as the Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995 and referred to herein as "CIBBA") permits an out-of-state bank to acquire or merge with a California bank that has been in existence for at least five years. California law provides an express prohibition against interstate branching through the acquisition of a branch in California without the acquisition of the entire California bank. The Interstate Banking Act also has a provision allowing states to "opt-in" with respect to permitting interstate branching through the establishment of de novo or new branches by out-of-state banks. California law expressly prohibits interstate branching through the establishment of de novo branches of out-of-state banks in California, or in other words, California did not "opt-in" this aspect of the Interstate Banking Act. CIBBA also amends the California Financial Code to include agency provisions to allow California banks to establish affiliated insured depository institution agencies out of state as allowed under the Interstate Banking Act.

Other provisions of CIBBA amend the intrastate branching laws, govern the use of shared ATMs, allow the repurchase of stock with the prior written consent of the Superintendent, and amend intrastate branch acquisition and bank merger laws. Another banking bill enacted in California in 1995 was Senate Bill 855 (known as the State Bank Parity Act and is referred to herein as the "SBPA"). SBPA went into effect on January 1, 1996, and its purpose is to allow a California state bank to be on a level playing field with a national bank by the elimination of certain disparities and allowing the California Commissioner of Financial Institutions authority to implement certain changes in California banking law which are parallel to changes in national banking law, such as closer conformance of California's version of Regulation O to the FRB's version of Regulation O.

ECONOMIC GROWTH AND REGULATORY PAPERWORK REDUCTION ACT

The Economic Growth and Regulatory Paperwork Reduction Act (the "1996 Act") as part of the Omnibus Appropriations Bill was enacted on September 30, 1996 and includes many banking related provisions. The most important banking provision was the recapitalization of the Savings Association Insurance Fund ("SAIF"). The 1996 Act provided for a one time assessment of approximately 65 basis points per $100 of deposits of SAIF insured deposits including Oakar deposits payable on November 30, 1996. For the years 1997 through 1999 the banking industry was required to assist in the payment of interest on FICO bonds that were issued to help pay for the clean up of the savings and loan industry. Banks currently pay approximately 1.3 cents per $100 of deposits for this special assessment, and after the year 2000, banks will pay approximately 2.4 cents per $100 of deposits until the FICO bonds mature in 2017. The 1996 Act also had certain regulatory relief provisions for the banking industry. Lender liability under the Superfund was eliminated for lenders who foreclose on property that is contaminated provided that the lenders were not involved with the management of the entity that contributed to the contamination. There is a five year sunset provision for the elimination of civil liability under the Truth in Savings Act. The FRB and Department of Housing and Urban Development are to develop a single format for Real Estate Settlement Procedures Act and Truth in Lending Act ("TILA") disclosures. TILA disclosures for adjustable mortgage loans have been simplified. Significant revisions are made to the Fair Credit Reporting Act ("FCRA") including requiring that entities which provide information to credit bureaus conduct an investigation if a consumer claims the information to be in error. Regulatory agencies may not examine for FCRA compliance unless there is a consumer complaint investigation that reveals a violation or where the agency otherwise finds a violation. In the area of the Equal Credit Opportunity Act, banks that self-test for compliance with fair lending laws will be protected from the results of the test provided that appropriate corrective action is taken when violations are found.

ACCOUNTING PRONOUNCEMENTS

On January 1, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. This statement will not impact the Company's consolidated financial position, results of operations or cash flows. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities and reports its operations on the basis of a single business segment.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements, which is not expected to be material.

EMPLOYEES

As of March 15, 1999, the Company employed 371 persons (286 full-time and 85 part-time). The Company's employees are not represented by a union or covered by a collective bargaining agreement and management believes that, in general, its employee relations are good.

ITEM 2.  PROPERTIES

The Company currently maintains an administrative facility in Truckee, California which is utilized by Bancorp and SierraWest Bank. During 1997, the Company sold and leased back its real property in Carson City, Nevada. The Company maintains twenty branches, 12 stand-alone loan production offices, and one remote off-site ATM machine.

The Company owns a 32,000 sq. ft. office building in Vacaville, California. The building was partially occupied by CCBC's corporate offices and currently approximately 84% of this building is leased to third party tenants. The Company does not anticipate retaining future ownership of this building. All branches and loan production offices are leased to the Company except for the administrative facility and the Reno branch which are owned by the Company. The Company is currently constructing a new branch facility in Vacaville, California to replace a current leased facility. The Company believes that it has adequate space within its current facilities to provide for expansion and growth in the near future.

ITEM 3.  LEGAL PROCEEDINGS

During 1987, SierraWest Bank ("the Bank") took title, through foreclosure, of a property located in Placer County which subsequent to the Bank's sale of the property was determined to be contaminated with a form of hydrocarbons. At the time it owned the property, the Bank became aware of and investigated the status of certain underground tanks that had existed on the property.
The Bank hired a consultant to study the tanks and properly seal them. Several years later, and after resale of the property, contamination was observed in the area of at least one of the buried tanks and along an adjoining riverbank of the Yuba River. The Bank, at the time of resale of the property, was not aware of this contamination adjacent to the tanks but was aware of the existence of the tanks and disclosed this to the purchaser.

A formal settlement agreement has been executed by the parties and is awaiting final court approval by the Eastern California District of the U. S. District Court where an action was filed in the summer of 1995. Under the terms of the formal settlement, the Bank will pay a small sum to a common fund for remediation of the property and the Bank further agrees to refinance on behalf of the existing owner of the property two senior liens and to consolidate certain other debt securing the property into a new deed of trust contingent upon remediation of the contamination by a licensed contractor and approval by the appropriate governmental agencies.

In addition, the Company is subject to some minor pending and threatened legal actions which arise out of the normal course of business and, in the opinion of Management and the Company's General Counsel, the disposition of these claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1998 to a vote of security holders through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5.  MARKET FOR THE BANCORP'S COMMON STOCK
         -------------------------------------

Bancorp's Common Stock is quoted on the Nasdaq National Market under the
symbol "SWBS".   The following table sets forth the high and low sales prices of the Bancorp's stock as reported on Nasdaq for the periods indicated.


                                                  High            Low
                                                  ----           -----
1997
----
  First Quarter. . . . . . . . . . . . .         $18.69         $14.64
  Second Quarter . . . . . . . . . . . .          20.12          16.68
  Third Quarter. . . . . . . . . . . . .          25.75          18.81
  Fourth Quarter . . . . . . . . . . . .          36.00          24.75

1998
----
  First Quarter. . . . . . . . . . . . .          39.00          30.00
  Second Quarter . . . . . . . . . . . .          39.00          29.75
  Third Quarter. . . . . . . . . . . . .          35.75          20.50
  Fourth Quarter . . . . . . . . . . . .          28.00          18.00

1999
----
  First Quarter (through March 15, 1999)          32.56          23.50

At March 15, 1999, there were 1,405 shareholders of record. Additionally management believes there are approximately 2,000 beneficial holders of its Common Stock. On March 15, 1999, the closing sales price of Bancorp's common stock on Nasdaq was $32.25.

Bancorp paid cash dividends of $0.40 per share in 1998, and as adjusted for a 5% stock dividend paid August 29, 1997, $0.31 per share in 1997. On February 25, 1999 Bancorp's Board of Directors declared a dividend of $0.26 per share, payable on March 31, 1999. During 1999, Bancorp's Board of Directors will continue its policy of reviewing dividend payments on a semi-annual basis.

During the first six months of 1997, $8.5 million of the Company's 8 1/2 % convertible debentures were converted into 852 thousand shares of common stock. In addition, the Company acquired $2.4 million of debentures with the acquisition of CCBC. These debentures were called for redemption during 1998 with all but $44 thousand converting to common stock at a conversion rate of $15.39 per share.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------

The following table presents selected consolidated financial data for the Company as of and for each of the five years in the period ended December 31, 1998. The statements of operations data and statements of financial condition data for each of the five years in the period ended December 31, 1998 are derived from the consolidated financial statements of the Company and the notes thereto. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. Average assets and equity are computed as the average of daily balances (dollars in thousands, except per share amounts).


                                                                                     At or for the Year Ended
                                                                                           December 31,
                                                             ---------------------------------------------------------------------
                                                                1998           1997(6)        1996(6)       1995(6)        1994(6)
                                                             ---------      ---------      ---------      ---------      ---------
STATEMENTS OF OPERATIONS DATA
  Total interest income. . . . . . . . . . . . . . . .       $  65,102      $  58,565      $  46,371      $  38,141      $  30,610
  Total interest expense . . . . . . . . . . . . . . .          25,620         23,221         17,960         13,972          9,693
                                                             ---------      ---------      ---------      ---------      ---------
  Net interest income. . . . . . . . . . . . . . . . .          39,482         35,344         28,411         24,169         20,917
  Provision for possible loan and lease losses . . . .           2,370          2,799          1,421          1,594          1,141
                                                             ---------      ---------      ---------      ---------      ---------
  Net interest income after provision for possible
    loan and lease losses. . . . . . . . . . . . . . .          37,112         32,545         26,990         22,575         19,776
  Total non-interest income. . . . . . . . . . . . . .          14,601         13,686          9,370         10,147         10,839
  Total non-interest expense . . . . . . . . . . . . .          38,268         31,610         28,478         27,574         23,964
  Provision for income taxes . . . . . . . . . . . . .           5,767          5,673          2,995          1,827          2,427
                                                             ---------      ---------      ---------      ---------      ---------

  Net income . . . . . . . . . . . . . . . . . . . . .       $   7,678      $   8,948      $   4,887      $   3,321      $   4,224
                                                             ---------      ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------      ---------

STATEMENTS OF FINANCIAL CONDITION DATA
  Total assets . . . . . . . . . . . . . . . . . . . .       $ 879,169      $ 786,746      $ 639,718      $ 497,601      $ 416,707
  Loans and leases, net(1) . . . . . . . . . . . . . .         616,274        545,822        430,745        345,358        278,541
  Allowance for possible loan and lease losses . . . .           8,709          7,891          5,647          5,003          4,654
  Total deposits . . . . . . . . . . . . . . . . . . .         782,552        701,001        569,994        435,388        359,603
  Convertible debentures . . . . . . . . . . . . . . .               0          2,468         12,210         14,025         14,025
  Notes payable. . . . . . . . . . . . . . . . . . . .           2,650          2,650          2,650              0              0
  Shareholders' equity . . . . . . . . . . . . . . . .          78,270         69,383         47,285         42,095         38,889

PER SHARE DATA(2)
  Book value . . . . . . . . . . . . . . . . . . . . .       $   14.76      $   13.82      $   12.67      $   11.95      $   10.98
  Net income:
    Basic. . . . . . . . . . . . . . . . . . . . . . .            1.49           1.96           1.35           0.94           1.20
    Diluted. . . . . . . . . . . . . . . . . . . . . .            1.41           1.73           1.10           0.81           1.00
  Cash dividends declared(4) . . . . . . . . . . . . .            0.40           0.40           0.38           0.31           0.14

  Shares used to compute net income per share:
    Basic. . . . . . . . . . . . . . . . . . . . . . .           5,151          4,566          3,622          3,525          3,518
    Diluted. . . . . . . . . . . . . . . . . . . . . .           5,474          5,280          5,014          4,951          4,859

  Dividend payout ratio:
    Basic. . . . . . . . . . . . . . . . . . . . . . .            26.7%          20.2%          28.0%          33.2%          11.3%
    Diluted. . . . . . . . . . . . . . . . . . . . . .            28.2           23.0           34.3           38.5           13.5

SELECTED RATIOS
  Return on average assets . . . . . . . . . . . . . .             0.9%           1.2%           0.9%           0.7%           1.0%
  Return on average shareholders' equity . . . . . . .            10.5           14.9           11.0            8.2           11.3
  Net interest margin(3) . . . . . . . . . . . . . . .             5.3            5.5            5.8            6.3            6.0
  Average shareholders' equity to average assets . . .             8.8            8.4            8.1            9.2            9.1

                                                                                            At or for the Year Ended
                                                                                                  December 31,
                                                                                 --------------------------------------------
                                                                                 1998       1997     1996       1995     1994
                                                                                 ----       ----     ----       ----     ----
ASSET QUALITY RATIOS
  Allowance for possible loan and lease losses
   to total loans and leases . . . . . . . . . . . . . . . . . .                  1.4%      1.4%      1.3%      1.4%      1.6%
  Allowance for possible loan and lease
   losses to nonaccrual loans. . . . . . . . . . . . . . . . . .                100.5     113.6     103.9      76.7     124.4
  Net charge-offs to average loans outstanding . . . . . . . . .                  0.3       0.3       0.2       0.4       0.4
  Nonaccrual and restructured performing loans to total loans. .                  1.7       1.6       1.5       2.0       1.4
  Nonperforming assets to total assets(5). . . . . . . . . . . .                  1.1       1.1       0.9       1.5       1.3

------------------

(1) The term "Loans and leases, net" means total loans, including loans held for sale, less the allowance for possible loan and lease losses.

(2) All per share data has been adjusted to reflect stock dividend and stock splits and has been restated under the guidelines of SFAS 128. See "Market for Bancorp's Common Stock." Book value per share is calculated as total shareholders' equity divided by the number of shares outstanding at the end of the period.

(3)  Ratio of net interest income to total average earning assets.

(4) Dividends declared per share is calculated by dividing the amount of cash dividends by the weighted average number of common shares.

(5) For purposes of this schedule nonperforming assets are defined as nonaccrual loans and other real estate owned.

(6) Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

SELECTED QUARTERLY FINANCIAL INFORMATION

The following table sets forth the Company's unaudited data regarding operations for each quarter of 1998 and 1997. This information, in the opinion of management, includes all adjustments (which are of a normal recurring nature) necessary to state fairly the information therein. The operating results for any quarter are not necessarily indicative of results for any future period (amounts in thousands except per share data).


                                                                        Quarter
                                                    ----------------------------------------------
                                                     First (2)   Second         Third       Fourth
                                                    ----------  --------     --------    ---------
1998
----

Interest income. . . . . . . . . . . . . . .        $ 16,014    $ 16,075     $ 16,543    $ 16,470
Interest expense . . . . . . . . . . . . . .           6,221       6,543        6,685       6,171
                                                    ----------  --------     --------    ---------
Net interest income. . . . . . . . . . . . .           9,793       9,532        9,858      10,299
Provision for possible loan and lease losses             525         905          440         500
                                                    ----------  --------     --------    ---------
Net interest income after provision for possible
  loan and lease losses. . . . . . . . . . .           9,268       8,627        9,418       9,799
Total non-interest income. . . . . . . . . .           2,870       4,050        3,944       3,737
Total non-interest expense . . . . . . . . .           8,733      12,340        8,621       8,574
                                                    ----------  --------     --------    ---------
Income before provision for income taxes . .           3,405         337        4,741       4,962
Provision for income taxes . . . . . . . . .           1,386         416        1,921       2,044
                                                    ----------  --------     --------    ---------

Net income (loss). . . . . . . . . . . . . .        $  2,019      $  (79)     $ 2,820     $ 2,918
                                                    ----------  --------     --------    ---------
                                                    ----------  --------     --------    ---------
Basic earnings per share (1) . . . . . . . .          $ 0.40     $ (0.02)     $  0.54     $  0.55
Diluted earnings per share (1) . . . . . . .            0.37       (0.02)        0.51        0.54


1997 (2)
--------

Interest income. . . . . . . . . . . . . . .        $ 13,139    $ 14,085     $ 15,508    $ 15,833
Interest expense . . . . . . . . . . . . . .           5,305       5,588        6,160       6,168
                                                    ----------  --------     --------    ---------
Net interest income. . . . . . . . . . . . .           7,834       8,497        9,348       9,665
Provision for possible loan and lease losses             539       1,030          615         615
                                                    ----------  --------     --------    ---------
Net interest income after provision for possible
  loan and lease losses. . . . . . . . . . .           7,295       7,467        8,733       9,050
Total non-interest income. . . . . . . . . .           2,220       5,101        3,073       3,292
Total non-interest expense . . . . . . . . .           7,067       8,299        7,852       8,392
                                                    ----------  --------     --------    ---------
Income before provision for income taxes . .           2,448       4,269        3,954       3,950
Provision for income taxes . . . . . . . . .             917       1,651        1,509       1,596
                                                    ----------  --------     --------    ---------
Net income . . . . . . . . . . . . . . . . .        $  1,531    $  2,618     $  2,445    $  2,354
                                                    ----------  --------     --------    ---------
                                                    ----------  --------     --------    ---------
Basic earnings per share (1) . . . . . . . .        $   0.39    $   0.59     $   0.49    $   0.47
Diluted earnings per share (1) . . . . . . .            0.32        0.52         0.46        0.44


(1) All per share data has been adjusted to reflect stock dividend and stock splits and has been restated under the guidelines of SFAS 128.

(2) Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

The Company derives income from four principal revenue sources: (1) net interest income, which is the difference between the interest income the Company receives on interest-bearing loans and investments and the interest expense it pays on interest-bearing liabilities such as deposits and borrowings; (2) the origination and sale of SBA loans including the securitization during 1998 of $85 million in SBA 504 and similar loans and during 1997 of $51 million in unguaranteed portions of SBA loans; (3) servicing fee income and interest only strip income which results from the ongoing servicing of loans sold by the Company; and (4) service charges and fees on deposit accounts.

On April 15, 1998, the Company completed the acquisition of California Community Bancshares Corporation (CCBC) and its wholly owned subsidiary Continental Pacific Bank (CPB), utilizing the pooling-of-interests method of accounting and accordingly, the Company's historical consolidated results have been restated.

Net income for the year ended December 31, 1998 decreased 14%, from $8.9 million during 1997 to $7.7 million during 1998. This decrease resulted from an increase of 21% in non-interest expense. Of the $6.7 million increase in non-interest expense during 1998, $4.0 million relates to non-recurring costs incurred from the Company's acquisition of CCBC. Excluding the after tax effect of these costs would result in net income of $10.5 million during 1998.

Net income for the year ended December 31, 1997 increased by 83%, from $4.9 million during 1996 to $8.9 million during 1997. This increase resulted primarily from an increase in net interest income related to strong asset growth and a $2.6 million gain realized on 1997's securitization.

The following table summarizes the operating results for the years ended December 31, 1998, 1997, and 1996 (amounts in thousands except percentage amounts):

                                                December 31,                    1998 over 1997              1997 over 1996
                                      --------------------------------     -----------------------    -------------------------
                                        1998        1997        1996        Amount   Percentage(1)     Amount     Percentage(1)
                                      -------     -------      -------     -------   -------------    --------    -------------
Total interest income. . . . . .      $65,102     $58,565      $46,371     $ 6,537       11.2%        $ 12,194         26.3%
Total interest expense . . . . .       25,620      23,221       17,960       2,399       10.3            5,261         29.3
                                      -------     -------      -------     -------                    --------
Net interest income. . . . . . .       39,482      35,344       28,411       4,138       11.7            6,933         24.4
Provision for possible
   loan and lease losses . . . .        2,370       2,799        1,421        (429)     (15.3)           1,378         97.0
                                      -------     -------      -------     -------                    --------
Net interest income after
   provision for possible
   loan and lease losses . . . .       37,112      32,545       26,990       4,567       14.0            5,555         20.6
Total non-interest income. . . .       14,601      13,686        9,370         915        6.7            4,316         46.1
Total non-interest expense . . .       38,268      31,610       28,478       6,658       21.1            3,132         11.0
                                      -------     -------      -------     -------                    --------
Income before provision for taxes      13,445      14,621        7,882      (1,176)      (8.0)           6,739         85.5
Provision for income taxes . . .        5,767       5,673        2,995          94        1.7            2,678         89.4
                                      -------     -------      -------     -------                    --------
Net Income . . . . . . . . . . .      $ 7,678     $ 8,948      $ 4,887     $(1,270)     (14.2)        $  4,061         83.1
                                      -------     -------      -------     -------                    --------
                                      -------     -------      -------     -------                    --------

----------
(1)  Increase (decrease) over previous year's amount.


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

                                                          1998 over 1997                    1997 over 1996
                                               ---------------------------------   ---------------------------------
                                                 Volume       Rate       Total       Volume       Rate       Total
                                               ---------   ---------   ---------   ---------   ---------   ---------
INCREASE (DECREASE) IN INTEREST INCOME:
Loans. . . . . . . . . . . . . . . .            $ 5,795     $(1,585)    $ 4,210     $10,383     $(1,210)    $ 9,173
Mutual funds . . . . . . . . . . . .                (10)        (12)        (22)        111        (142)        (31)
Taxable securities . . . . . . . . .                251        (274)        (23)      1,927         141       2,068
Tax-exempt securities. . . . . . . .                284         (23)        261          88         (12)         76
Federal funds sold(2). . . . . . . .              2,086         (56)      2,030         799          40         839
Other. . . . . . . . . . . . . . . .                 59          22          81          84         (15)         69
                                               ---------   ---------   ---------   ---------   ---------   ---------
Total. . . . . . . . . . . . . . . .              8,465      (1,928)      6,537      13,392      (1,198)     12,194
                                               ---------   ---------   ---------   ---------   ---------   ---------

INCREASE (DECREASE) IN INTEREST EXPENSE:
Deposits:
  Savings deposits . . . . . . . . .                 29         (30)         (1)         15           5          20
  Transaction accounts(1). . . . . .                991        (157)        834       1,435         335       1,770
  Time deposits. . . . . . . . . . .              2,025        (415)      1,610       3,715         300       4,015
                                               ---------   ---------   ---------   ---------   ---------   ---------
Total. . . . . . . . . . . . . . . .              3,045        (602)      2,443       5,165         640       5,805
                                               ---------   ---------   ---------   ---------   ---------   ---------
Other. . . . . . . . . . . . . . . .                119          70         189          15         230         245
Convertible debentures . . . . . . .               (205)        (28)       (233)       (620)       (169)       (789)
                                               ---------   ---------   ---------   ---------   ---------   ---------
Total. . . . . . . . . . . . . . . .              2,959        (560)      2,399       4,560         701       5,261
                                               ---------   ---------   ---------   ---------   ---------   ---------
Increase in
  net interest income. . . . . . . .            $ 5,506     $(1,368)    $ 4,138     $ 8,832     $(1,899)    $ 6,933
                                               ---------   ---------   ---------   ---------   ---------   ---------
                                               ---------   ---------   ---------   ---------   ---------   ---------

(1) Includes money market savings accounts.
(2) Includes securities purchased under agreements to resell.

As disclosed in the foregoing table, the Company's net interest income in 1998 and 1997 increased over preceding years. In both 1998 and 1997 volume increases were primarily related to an increase in the asset size of the Company. During 1998 and 1997, total daily average assets increased by 16.3% and 30.2%, respectively. Total daily average interest-earning assets increased by 16.7% in 1998 and 31.3% in 1997. During these same periods, the volume component of the increase in net interest income was 15.6% and 31.1%, respectively.

The Company has funded much of its growth through the use of interest-bearing deposits. The Company charges interest rates and fees in accordance with market interest rates, general economic conditions, capital and liquidity constraints, and desired net interest margin levels.

Approximately 57% of the Company's loan portfolio consists of variable rate loans tied to the prime rate for leading banks and as used by the Company ("prime rate"). An additional 18% are variable rates tied to other indexes. The prime rate is influenced by forces outside the Company's control. Because the Company has a lower volume of variable rate deposits than variable rate loans, the Company would expect to incur a reduction in its net interest margin when interest rates fall, and when interest rates rise, the reverse would be expected to apply.

For additional discussion of the Company's interest rate risk management, see "Quantitative and Qualitative Disclosures About Market Risk".

The average prime rate for 1998 was 8.35% compared to 8.44% in 1997. This decrease equates to a negative rate variance on loans tied to prime in 1998 of $0.3 million. In total, the Company experienced an actual negative rate variance of $1.6 million. The difference includes a decrease in the
contribution of loan fees.   As a percentage of average loans, loan fees
represented 0.23% in 1998, 0.30% in 1997 and 0.41% in 1996. In addition to the effect of loan fees on yield, other factors resulting in a reduction in yield during 1998 and 1997 include aggressive growth in the loan portfolio, the 1997 securitization and a movement to more fixed rate loan products.

The Company has been aggressive in growing its loan portfolio and has encountered price competition for larger, higher quality loans, and the decrease in loan yields reflects this. Average loans increased by 11.5% in 1998 and 25.2% in 1997. In addition to the effect of competition on loan yield, the Company's 1997 securitization had the effect of reducing the Company's overall loan yield. Loans included in this securitization generally earned interest at a higher rate than the weighted average rate of the Company's remaining loan portfolio.

Additionally, the Company has been increasing the amount of loans in its portfolio with fixed rates that may reset after approximately five years and are priced based on a spread over the five year Treasury rates. These loans generally have a lower rate than the current rate earned on the Company's variable rate loans.

In 1997, the average prime rate was 8.44% compared to 8.27% for 1996. This 1997 increase equated to a positive price variance on loans tied to prime in 1997 of $0.5 million. However, the Company's entire loan portfolio experienced a negative price variance of $1.2 million. The difference includes a decrease in the contribution of loan fees, increased competitive pressures, the 1997 securitization and decreases in yield on variable rate loans tied to lagging indexes such as certificates of deposit index and cost of funds index.

The positive volume variance in federal funds sold during 1998 and 1997 resulted from the Company's increase in liquid assets as its overall size increased. During 1998 and 1997 the Company also experienced several months when it held a large amount of federal funds sold related to the cash infusion from its 1998 and 1997 securitizations. The 1998 securitization resulted in a larger cash infusion and therefore had a larger impact on federal funds sold. Those funds were used to support loan growth and lessen the Company's reliance on out-of-area CDs. In addition, a higher level of federal funds sold was desired given the increase in loan funding levels.

The 1998 and 1997 rate variances in federal funds sold are primarily attributed to the interest rate changes during these periods.

During 1998 and 1997 the Company increased its holding of guaranteed portions of SBA loans. These loans, which can be sold in relatively short periods of time, provide an available source of additional liquidity. During 1998 and 1997 the Company decreased its reliance on short-term U.S. securities in funding its liquidity needs while increasing its holdings of longer term tax-exempt securities. These tax-exempt securities provide an attractive investment alternative given the current interest rate environment and the increase in the average maturity of the investment portfolio is consistent with the additional sources of short-term liquidity.

The Company increased its U.S. Government security portfolio during 1997 primarily to meet its requirement for the pledging of these and similar securities to support public deposits. Average public deposits, exclusive of deposits acquired in the acquisition of CCBC, increased from $13.8 million in 1996 to $26.8 million in 1997. The increase in investment securities in 1998 relates primarily to growth in the Company's asset base.

The positive rate variance in 1997 in taxable investment securities includes the effect of an increase in mortgage-backed securities in the Company's investment portfolio and market interest rate conditions. The negative rate variance in 1998 primarily relates to market conditions.

Mutual funds consist of investments in mutual funds whose assets are invested primarily in U.S. government securities. The increase in volume and decline in rate during 1997 relates to the acquisition of a mutual fund purchased primarily for tax planning purchases. The Company sold its remaining mutual fund investments during 1998.

The average balance and average rate paid on interest bearing transaction accounts, including money market savings accounts, and time certificates of deposit during 1998 and 1997 are as follows:

                                            Year Ended December 31,
                             -------------------------------------------------
                                            (Dollars in thousands)
                                       1998                    1997
                             -----------------------   -----------------------
                             Transaction     Time      Transaction     Time
                             -----------   ---------   -----------   ---------
Average Balance. . . . .       $251,246    $308,363      $218,239    $272,611
Rate paid. . . . . . . .           2.94%       5.53%         3.00%       5.66%

The rates paid on the Company's deposits are primarily driven by market conditions in its service areas.

The Company has been successful in expanding its deposits throughout its branch network, but the largest increases have been generated at its Sacramento, California operations, and its Northern Nevada operations. During 1995, the Company opened four new branches located in Carson City, Nevada, and in Sacramento, South Grass Valley and Auburn, California. During the fourth quarter of 1996, CCBC purchased a branch located in Concord, California, and in June, 1997, the Company purchased Mercantile Bank, with its sole branch located in downtown Sacramento, California. Additionally, during 1996 the Company moved its Reno, Nevada branch into a larger facility.

Of the total $33 million increase in average interest bearing transaction accounts during 1998, $15 million relate to the Company's Reno and Carson City branches and $14 million to its Sacramento operations. Average time deposits increased by $36 million during 1998, of which $22 million relates to the Company's Nevada operations and $18 million relates to Sacramento, California operations. The Company was successful in reducing its reliance on out-of-area CDs. Average out-of-area CDs decreased by $19 million in 1998. Average interest bearing transaction accounts at the former CCBC branches increased by $2 million and average time deposits at these branches increased by $3 million.

Average interest bearing transaction accounts increased by $50.4 million in 1997. Average interest bearing transaction accounts increased in 1997 by $22 million at the branches added in 1995.

The downtown Sacramento facility purchased in 1997 added average interest bearing transaction accounts totaling $8.4 million while the Reno facility grew its average interest bearing transaction accounts by $12 million.

Average time deposits increased by $66.9 million during 1997. Of this increase $33.3 million was generated at the four branches opened in 1995, $7.3 at the new downtown Sacramento facility and $7.6 million at the Reno facility. Average
out-of-area CDs decreased by $4.7 million.   The former CCBC branches
contributed $7.6 million in growth in interest-bearing transaction accounts and $9.7 million in growth in average time deposits during the 1997 period.

The rate variance in other interest bearing liabilities during 1998 and 1997 includes the effect of the Company's interest rate swap agreements and the interest component of payments made under the Company's Salary Continuation and Director Emeritus plans.

The negative rate and volume variances during 1998 and 1997 in convertible debentures relate to the conversion into common stock. When presented for conversion any accrued but unpaid interest on debentures was forfeited by the debenture holder.

The Company announced during 1998 and 1997 that it would redeem its outstanding convertible debentures. The debentures called for redemption in 1998 were acquired upon the acquisition of CCBC. Because the Company's stock was trading at a price significantly above the redemption price, most debenture holders chose to convert the debentures into common stock prior to the redemption dates.

PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES. At December 31, 1998, approximately 74% of the Company's loan portfolio was held in loans collateralized primarily by real estate. Particular attention is given by the Company to factors affecting the real estate markets. The primary risk elements considered by management with respect to commercial real estate loans are changes in real estate values in the Company's market area and general economic conditions. The primary risks associated with other commercial loans are the financial condition of the borrower, general economic conditions in the Company's market area, the sufficiency of collateral, the timeliness of payment and interest rate fluctuations. The primary risk elements considered by management with respect to other loans are the lack of timely payment and the value of collateral. The Company has a reporting system that monitors past due loans and management has adopted policies to preserve the Company's position as a creditor.

The Company maintains its allowance for estimable loan and lease losses to provide for potential losses inherent in its loan and lease portfolio. The allowance is established through charges to earnings in the form of a provision for possible loan and lease losses. Loan losses are charged to, and recoveries are credited to, the allowance for possible loan and lease losses. The provision for possible loan and lease losses is determined after considering various factors such as loan loss experience, current economic conditions, maturity of the loan portfolio, size of the loan portfolio, industry concentrations, borrower credit history, the existing allowance for possible loan and lease losses, independent loan reviews, current charge-offs and recoveries and the overall quality of the portfolio, as determined by management, regulatory agencies and independent credit review consultants retained by the Company.

In evaluating the Company's allowance for possible loan and lease losses, management considers the credit risk in the various loan categories in its portfolio. Historically, most of the Company's loan losses have been in its commercial lending portfolio which includes SBA loans and local commercial
loans.   From the inception of its SBA lending program in 1983, the Company has sustained relatively low level of losses from these loans, averaging less than 0.5% of loans outstanding per year. During 1996, net losses in the SBA loan portfolio were an unusually low $27 thousand. For 1997, SBA net loan losses totaled $763 thousand and 1998 net losses totaled $653 thousand.

The provision for loan and lease losses was $2.4 million and $2.8 million for the years ended December 31, 1998 and 1997, respectively. The provision for both years includes the effect of growth in the loan portfolio. Unguaranteed loans increased $61 million and $93 million during 1998 and 1997, respectively. The increase in the provision in 1998 and 1997 includes additional amounts to reestablish the level of reserves after net loan losses of $1.6 million and $1.4 million, respectively.

The allowance for possible loan and lease losses as a percentage of loans and leases was 1.39% at December 31, 1998, 1.43% at December 31, 1997 and 1.29% at December 31, 1996. The increase of 0.10% in the allowance for possible loan and lease losses as a percentage of loans from December, 1996 includes 0.09% related to the acquisition of Mercantile Bank. Guaranteed portions of loans were $72.3 million and $62.5 million at December 31, 1998 and 1997, respectively.
Excluding loans and portions of loans guaranteed by the federal government, the allowance for possible loan and lease losses to total loans and leases was 1.58% at December 31, 1998 and 1.61% at December 31, 1997.

Of total gross loans and leases at December 31, 1998, $8.7 million were considered to be impaired. The allowance for possible loan and lease losses included $1.1 million related to these loans. The average recorded investment in impaired loans during the year ended December 31, 1998 was $7.3 million.

For additional discussion see "Businesses - Asset Quality."

The following table sets forth the ratio of nonaccrual loans to total loans, the allowance for possible loan and lease losses to nonaccrual loans and the ratio of the allowance for possible loan and lease losses to total loans and leases, as of the dates indicated.

                                                            December 31
                                                   --------------------------
                                                    1998      1997      1996
                                                   ------    ------    ------
Nonaccrual loans to total loans and leases           1.4%      1.3%      1.2%
Allowance for possible loan and lease
  losses to nonaccrual loans                       100.5%    113.6%    103.9%
Allowance for possible loan and lease
  losses to total loans and leases                   1.4%      1.4%      1.3%

If the guaranteed portions of loans on nonaccrual status, which total $2.0 million, are excluded from the calculations, the ratio of nonaccrual loans to total loans and leases at December 31, 1998 declines to 1.1% and the allowance for possible loan and lease losses to nonaccrual loans increases to 131.4%.

At December 31, 1997, excluding the guaranteed portions of loans on nonaccrual, these same percentages were 0.9% and 155.9%, respectively.

The following table sets forth the amount of the Company's nonperforming loans as of the dates indicated (amounts in thousands).

                                                                          December 31
                                                                   --------------------------
                                                                    1998      1997      1996
                                                                   ------    ------    ------
Nonaccrual loans:

 SBA . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $4,736    $5,307    $4,985
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,928     1,642       448

Accruing loans past due 90 days or more:

 SBA . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $2,795    $1,127    $1,071
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          361       449     1,128

Restructured loans (in compliance with modified terms) . . .       $1,916    $1,922    $1,249

Management considers the allowance of $8.7 million at December 31, 1998, to be adequate as a reserve against foreseeable losses at that time.

TOTAL NON-INTEREST INCOME. Total non-interest income for the year ended December 31, 1998 increased by 6.7% from the 1997 level. For 1997 non-interest income increased by 46.1% as compared to 1996.

The following table summarizes the principal elements of total non-interest income and discloses the increases (decreases) and percent of increases (decreases) for 1998 and 1997 (amounts in thousands except percentage amounts):

                                                                                        Increase (Decrease)
                                                                          -----------------------------------------------
                                            Year Ended December 31,             1998 over 1997           1997 over 1996
                                      --------------------------------    ------------------------    -------------------
                                        1998        1997        1996       Amount       Percentage    Amount    Percentage
                                      -------     -------      -------    --------      ----------    -------   ----------
Service charges. . . . . . . . .      $ 3,475     $ 3,207      $ 2,565    $    268          8.4%    $    642        25.0%
Securities gains . . . . . . . .          326          51           75         275        539.2          (24)      (32.0)
Net gain on sale of loans. . . .        2,020         694          479       1,326        191.1          215        44.9
Net gain on securitization . . .          890       2,626            0      (1,736)       (66.1)       2,626       100.0
Net loan servicing income
 and I/O strip income. . . . . .        4,230       4,595        4,100        (365)        (7.9)         495        12.1
Real estate income . . . . . . .          504         503          542           1          0.2          (39)       (7.2)
Other income . . . . . . . . . .        3,156       2,010        1,609       1,146         57.0          401        24.9
                                      -------     -------      -------    --------                   --------
                                      $14,601     $13,686      $ 9,370    $    915          6.7      $ 4,316        46.1
                                      -------     -------      -------    --------                   --------
                                      -------     -------      -------    --------                   --------

Service charges on deposit accounts increased by 8.4% and 25% during 1998 and 1997, respectively. The increase during 1997 resulted from a change in service charge structure during February of 1997 and growth in the Company checking account deposit base. 1998's income reflects the Company's growth.

During September 1998 the Company sold $7.1 million of investment securities and recorded a gain of $314 thousand on sale. This sale was made to take advantage of market conditions. U.S. Treasury securities were sold and replaced with U.S. agency securities having a similar remaining life.

In 1998 the Company completed a securitization of $85 million in SBA 504 and similar loans and recorded a gain of $890 thousand on this transaction. Related to this transaction the Company recorded a recourse obligation of $2.8 million, representing the present value of projected future losses, and interest-only strips receivable totaling $8.8 million.

In 1997 the Company completed its first securitization of the unguaranteed portion of SBA 7(a) loans. This sale included over $51 million in loans. A gain of approximately $2.6 million was recorded upon this sale. Related to this transaction the Company recorded a recourse obligation of $3.3 million. This represents the present value of projected future losses. In addition the Company's interest-only strips receivable, excluding the fair market value adjustment, increased by approximately $4 million related to the securitization and discount on loans decreased by approximately $2.6 million.

Because the average yield on the loans included in 1998's securitization was lower than the average yield on loans in the Company's 1997 securitization the gain on this securitization was substantially lower than the 1997 gain.

Sales of the guaranteed portion of SBA 7(a) loans in 1998, 1997 and 1996 were $32.3 million, $9.6 million, and $6.9 million, respectively. In 1995 the Company altered its strategy with respect to the sale of SBA 7(a) loans. Rather than continuing to sell the guaranteed portion of the portfolio the Company began to retain the guaranteed portion and to securitize and sell portions of unguaranteed SBA loans. The SBA loan sales in 1997 were made both to facilitate the securitization and to reduce industry concentrations. The 1996 sales were made primarily to reduce the Company's balance of loans to the hotel/motel industry. By selling these guaranteed portions the Company is able to take advantage of new lending opportunities in this industry while maintaining an acceptable concentration level.

The Company intends to continue to hold a significant percentage of the guaranteed portions of SBA loans in its portfolio; however with the increase in prepayments, management believes it is prudent to increase its sales of SBA loans into the secondary market. 1998's increase in loan sales reflects this strategy. The Company currently expects to sell up to $40.0 million in guaranteed portions of SBA loans during 1999. Saleable guaranteed portions of SBA loans in the Company's loan portfolio at December 31, 1998 totaled $54 million.

In addition to sales of SBA 7(a) loans the Company sells the guaranteed portion of the Business & Industry loans ("B&I") loans it generates. Sales of the guaranteed portion of B&I loans totaled $10.4 million in 1997, and $3.6 million
in 1996. There were no sales of B & I loans in 1998.   Because B&I loans tend to
have a lower yield than SBA loans, the Company intends to sell the government guaranteed portion of the B&I loans it originates.

To support its SBA program the Company relies in part on third party SBA loan packagers. The packagers refer proposed SBA loans to the Company and provide certain services to the borrowers. The packagers receive fees of a fixed amount from the borrowers, not exceeding limits prescribed by the SBA, for preparing the SBA loan application for the borrower. They also receive a fee from the Company for referring the loans. These referral fee payments are included in the basis of loans and hence are not disclosed separately in the Company's financial statements.

The Company expanded its ability to generate an increased volume of SBA loans through the establishment of new loan production offices ("LPO"s) in Fresno in December 1995, in Oregon, Colorado and Tennessee during 1997 and in Florida, Washington, Oregon, Alabama, Georgia, Texas, and Tennessee in 1998. Depending on individual circumstances the Company staffs an LPO either with full time employees or will enter into an agency relationship with an independent third party.

LPO offices located in Jacksonville, Florida, Atlanta, Georgia, Huntsville, Alabama and Portland, Oregon (one of two offices) are staffed by third party independent contractors. Those relationships provide for a base fee and a referral fee on loans generated.

Net loan servicing and I/O strip income decreased by 7.9% in 1998 compared to 1997. This compares to an increase of 12.1% in 1997 from 1996. Net loan servicing and I/O strip income primarily consists of income generated from previously sold or securitized SBA loans. Servicing and I/O strip income on SBA loans is reported net of the amortization of the related servicing and I/O strip assets. Amortization is based on the expected average life of the related loans.

1998's decrease in net loan servicing and I/O strip income is related to an increase in amortization of these assets. Servicing and interest-only strip income totaled $7.7 million during 1998 and $6.3 million during 1997. Included in 1998's income is $1.5 million related to the 1998 securitization. Amortization, including a $420 thousand valuation allowance on the company's servicing assets, totaled $3.5 million in 1998 and $1.7 million during 1997.

The increase in net servicing and I/O strip income during 1997 relates to the June 1997 securitization of $51 million in unguaranteed portions of SBA loans. Servicing and I/O strip income exclusive of amortization increased from $5.6 million in 1996 to $6.3 million in 1997. A decline of approximately $300 thousand would have been experienced in 1997 absent the securitization. These declines relate to payments on existing loans including normal amortization and prepayments.

During 1997 and continuing into 1998, the Company has experienced an increase in the prepayment speed of its SBA loan portfolio. In response to this increase in prepayments, the Company increased the speed at which it amortizes its servicing and interest-only strip assets. This had the effect of increasing amortization the Company would have recorded in 1998 by approximately $1 million. During 1998 the Company has recorded a valuation allowance on its servicing assets totaling $420 thousand. The offset to this valuation allowance is a reduction in service fee income.

Income from real estate relates to Pacific Plaza East, a 32,000 square foot commercial office building in Vacaville, California. The decline in income on the property during 1997 was due to a reduction in the occupancy rate from 100% in 1996 to 93% in 1997. At December 31, 1997 and 1998, the building was approximately 84% occupied. The Company anticipates selling the property in 1999.

Other income consists primarily of merchant credit card fees, the sales of mutual funds and annuities through a third party marketer and rental income. The increase in other income in 1998 includes $134 thousand in merchant credit card fees and $84 thousand rental income.

There was no significant change during 1998 in revenue from sales of mutual funds and annuities. During 1998 the Company outsourced its official checks to a third party. This has the effect of reducing non-interest-bearing demand deposits, but the loss of those deposits is offset by fees paid to the Company by the third party. Fees from this source contributed approximately $170 thousand to the increase in non-interest income. In addition, other income in 1998 includes $455 thousand related to a decrease in the estimated recourse obligation recorded on the 1997 securitization.

The increase in other income during 1997 includes $74 thousand in rental income, $179 thousand in income from the sale of mutual funds and annuities and a $131 thousand insurance recovery of legal costs incurred in prior years.

The increase in revenue from the sale of mutual funds and annuities during 1997 was primarily related to an increase in emphasis on and staffing for this activity.

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

The following table presents the ratio of major non-interest expense categories to total average assets (in thousands except for percentage amounts):

                                          Salaries    Occupancy
                                            and          and          Other
        Year Ended         Average        Related     Equipment    Non-Interest
       December 31,        Assets         Benefits    Expenses       Expenses
       ------------      ---------       ---------    ----------   ------------
          1998           833,977            2.5%         0.8%          1.3%
          1998(1)        833,977            2.2          0.8           1.2
          1997           717,099            2.4          0.8           1.3
          1997(2)        717,099            2.4          0.8           1.2
          1996           550,598            2.8          0.9           1.5

     (1)  Excludes merger costs of $3,971 thousand.
     (2)  Excludes merger costs of $433 thousand.

The following table summarizes the principal elements of non-interest expenses and discloses the increases (decreases) and percent of increases (decreases) for 1998 and 1997 (amounts in thousands except percentage amounts):

                                                                                            Increase (Decrease)
                                                                              -----------------------------------------------
                                             Year Ended December 31,               1998 over 1997          1997 over 1996
                                        --------------------------------      ----------------------   ----------------------
                                          1998         1997        1996        Amount     Percentage   Amount      Percentage
                                        -------      -------     -------      --------    ----------   -------     ----------
Salaries and related benefits. .        $19,832      $15,870     $15,054      $ 3,962        25.0%     $   816         5.4%
Bonuses. . . . . . . . . . . . .            994        1,015         374          (21)       (2.1)         641       171.4
Occupancy and equipment. . . . .          6,466        5,653       4,852          813        14.4          801        16.5
Insurance. . . . . . . . . . . .            376          336         335           40        11.9            1         0.3
Postage. . . . . . . . . . . . .            573          476         438           97        20.4           38         8.7
Stationery and supplies. . . . .            669          619         639           50         8.1          (20)       (3.1)
Telephone. . . . . . . . . . . .            589          539         461           50         9.3           78        16.9
Advertising. . . . . . . . . . .          1,062          774         721          288        37.2           53         7.4
Legal fees . . . . . . . . . . .            479          334         666          145        43.4         (332)      (49.8)
Consulting fees. . . . . . . . .          1,243        1,113         671          130        11.7          442        65.9
Audit and accounting fees. . . .            415          370         229           45        12.2          141        61.6
Directors' fees and expenses . .            462          597         506         (135)      (22.6)          91        18.0
Real estate. . . . . . . . . . .            305          377         300          (72)      (19.1)          77        25.7
Sundry losses. . . . . . . . . .            733          580         839          153        26.4         (259)      (30.9)
Other. . . . . . . . . . . . . .          4,070        2,957       2,393        1,113        37.6          564        23.6
                                        -------      -------     -------      -------                  -------
                                        $38,268      $31,610     $28,478      $ 6,658        21.1      $ 3,132        11.0
                                        -------      -------     -------      -------                  -------
                                        -------      -------     -------      -------                  -------

Of the $6.7 million increase during 1998 in non-interest expense, $4.0 million relates to non-recurring merger expenses related to the Company's acquisition of CCBC. Salaries and related benefits include merger costs of $2.4 million and consulting includes merger costs of $629 thousand. Included in 1997's non-interest expense is $433 thousand of merger expense of which $250 thousand was in consulting costs, $95 thousand in legal costs and $88 thousand in audit and accounting fees. Excluding merger costs totaling $358 thousand, base salaries increased by $328 thousand or 2.8%. Savings related to the consolidation of CCBC into SWB were partially offset by expansion of the Company's operations, primarily its SBA operations. The largest single increase in salaries and related benefits during 1998 was a $0.9 million increase in commission and incentive payments, primarily related to SBA lending activities.

The increase in base salary expense during 1997 relates to the Company's growth including the downtown Sacramento branch and the government guaranteed lending offices, and an increase in loan and deposit volumes. This was partially offset by reductions in the Company's workforce related to an outside consultant's review of the Company's operations. In total, base salaries and wages increased by $168 thousand over 1996 levels. Commission and incentive costs increased by $800 thousand from 1996 levels. The increase in commission and incentive costs during 1997 was primarily related to increased SBA lending activity including the 1997 securitization and an expanded commission program designed for the Company's non-SBA lending officers and business development officers. Consistent with an increase in volume, commissions paid to the Company's noninsured product representatives increased by $97 thousand in 1997 as compared to 1996.

The increase in bonus expense in 1997 relates to bonuses earned by the Company's senior management. Bonuses are payable to non-commissioned Senior Vice Presidents and above, exclusive of the CEO, Chief Counsel and Chief Auditor, upon achieving certain predefined goals. Bonus expense related to this plan totaled $422 thousand in 1997. No bonuses were paid under this plan in 1996.

Bonus expense in 1998 related to the Company's senior management totaled $696 thousand. Of this amount, $331 thousand relates to costs under the Company's bonus plan and $365 thousand relates to discretionary bonus payments made to the Company's CEO, CFO, Chief Auditor and the Company's in house attorney.

The CEO, General Counsel and Chief Auditor are not included in the senior management incentive plan. Their bonuses are determined by the Company's Board of Directors. Bonus expense for these individuals totaled $200 thousand in 1997. This compares to $37 thousand in 1996 related to the Audit and Legal departments.

Included in 1998's occupancy and equipment expenses is $164 thousand in merger related costs.

The balance of the increase includes the upgrading of the Company's PC network and growth in the Company, including the addition of Mercantile Bank in June of 1997 and various SBA loan offices.

The rise in occupancy and equipment expense during 1997 is primarily attributable to maintenance and repair costs on an expanded computer hardware and data communications network, as well as depreciation on an increased base of fixed assets. Specifically, $388 thousand relates to the acquisition of Mercantile Bank and expansion of our branches in Reno and Carson City, Nevada. In addition, 1997's occupancy costs includes the effect of the Concord branch purchased in October, 1997. The increase in insurance expense during 1998 was related to $42 thousand in merger costs. The increase in postage primarily relates to the increase in size of the Company. Stationery costs in 1998 included $17 thousand in merger related costs. Telephone costs during 1997 and 1998 included the costs of an expanded branch system and an upgrade and expansion of the Company's data communication telephone lines. The increase in advertising costs in 1998 reflects an expanded advertising budget to support the Company's growth.

The increase in legal expenses, consulting expense and accounting expense in 1998 relates primarily to merger costs. Legal expense includes merger costs of $220 thousand. Consulting costs related to the CCBC acquisition in 1998 were $629 thousand and non-recurring merger related accounting costs were $131 thousand. An additional component of the increase in consulting costs in 1998 were costs related to the implementation of procedures and processes required to document the Company's internal controls and compliance with law as required under the FDIC Improvement Act of 1991.

The high level of legal expense during 1996 relates primarily to two litigation matters. One matter went to trial in June 1996 and was decided in the Company's favor. Increased costs were incurred in the second matter, which is ongoing and relates to a property acquired by the Company through foreclosure and subsequently sold.

During the first quarter of 1997, the Company engaged an outside consulting firm to assist in identifying opportunities to reduce operating expenses and to recommend more efficient methods of operating. The increase in consulting costs is primarily related to this engagement. Total consulting expense related to this engagement in 1997 was $544 thousand. Additionally, consulting costs in 1997 included $250 thousand related to the Company's acquisition of CCBC. The increase in audit and accounting fees during 1997 primarily relates to merger costs and costs associated with the June 1997 securitization.

The decrease in Directors' expenses in 1998 and increase in 1997 relates to the Company's Directors Deferred Compensation and Stock Award Plan. This plan allows for the deferral of Director fees in the form of phantom shares of common stock. As the market value of the Company stock increases, an adjustment to reflect the increased value of this phantom stock is recorded as Director Expense. Conversely, a decrease in value, as experienced in 1998, results in a credit to expense.

The increase in real estate expense during 1997 relates to a $59 thousand write down of the carrying value of undeveloped property.

Sundry losses in 1998 include approximately $200 thousand in write downs in the value of OREO properties and $139 thousand in merger related costs. 1997's sundry losses primarily relate to charges for a reduction in staffing. 1996's losses primarily relate to $352 thousand related to a reduction in staffing and $114 thousand related to a servicing error on an SBA loan.

The increase in other expense in 1997 and 1996 primarily relates to the Company's growth. The increase during 1998 includes growth in the Company, a $300 thousand increase in costs related to an expansion of the Company's non-interest bearing title company account relationships, $109 thousand related to an increase in the amortization of intangibles recorded upon the acquisition of Mercantile Bank, and approximately $140 thousand related to the reclassification of certain data communication expenses from equipment expense to other expense.

PROVISION FOR INCOME TAXES. Provision for income taxes have been made at the prevailing statutory rates and include the effect of items which are classified as permanent differences for federal and state income tax. The provision for income taxes was $5,767 thousand, $5,673 thousand and $2,995 thousand for the years ended December 31, 1998, 1997 and 1996, respectively, representing 42.9%, 38.8% and 38.0% of income before taxation for the respective periods. The increase in the 1998 percentage primarily relates to certain merger expenses which may not be deductible for federal and state taxes.

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

The Company has various sources of liquidity. Increases in liquidity result from the maturity or sale of assets. Other than cash itself, short-term investments like federal funds sold and securities purchased under agreements to resell are the most liquid assets. Also, investment securities available for sale can be sold prior to maturity as part of prudent asset/liability management in response to changes in interest rates and/or prepayment risk as well as to meet liquidity needs. Additionally, liquidity is provided by loan repayments and by selling loans in the normal course of business. At December 31, 1998, the Company had $57.2 million in guaranteed portions of SBA loans available for sale, most of which could be sold within a short period of time compared to $49.1 million of SBA loans available for sale at December 31, 1997. In management's view, these loans represent an available source of liquidity. Deposits such as demand deposits, savings deposits and retail time deposits also provide a source of liquidity. They tend to be stable sources of funds except that they are subject to seasonal fluctuations. The Company maintains an adequate level of cash and quasi-cash items to meet its day-to-day needs and in addition, at December 31, 1998, the Company had unsecured lines of credit totaling $32.4 million with its correspondent banks.

During both 1998 and 1997 the Company completed a securitization of SBA loans. The Company believes that it has now established the ability to securitize and sell SBA loans and has incorporated the ability to securitize nonguaranteed SBA loans into liquidity strategies.

Cash and due from banks, federal funds sold, and securities purchased under agreements to resell as a percentage of total deposits were 8.7% at December 31, 1998 as compared to 11.5% at December 31, 1997. Although a decrease in the percentage for 1998 was experienced this was offset by the additional liquidity provided by the increase in SBA loans available for sale. Cash and due from banks totaled $53.5 million at December 31, 1998 as compared to $58.3 million at December 31, 1997, and federal funds sold and securities purchased under agreements to resell totaled $14.4 million at December 31, 1998 as compared to $22.3 million at December 31, 1997. The uninsured portion of federal funds sold together with the uninsured portion of cash deposited with other institutions totaled $13.4 million as of December 31, 1998. In the event of a failure of any of these institutions, the Company could lose all or part of its deposits. To mitigate this risk, the Company periodically examines the financial statements of these institutions and limits the amount it deposits with any single institution.

Total loans and leases, exclusive of the allowance for possible loan losses, increased by $71.3 million from $553.7 million at December 31, 1997 to $625.0 million at December 31, 1998. The increase included $16.9 million in SBA loans, $27.8 million in other commercial loans and $34.7 million in real estate and equity lines of credit. Other loans decreased by $0.3 million and leases decreased by $7.8 million. The increase in SBA loans relates to an increase in lending directed towards the SBA's 504 program and to an increase in the volume of new loan originations. The increase in other loans reflects the Company's efforts to expand and diversify its non-SBA lending activities. Exclusive of the 1998 securitization the increase in loans would have totaled $147.7 million. The increase in the loan portfolio since December 31, 1997 was funded with increased deposits.

Deposits increased by $81.6 million from $701.0 million at December 31, 1997 to $782.6 million at December 31, 1998. This included increases of $35.0 million in interest-bearing transaction and money market accounts, $15.1 million in non-interest-bearing demand accounts, $31.1 million in time deposits and $0.3 million in savings accounts. The Company has been successful in expanding its deposits throughout its branch network, however the largest increases during 1998 have been generated at its Northern Nevada locations. Deposits at the Company's Reno, Nevada branch increased by $16.3 million and the Carson City, Nevada branch deposits increased by $20.5 million. During 1996 the Company moved its Reno, Nevada branch into an enlarged facility. The Carson City branch was opened during 1995 and has experienced strong deposit growth during each of its first three full years of existence.

In part to mitigate the effect of seasonality of its deposit sources which is due to the local tourist-based economy in part of the Company's service area and in part to provide interim financing of loans the Company intends to securitize, SierraWest Bank utilizes a "money desk" to solicit out-of-area CDs. These CDs supplement its other deposit sources, provide additional liquidity and additionally, help support its loan growth. These deposits, which at December 31, 1996, 1997 and 1998 totaled $45.8 million, $10.1 million and $9.4 million, respectively, represented 8.0%, 1.4% and 1.2% of total deposits as of December 31, 1996, 1997 and 1998, respectively.

To attract out-of-area CDs, SierraWest Bank subscribes to a listing service which lists nationally the rate the Bank is prepared to pay. Customers call SierraWest Bank directly and place deposits. Additionally, beginning in 1995 SierraWest Bank began accepting referrals by brokers which can result in a slightly lower cost of those deposits. At December 31, 1998 $12.5 million of CDs are classified as brokered deposits. To attract deposits, SierraWest Bank pays a market rate which may at times be above the comparable rate offered by SierraWest Bank to its local depositors. The overhead costs associated with these out-of-area deposits is, however, lower than that for local deposits since local deposits require the use of bank branch facilities and hence the Company believes the cost of these funds does not normally exceed the cost SierraWest Bank incurs to generate comparable deposits through its branch system. While out-of-area deposits are acquired at an acceptable cost, SierraWest Bank monitors the level of these deposits because it is concerned that out-of-area deposits are more rate sensitive and volatile and that there may be some exposure for increased costs in the future should the supply tighten. If interest rates rise rapidly, the Company's reliance on these deposits could have an adverse impact on net interest income if the costs to retain those deposits rise faster than rates charged on interest-earning assets.

CAPITAL RESOURCES

On February 25, 1999, the Company entered into an Agreement and Plan of Merger with BancWest Corporation. Under the terms of the Plan BancWest will acquire all the outstanding common stock of the Company in exchange for 0.82 shares of BancWest common stock. The merger, which is expected to close in the third quarter of 1999 is subject to the approval of the Company's shareholders, various regulatory agencies and certain other conditions. The transaction is expected to be accounted for under the pooling-of-interests accounting method.

Concurrently with the execution and delivery of the merger agreement, BancWest and the Company entered into a stock option agreement. Under the stock option agreement, the Company gave BancWest an option to purchase up to 1,059,490 shares of the Company common stock representing approximately 19.9% of the outstanding shares of the Company common stock. BancWest has the right to purchase the shares for $28.875 per share.

At December 31, 1998, the Company had shareholders' equity of $78.3 million as compared to $69.4 million at December 31, 1997. The Company's growth strategy has been to expand its banking business, internally and through acquisitions. In connection with this objective, the Company established loan production offices or agency relationships during 1997 in Oregon, Washington, Colorado and Tennessee, and during 1998 in Florida, Oregon, Alabama, Georgia, Texas and Tennessee.

On April 15, 1998, the Company completed the acquisition of California Community Bancshares Corporation (CCBC) and its wholly owned subsidiary Continental Pacific Bank (CPB), under the pooling-of-interests method of accounting and accordingly, the Company's historical consolidated results have been restated. On the acquisition date, CCBC had assets of $206 million, deposits of $184 million and shareholders' equity of $15.4 million. No gain or loss for tax purposes was recognized by CCBC shareholders, except with respect to cash received in lieu of fractional shares. The value of the acquisition, based upon an average price of $37.94 per share totaled approximately $44.7 million. See Note 20 of Notes to Consolidated Financial Statements.

Effective June 30, 1997 the Company acquired Mercantile Bank. Based in Sacramento, Mercantile was a business bank primarily servicing the commercial and real estate loan industry and had total assets of $42.8 million. Loans and deposits acquired pursuant to the acquisition of Mercantile totaled $26.1 million and $37.7 million. Under the terms of the transaction, shareholders of Mercantile received total compensation of $6.6 million on the acquisition date. The compensation consisted of 170,790 shares of Company common stock and $3.3 million in cash. Goodwill and other intangible assets recorded upon the acquisition of Mercantile totaled $1.8 million. The transaction was accounted for under the purchase method of accounting. See Note 20 of Notes to Consolidated Financial Statements.

The Company has in the past issued convertible debentures to provide capital resources to support its expansion. During 1997 a total of $9.7 million in debentures were converted to common stock and in 1998 $2.4 million in debentures were converted to common stock and $44 thousand were redeemed in cash. At December 31, 1998 there were no debentures outstanding.

On December 21, 1995, the Company designated 200,000 shares of its 10,000,000 authorized preferred shares as Series A Junior Participating Preferred Stock. These shares were created by the Company to facilitate a shareholder protection rights plan. During January of 1996 a dividend of rights was made to existing shareholders to acquire stock of the Company. This plan is designed to protect the Company and its shareholders against abusive takeover attempts and tactics. In essence, the rights plan would dilute the interests of an entity attempting to take control of the Company if the attempt is not deemed by the Board of Directors to be in the best interests of all shareholders. If the Board of Directors determines that an offer is in the best interests of the shareholders, the stock rights may be redeemed for nominal value, allowing the entity to acquire control of the Company. During February 1999 the rights plan was amended to exclude BancWest from the provisions of the plan.

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

In June of 1996, the Federal Financial Institutions Examination Council (FFIEC) released its first alert to the financial services industry concerning Year 2000 risks. This council is comprised of (1) the Board of Governors of the Federal Reserve System(FRB); (2) the Federal Deposit Insurance Corporation; (3) the Office of the Comptroller of the Currency; (4) the National Credit Union Administration and (5) the Office of Thrift Supervision. On May 5, 1997, the FFIEC issued Interagency Guidelines outlining Year 2000 Project Management Goals and called for every financial institution to have a Year 2000 plan. This plan required an inclusion of an assessment of the Year 2000 risk posed by "mission critical" systems and required plans which ensured that testing was substantially complete for mission critical systems by December 31, 1998. A third set of guidelines was issued on December 22, 1997, further elaborating regulatory expectations regarding the Year 2000 or "millennium bug" problem. This release specifically included the requirement that each institution determine the level of "portfolio risk", posed by borrowers with potential Year 2000 problems, which could lead to impaired performance on the part of the borrower and, by implication, the financial institution as creditor. Since December, 1997, there have been additional Interagency Statements released on the topics of Impact on Customers, Vendor Readiness, Testing Guidance, Customer Awareness Programs, Contingency Planning Guidance and Fiduciary Services Guidance. In December 1998 a FFIEC guidance was released which addressed time lines for the preparation of Remediation Contingency Plans and of Business Resumption Contingency Plans. All financial institutions regulated by any of the regulatory bodies of the FFIEC are required to follow the guidelines outlined in each of the Interagency Statements. Examiners from the FFIEC member agencies conducted first round supervisory reviews of all financial institutions' Year 2000 conversion efforts during the first half of 1998.
During the 4th quarter of 1998 regulators began the Phase II exams addressing all areas of Year 2000 compliance to date. Our Phase II exam was recently conducted and our regulators have reviewed our plans and testing performed to date and noted our progress. Examiners categorize an organization's efforts as "Satisfactory", "Needs Improvement" or "Unsatisfactory". The FDIC intends to mandate supervisory action for virtually all institutions assessed less than satisfactory. In addition, the FDIC will consider a change in a component or composite rating if identified deficiencies so warrant. Focusing on financial institutions alone will not prevent Year 2000 disruptions. Consequently, examiners will also be conducting supervisory reviews on data processing service providers and third-party software vendors who provide services to federally insured financial institutions.

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

(3) RENOVATION - In this phase, modifications were made and vendors managed according to the action plan. Detailed test plans and schedules were developed. The entire project continues to be monitored and results are documented.

(4) VALIDATION - Tests were conducted and results analyzed to confirm that the changes made bring the affected system into compliance and no new problems have surfaced as a result of the changes.

(5) IMPLEMENTATION - Replacement of the non-compliant systems occurred. The systems were put into production and appropriately interfaced with one another. Training also occurred and contingency plans were prepared as required. A review by the end user and the Internal Audit Department will be conducted to insure the accuracy of the test results.

The Company, with the help of consultants, began identifying 260 systems in use throughout the Bank and performed preliminary assessment of the risk of non-compliance associated with each one. Each system was given an overall risk assessment of "high", "moderate", "low", "no risk" or "unknown" risk. In deriving the overall risk rating, three separate components were considered:

A.) CRITICALITY: How critical is the system to the organization?

B.) CONFIDENCE: How confident are we that the vendor will make their system compliant?

C.) CONTROL: How much control do we have in the process?

The Company has identified eleven (11) Mission Critical A-Priority Systems considered to be most critical regardless of the risk of non-compliance and the
degree of control the Company has over the renovation of these systems.   They
are listed below:

 (1)  Core Application Software
 (2)  Customer Information System & Data Warehouse
 (3)  Operating System
 (4)  PC Server Based Application & Operating System
 (5)  Network Hardware
 (6)  Loan Document Processing
 (7)  ACH Processing
 (8)  Wire Transfer & Settlement
 (9)  ATM Processing
 (10) Telephone Banking
 (11) Disaster Recovery & Back-up

The Company established a test plan for its mission critical applications. Testing of these items commenced in September 1998 and was substantially completed by December 31, 1998. Monthly status reports continue to be presented to the Board of Directors.

CORE APPLICATION SOFTWARE AND CUSTOMER INFORMATION SYSTEM & DATA WAREHOUSE

The current level of software has been certified as Year 2000 compliant by the vendor as well as reviewed and assessed by FDIC. The Company performed an independent test of the "Century Date Change" (CDC) at its disaster recovery site during the first quarter of 1999. Early review of the test results reaffirm the software is Year 2000 compliant.

OPERATING SYSTEM

The upgrade to the operating system software was installed on September 19, 1998 and is designed to work hand-in-hand with the major information technology system. Testing of the system occurred with installation in September and was found to have no Year 2000 compliance issues.

PC SERVER BASED APPLICATION & OPERATING SYSTEM AND NETWORK HARDWARE

The Network Department has completed the replacement of non-compliant system hardware and software. Testing has been completed and certification has been received by vendors. Individual applications, spreadsheets, etc. are scheduled for review in early 1999.

LOAN DOCUMENT PROCESSING

Loan document processing software has been tested. The current version is certified and is Year 2000 compliant with documentation on file with the Year 2000 Project Manager.

ACH PROCESSING AND WIRE TRANSFER & SETTLEMENT

Testing on the current version of the Fed-Line software is now complete. Certification has been received from the Department Manager. Integration testing of systems that reside in several different Departments is scheduled.

ATM PROCESSING

The Company has completed testing with the processor. Certification of Year 2000 compliance has been received.

TELEPHONE BANKING

The telephone banking system required an upgrade that was approved for purchase in the 4th quarter of 1998. The compliant version is scheduled to be installed in March 1999 and testing is scheduled to be completed in the 2nd quarter of 1999. The vendor has certified the upgrade as Year 2000 compliant.

DISASTER RECOVERY & BACK-UP

End-of-Year (1998) files were created by the Company's Data Processing Department and forwarded to the Disaster Recovery Vendor in early January 1999. Preliminary indications are that the CDC test was successful.

NON-INFORMATION TECHNOLOGY

A facility inspection worksheet was forwarded to each Office for inventory and identification of all non-IT date sensitive systems. Systems such as vaults, telephone systems, and HVAC systems have been identified and certification has been or will be received soon.

YEAR 2000 PLAN MANAGEMENT

In order to effectively manage the Year 2000 Plan, the Company has grouped all phases of the project into one of six categories as defined in the FFIEC guidelines:

 (1)  Business Risk
 (2)  Due Diligence on Service Providers and Software Vendors Readiness
 (3)  Impact on Customers
 (4)  Testing
 (5)  Customer Awareness Programs
 (6)  Contingency Planning

With the identification of our A-Priority Mission Critical Systems, business risk was measured for each application, process and vendor/customer relationship. In general, the Company believes the business risk associated with A-Priority Mission Critical systems to be low. As tests progressed and non-compliant systems were identified, Remediation Contingency Plans were created. Remediation Contingency Plans were created as required in regulatory guidelines.

The Company's progress on due diligence and testing was previously discussed in the section describing its eleven mission critical systems.

Guidance for Customer Awareness and Impact on Customers continues to be addressed. Some of the on-going programs are education of the Company's staff, community presentations by the Company's Legal Department and by the Year 2000 Project Manager and mailings to customers. Customers have been provided with a toll-free number of the Year 2000 Project Manager to call for any questions.

The assessment of "high risk" borrowers and depositors is a continual project. Customers are identified using the criteria established in the Company's Policies on Year 2000 Borrower Risk and Year 2000 Depositor Risk. The Credit Services Manager and the Operations Division Manager are responsible for on-going evaluation.

COSTS TO ADDRESS THE YEAR 2000 ISSUES

Costs directly related to Year 2000 issues totaling $153,000 were incurred through March 1, 1999. Incurred costs consist of the salary of a full-time Year 2000 Manager, travel and seminars for staff, customer education expenses, computer hardware purchases of $19,000, telephone expenses of $23,000, consultant costs of $22,000, and additional software purchases of $19,000.
These costs are being funded through operating cash flows. Additional estimated costs relating to Year 2000 issues have been identified to be approximately $165,000. As the project continues, the costs may prove to be significantly higher. Of the estimated additional costs, $41,000 has been identified for additional hardware and software purchases, $11,000 has been estimated for testing of customer's credit card accounts, and an additional $113,000 has been estimated for staff salaries and travel and seminar expenses.

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

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

The Company has substantially completed testing on mission-critical applications. Most tests were successful and those systems that were identified as non-compliant have been upgraded or will soon be upgraded. The Company is confident all mission-critical applications will function normally at all critical dates. A Business Resumption Contingency Plan is currently in development to address issues such as loss of power, loss of telephones or loss of computers.

BUSINESS RESUMPTION CONTINGENCY PLAN

As mentioned previously the company is developing a Business Resumption Contingency Plan as required by regulatory agencies to address possible disruptions of core business functions. The purpose of the Business Resumption Plan is to address the risks associated with the failure of systems on specific critical dates. The Business Resumption Plan is intended to provide assurance that the mission-critical functions will continue if one or more systems fail.

There are four phases of the Year 2000 Business Resumption Contingency Planning process which include:

1. Establishing organizational planning guidelines that define the business continuity planning strategy.
2. Completing a Business Impact Analysis where we are assessing the potential impact of mission-critical system failures on core business functions.
3. Developing a Contingency Plan that establishes a timeline for implementation and action, and trigger dates for activation.
4. Designing a method of Validation so that the Business Resumption Plan can be tested for viability.

The Company expects to have completed all phases of its Business Resumption Plan by the end of the second quarter of 1999. The Plan will be used in-conjunction with the Company's current Disaster Recovery Plan. When the Plan is complete the Company's Internal Audit Department will conduct an independent review of the Plan.

B-Priority systems, defined as non-mission critical, are being identified and testing is scheduled for completion by September 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.
The Company does not have any market risk sensitive instruments entered into for trading purposes. Management uses several different tools to monitor its interest rate risk. One measure of exposure to interest rate risk is gap analysis. A positive gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within such period is greater than the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. The Company has a negative cumulative gap over the next twelve months. Also, the Company uses interest rate shock simulations to estimate the effect of certain hypothetical rate changes. Based upon the Company's shock simulations net interest income is expected to rise with increasing rates and fall with declining rates.

The Company's interest rate sensitivity is the result of the majority of its loans having floating rates and a significant portion of its investments having a maturity of one year or less, while a significant portion of its liabilities are non interest and low interest bearing accounts that are insensitive to rate changes.

Management has taken several steps to reduce the interest rate sensitivity of the Company. In 1998 and 1997, the Company added fixed rate loans and increased the number of longer term investments. Also, in 1996, the Company entered into a fixed for floating swap agreement for a notional amount of $20 million with a correspondent bank. The swap agreement requires the Company to pay a floating rate tied to prime and receive a fixed rate. The swap agreement expired in March, 1999. On April 15, 1998, the Company completed the acquisition of California Community Bancshares Corporation and its wholly owned subsidiary Continental Pacific Bank (CPB). CPB's net interest income was expected to fall with increasing rates and rise with declining rates, which helped offset the Company's interest rate sensitivity. CPB had two swap agreements with a correspondent bank, with notional amounts of $10 million and $0.9 million. The swap agreements were assumed by the Company at the time of the acquisition. The swaps acquired from CPB increased the interest rate sensitivity of the Company. The Company intends to continue increasing the number of fixed rate loans and investments held and the use of derivative products such as swaps. Also, in 1998 and 1997, the Company securitized loans. Securitization is an effective asset liability management tool because the asset and liability cash flows and repricings are closely matched. The Company intends to continue using securitization as a source of funding its loans in the future.

The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total interest-earning assets, as of December 31, 1998. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company (dollars in thousands).

                                                                          December 31, 1998
                                             ----------------------------------------------------------------------------
                                                           Next Day    Over Three      One Year
                                                           to Three   Months Through    Through     Over
                                             Immediately    Months    Twelve Months   Five Years  Five Years     Total
                                             -----------  ---------   --------------  ----------  ----------   ----------

Assets:
  Federal funds sold . . . . . . . . . .      $  14,400   $       0     $       0     $       0   $       0    $  14,400
  Taxable investment securities. . . . .              0      63,140        22,401        21,973       4,551      112,065
  Non-taxable investment securities. . .              0           0             0         2,056      19,861       21,917
  Loans. . . . . . . . . . . . . . . . .        225,207     149,602        75,387        86,431      88,356      624,983
  Other interest earning assets. . . . .          6,275           0             0             0           0        6,275
                                             -----------  ---------   --------------  ----------  ----------   ----------
      Total interest-earning assets. . .        245,882     212,742        97,788       110,460     112,768      779,640
                                             -----------  ---------   --------------  ----------  ----------   ----------
Liabilities:
  Savings deposits(1). . . . . . . . . .        290,986           0             0             0           0      290,986
  Time deposits. . . . . . . . . . . . .             47     154,035       132,751        27,279          95      314,207
  Other interest-bearing liabilities . .              0          99           306         3,782         223        4,410
                                             -----------  ---------   --------------  ----------  ----------   ----------
      Total interest-bearing liabilities        291,033     154,134       133,057        31,061         318      609,603
                                             -----------  ---------   --------------  ----------  ----------   ----------
Net interest-earning assets (liabilities)     $ (45,151)  $  58,608     $ (35,269)    $  79,399    $112,450     $170,037
                                             -----------  ---------   --------------  ----------  ----------   ----------
                                             -----------  ---------   --------------  ----------  ----------   ----------
Cumulative net interest earning assets
  (liabilities) ("GAP"). . . . . . . . .      $ (45,151)  $  13,457      $(21,812)    $  57,587    $170,037
                                             -----------  ---------   --------------  ----------  ----------
                                             -----------  ---------   --------------  ----------  ----------
Cumulative GAP as a percentage of
      Total interest-earning assets. . .           (5.8)%      1.7%          (2.8)%        7.4%       21.8%
                                             -----------  ---------   --------------  ----------  ----------
                                             -----------  ---------   --------------  ----------  ----------

----------
(1)  Savings deposits include interest-bearing transaction accounts.
(2)  Includes loans which matured on or prior to December 31, 1998.

At December 31, 1998, the Company had $556.4 million in assets and $578.2 million in liabilities repricing within one year. This means that $21.8 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates during the Immediately to Twelve Month periods. If rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would be reduced. Conversely, if rates were to rise, the reverse would apply.

The following table sets forth the distribution of the expected maturities of the Company's interest-earning assets and interest-bearing liabilities as well as the fair value of these instruments at December 31, 1998. Expected maturities are based on contractual payments adjusted for the estimated effect of prepayments. SBA loans have been assumed to prepay at an average rate of 14% per year. This rate is consistent with historical information on the Company's SBA loan portfolio and the SBA industry. With respect to other loans the Company has not tracked its historical prepay speed, but for the purposes of this table has utilized an 8% rate. Savings accounts and interest-bearing transaction accounts, which have no stated maturity, are included in the one year or less maturity category (dollars in thousands).

                                                                                 December 31, 1998
                                     ----------------------------------------------------------------------------------------------
                                       1999        2000        2001         2002        2003     Thereafter     Total    Fair Value
                                     --------   ---------   ----------   ---------   ---------   ----------   --------   ----------
 Federal funds sold. . . . . . . .   $ 14,400   $       0   $        0   $       0   $       0   $       0    $ 14,400    $ 14,400
  Weighted average rate. . . . . .       4.54           0            0           0           0           0        4.54
 Investment securities . . . . . .     44,804      25,242       15,812      13,096       3,778      31,250     133,982     133,982
  Weighted average yield(3). . . .       6.05        5.63         5.86        5.61        6.08        5.45        5.77
 Fixed rate loans. . . . . . . . .     41,612      18,535       15,163      10,138      10,627      59,567     155,642     157,202
  Weighted average rate. . . . . .       8.61        9.33         9.18        9.12        8.94        8.66        8.83
 Variable rate loans (1) . . . . .    178,588      65,228       42,736      40,447      32,913     109,429     469,341     480,727
  Weighted average rate. . . . . .       9.22        9.58         9.53        9.48        9.66        9.96        9.52
 Other interest-earning assets . .      6,275           0            0           0           0           0       6,275       6,275
  Weighted average rate. . . . . .       5.27           0            0           0           0           0        5.27
                                     --------   ---------   ----------   ---------   ---------   ----------   --------   ----------
 Total Interest-earning assets . .   $285,679    $109,005     $ 73,711    $ 63,681    $ 47,318    $200,246    $779,640    $792,586
                                     --------   ---------   ----------   ---------   ---------   ----------   --------   ----------
                                     --------   ---------   ----------   ---------   ---------   ----------   --------   ----------
 Savings deposits(2) . . . . . . .   $290,986   $       0   $        0   $       0   $       0   $       0    $290,986    $290,986
  Weighted average rate. . . . . .       2.39           0            0           0           0           0        2.39
 Time Deposits . . . . . . . . . .    283,112      20,763        3,516       4,228       2,315         273     314,207     315,941
  Weighted average rate. . . . . .       5.09        5.54         5.84        6.08        5.85        5.99        5.15
 Other interest-bearing liabilities       405         465        1,283         117       1,917         223       4,410       4,556
  Weighted average yield . . . . .      13.78       13.83         9.53       14.20        6.96       11.23        9.46
                                     --------   ---------   ----------   ---------   ---------   ----------   --------   ----------
 Total interest-bearing liabilities  $574,503   $  21,228   $    4,799    $  4,345      $4,232     $   496    $609,603    $611,483
                                     --------   ---------   ----------   ---------   ---------   ----------   --------   ----------
                                     --------   ---------   ----------   ---------   ---------   ----------   --------   ----------

----------
(1)  Of the total variable rate loans 89% reprice in one year or less.
(2)  Savings deposits include interest-bearing transaction accounts.
(3) Interest on tax-exempt obligations has not been tax effected to include the related tax benefits in calculating the weighted average yield.

The Company's $20 million notional amount interest rate swap matures in March, 1999. Under this agreement the other party to the swap pays a fixed rate of 8.17% and receives from the Company the prime rate. The swap had an estimated fair value of a positive $75 thousand at December 31, 1998. The Company's $10 million notional amount interest rate swap matures in May, 2001. Under this agreement the other party to the swap pays a floating ratio equal to the United States Treasury Bill rate and the Company pays a floating rate equal to the Eleventh District Cost of Funds plus 65 basis points. The Company's $0.9 million notional amount interest rate swap matures in January, 2004. Under this agreement the other party to the swap pays a floating rate equal to the one year constant maturity Treasury rate adjusted weekly, and the Company pays a fixed rate of 6.74%. The $10 million swap had an estimated fair value of a negative $167 thousand at December 31, 1998 and the $0.9 million swap had an estimated fair value of a negative $75 thousand at this date.

The following table sets forth the distribution of the expected maturities of the Company's interest-earning assets and interest-bearing liabilities as well as the fair value of these instruments. This table excludes information with respect to CCBC. CCBC was not required to provide this data and it is impracticable to gather the information required to accurately prepare a table for 1997 which includes CCBC. Expected maturities are based on contractual payments adjusted for the estimated effect of prepayments. Loans have been assumed to prepay at an average rate of 8% per year. This rate is consistent with historical information on the Company's SBA loan portfolio. With respect to other loans the Company has not tracked its historical prepay speed; but for the purposes of this table has utilized an 8% rate. Savings accounts and interest-bearing transaction accounts, which have no stated maturity, are included in the one year or less maturity category (dollars in thousands).

                                                                                 December 31, 1997
                                  --------------------------------------------------------------------------------------------------
                                     1998         1999         2000         2001        2002     Thereafter     Total     Fair Value
                                  ---------    ---------    ----------   ---------   ---------   ----------   ---------   ----------

 Federal funds sold. . . . . .    $  13,500     $     0      $     0     $     0      $     0     $      0     $ 13,500    $ 13,500
  Weighted average rate. . . .         5.32                                                                        5.32
 Interest-bearing deposits . .          396           0            0           0            0            0          396         396
  Weighted average rate. . . .         5.79                                                                        5.79
 Mutual Funds. . . . . . . . .          733           0            0           0            0            0          733         733
  Weighted average yield . . .         6.35                                                                        6.35
 Investment securities . . . .       13,014      27,125        1,319       1,110        3,766       12,777       59,111      59,111
  Weighted average yield(3). .         5.92        6.07         6.72        6.74         7.35         5.73         6.07
 Fixed rate loans. . . . . . .       24,353      16,379       13,330       9,386        8,203       24,677       96,328      97,041
  Weighted average rate. . . .         9.24        9.77         9.63        9.58         9.54         8.38         9.22
 Variable rate loans (1) . . .      122,129      39,207       27,942      27,906       24,106       95,531      336,821     340,193
  Weighted average rate. . . .         9.97       10.36        10.18       10.23        10.34        10.24        10.16
                                  ---------    ---------    ----------   ---------   ---------   ----------   ---------   ----------
 Total Interest-earning assets     $174,125     $82,711      $42,591     $38,402      $36,075     $132,985     $506,889    $510,974
                                  ---------    ---------    ----------   ---------   ---------   ----------   ---------   ----------
                                  ---------    ---------    ----------   ---------   ---------   ----------   ---------   ----------

 Savings deposits(2) . . . . .     $172,910     $     0     $      0     $     0      $     0     $      0     $172,910    $172,910
  Weighted average rate. . . .         2.88                                                                        2.88
 Time Deposits . . . . . . . .      201,493      16,473        2,645       1,109        1,432           85      223,237     223,932
  Weighted average rate. . . .         5.75        5.98         6.13        6.19         6.19         6.80         5.78
 Lease Obligations . . . . . .            9          10           12          13           14          239          297         297
  Weighted average yield . . .        11.23       11.23        11.23       11.23        11.23        11.23        11.23
                                  ---------    ---------    ----------   ---------   ---------   ----------   ---------   ----------
 Total interest-bearing
      liabilities                  $374,412     $16,483     $  2,657     $ 1,122      $ 1,446     $    324     $396,444    $397,139
                                  ---------    ---------    ----------   ---------   ---------   ----------   ---------   ----------
                                  ---------    ---------    ----------   ---------   ---------   ----------   ---------   ----------

----------
(1)  Of the total variable rate loans 92% reprice in one year or less.
(2)  Savings deposits include interest-bearing transaction accounts.
(3) Interest on tax-exempt obligations has not been tax effected to include the related tax benefits in calculating the weighted average yield.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . .60

Consolidated Financial Statements of SierraWest Bancorp
  Consolidated Statements of Financial Condition . . . . . . . . . . . . . .61
  Consolidated Statements of Income. . . . . . . . . . . . . . . . . . . . .63
  Consolidated Statements of Shareholders' Equity. . . . . . . . . . . . . .65
  Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . .67
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .70


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
  SierraWest Bancorp
Truckee, California


We have audited the accompanying consolidated statements of financial condition of SierraWest Bancorp and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SierraWest Bancorp and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Sacramento, California
January 29, 1999 (February 25, 1999 as to the first paragraph of Note 20 to the consolidated financial statements).

                          SIERRAWEST BANCORP AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                        ASSETS


                                                            December 31,
                                                      -----------------------
                                                        1998           1997*
                                                      --------       --------
                                                           (in thousands)

Cash and cash equivalents:
 Cash and due from banks . . . . . . . . . . . . .    $ 53,481       $ 58,345
 Federal funds sold and securities
  purchased under agreements to resell . . . . . .      14,400         22,275
                                                      --------       --------

 Total Cash and Cash Equivalents . . . . . . . . .      67,881         80,620

Investment securities and investments in mutual
 funds:
 Mutual funds available for sale . . . . . . . . .           0            733
 Held to maturity, market value $0 and $1,000. . .           0          1,000
 Available for sale. . . . . . . . . . . . . . . .     133,982        106,576

Loans held for sale. . . . . . . . . . . . . . . .     114,247         17,061
Loans and leases, net of unearned lease income,
  deferred loan fees/costs and allowance for
  possible loan and lease losses . . . . . . . . .     502,027        528,761
Interest-only strips receivable. . . . . . . . . .      22,125         17,076
Bank premises, leasehold improvements
  and equipment, net . . . . . . . . . . . . . . .      13,482         12,829
Accrued interest receivable and other assets . . .      25,425         22,090
                                                      --------      ---------

  TOTAL ASSETS . . . . . . . . . . . . . . . . . .    $879,169      $ 786,746
                                                      --------      ---------
                                                      --------      ---------


* Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

                   See notes to consolidated financial statements.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     (continued)

                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                            December 31,
                                                      -----------------------
                                                        1998           1997*
                                                      --------       --------
                                                (in thousands except share amounts)
Deposits:
 Non-interest-bearing demand . . . . . . . . . . .    $177,359       $162,242
 Savings . . . . . . . . . . . . . . . . . . . . .      24,523         24,259
 Interest bearing transaction and
  money market accounts. . . . . . . . . . . . . .     266,463        231,424
 Time  . . . . . . . . . . . . . . . . . . . . . .     314,207        283,076
                                                      --------       --------
 Total Deposits. . . . . . . . . . . . . . . . . .     782,552        701,001

Other liabilities and interest payable . . . . . .      18,347         13,894
Convertible debentures . . . . . . . . . . . . . .           0          2,468
                                                      --------       --------

 Total Liabilities . . . . . . . . . . . . . . . .     800,899        717,363

Shareholders' equity:
 Preferred stock, no par value;
  9,800,000 shares authorized;
  none issued. . . . . . . . . . . . . . . . . . .           0              0
 Preferred stock series A, no par value; 200,000
  shares authorized, none issued . . . . . . . . .           0              0
 Common stock, no par value; 10,000,000 shares
  authorized; 5,301,756 and 5,019,254 shares
  issued and outstanding at December 31, 1998
  and 1997, respectively . . . . . . . . . . . . .      45,983         42,148
 Retained earnings . . . . . . . . . . . . . . . .      32,230         26,598
 Accumulated other comprehensive income, net of
  tax of $40 and $445. . . . . . . . . . . . . . .          57            637
                                                      --------       --------

 Total Shareholders' Equity. . . . . . . . . . . .      78,270         69,383
                                                      --------       --------

 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY . . . . . . . . . . . . . .    $879,169       $786,746
                                                      --------       --------
                                                      --------       --------

* Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

                   See notes to consolidated financial statements.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME

                                                       Year Ended December 31,
                                                 ---------------------------------
                                                   1998         1997*        1996*
                                                 -------      --------     -------
                                              (in thousands, except per share amounts)
Interest income:
  Loans and leases . . . . . . . . . . .         $54,593       $50,383     $41,210
  Federal funds sold . . . . . . . . . .           3,990         1,960       1,121
  Securities:
   Taxable . . . . . . . . . . . . . . .           5,375         5,420       3,383
   Exempt from federal taxes . . . . . .             881           620         544
  Other assets . . . . . . . . . . . . .             263           182         113
                                                 -------      --------     -------

  Total Interest Income. . . . . . . . .          65,102        58,565      46,371

Interest expense:
  Savings deposits . . . . . . . . . . .             503           504         484
  Transaction and money market accounts.           7,385         6,551       4,781
  Time deposits. . . . . . . . . . . . .          17,052        15,442      11,427
  Convertible debentures . . . . . . . .              50           283       1,072
  Other. . . . . . . . . . . . . . . . .             630           441         196
                                                 -------      --------     -------

  Total Interest Expense . . . . . . . .          25,620        23,221      17,960
                                                 -------      --------     -------

  Net Interest Income. . . . . . . . . .          39,482        35,344      28,411

  Provision for possible loan and lease
   losses  . . . . . . . . . . . . . . .           2,370         2,799       1,421
                                                 -------      --------     -------
  Net Interest Income After Provision for
   Possible Loan and Lease Losses  . . .          37,112        32,545      26,990



* Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

                   See notes to consolidated financial statements.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME
                                       (continued)

                                                       Year Ended December 31,
                                                 ---------------------------------
                                                   1998         1997*       1996*
                                                 -------       -------     -------
                                              (in thousands, except per share amounts)
Non-interest income:
 Net servicing and interest-only
  strip income . . . . . . . . . . . . . .       $ 4,230       $ 4,595     $ 4,100
 Net gain on sale and securitization
  of loans . . . . . . . . . . . . . . . .         2,910         3,320         479
 Service charges on deposit accounts . . .         3,475         3,207       2,565
 Other . . . . . . . . . . . . . . . . . .         3,986         2,564       2,226
                                                 -------       -------     -------

 Total Non-interest  Income. . . . . . . .        14,601        13,686       9,370

Non-interest expense:
 Salaries and related benefits . . . . . .        20,826        16,885      15,428
 Net occupancy and equipment expense . . .         6,466         5,653       4,852
 Other expense . . . . . . . . . . . . . .        10,976         9,072       8,198
                                                 -------       -------     -------

 Total Non-interest Expense. . . . . . . .        38,268        31,610      28,478
                                                 -------       -------     -------

 Income before provision for income taxes.        13,445        14,621       7,882
 Provision for income taxes. . . . . . . .         5,767         5,673       2,995
                                                 -------       -------     -------

 Net Income. . . . . . . . . . . . . . . .       $ 7,678       $ 8,948     $ 4,887
                                                 -------       -------     -------
                                                 -------       -------     -------

 Basic Earnings per share . . . . . . . .        $  1.49       $  1.96     $  1.35
                                                 -------       -------     -------
                                                 -------       -------     -------

Weighted average shares used to calculate
 basic earnings per share. . . . . . . . .         5,151         4,566       3,622
                                                 -------       -------     -------
                                                 -------       -------     -------

 Diluted Earnings per share. . . . . . . .       $  1.41       $  1.73     $  1.10
                                                 -------       -------     -------
                                                 -------       -------     -------

Weighted average shares used to calculate
 diluted earnings per share. . . . . . . .         5,474         5,280       5,014
                                                 -------       -------     -------
                                                 -------       -------     -------

* Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

                   See notes to consolidated financial statements.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (In thousands)

                                                                                                 Accumulated
                                                                                                    Other
                                                     Common Stock                               Comprehensive
                                                 -------------------    Comprehensive  Retained   Income,
                                                  Shares     Amounts       Income      Earnings  Net of Taxes  Total
                                                 -------     -------       ------      --------  ------------  -----
Balance at January 1, 1996*. . . . . .            3,392      $21,523                 $20,644   $     (72)      $42,095
Comprehensive Income
  Net Income . . . . . . . . . . . . . . . .          0            0       $4,887      4,887           0         4,887
  Other comprehensive income,
    net of tax of $168 . . . . . . . . . . .
    Unrealized gain(loss)
      on available for sale securities,
      net of reclassification adjustment of $75       0            0         (233)                  (233)         (233)
                                                                            -----
Total Comprehensive Income . . . . . . . . .                                4,654
                                                                            -----
                                                                            -----

Stock options exercised. . . . . . . . . . .         32          226                       0           0           226
Common stock issued on
  conversion of debentures . . . . . . . . .        170        1,677                       0           0         1,677
Cash dividends paid. . . . . . . . . . . . .          0            0                  (1,367)          0        (1,367)
                                                  -----       ------                 -------         ---       -------
Balance at December 31, 1996*. . . . . . . .      3,594       23,426                  24,164        (305)       47,285
                                                  -----       ------                 -------         ---       -------
Comprehensive Income
  Net Income . . . . . . . . . . . . . . . .          0            0        8,948      8,948           0         8,948
  Other comprehensive income,
    net of tax of $665 . . . . . . . . . . .
    Unrealized gain(loss) on
      interest-only strips receivable and
      available for sale securities,
      net of reclassification adjustment of $51       0            0          942          0         942           942
                                                                            -----
Total comprehensive income . . . . . . . . .                                9,890
                                                                            -----
                                                                            -----
Stock options exercised. . . . . . . . . . .        129        1,081                       0           0         1,081
Tax benefit derived from the
  exercise of stock options. . . . . . . . .          0          547                       0           0           547
Common stock issued on
  conversion of debentures . . . . . . . . .        931        9,084                       0           0         9,084
Cash dividends paid. . . . . . . . . . . . .          0            0                  (1,810)          0        (1,810)
Common stock issued for
  acquisition. . . . . . . . . . . . . . . .        171        3,317                       0           0         3,317
Stock dividend on common stock . . . . . . .        194        4,693                  (4,693)          0             0
Cash paid in lieu of
  fractional shares. . . . . . . . . . . . .          0            0                     (11)          0           (11)
                                                  -----       ------                  ------          ---       ------
Balance at December 31, 1997*. . . . . . . .      5,019       42,148                  26,598         637        69,383
                                                  -----       ------                  ------         ---        ------

(Continued)

* Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (In thousands)
                                      (Concluded)

                                                                                                 Accumulated
                                                                                                    Other
                                                     Common Stock                               Comprehensive
                                                 -------------------    Comprehensive  Retained   Income,
                                                  Shares     Amounts       Income      Earnings  Net of Taxes  Total
                                                 -------     -------       ------      --------  ------------  -----
Balance at December 31, 1997* (forward). . .     5,019       $42,148                 $26,598     $ 637           $69,383

Comprehensive income
  Net Income . . . . . . . . . . . . . . . .         0             0       $7,678      7,678         0             7,678
  Other comprehensive income,
     net of tax of $406. . . . . . . . . . .
  Unrealized gain(loss) on interest-only
    strips receivable and
    available for sale securities,
    net of reclassification adjustment of $326       0             0         (580)                (580)             (580)
                                                                           ------
Total Comprehensive Income                                                 $7,098
                                                                           ------
                                                                           ------
Stock options exercised. . . . . . . . . . .       126         1,094                       0         0             1,094
Tax benefit derived from the
  exercise of stock options. . . . . . . . .         0           460                       0         0               460
Common stock issued on
  conversion of debentures . . . . . . . . .       157         2,281                       0         0             2,281
Cash dividend paid . . . . . . . . . . . . .         0             0                  (2,046)        0            (2,046)
                                                 -----      --------                 -------      ----           -------
Balance at December 31, 1998 . . . . . . . .     5,302      $ 45,983                 $32,230      $ 57           $78,270
                                                 -----      --------                 -------      ----           -------
                                                 -----      --------                 -------      ----           -------

* Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

                   See notes to consolidated financial statements.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                              --------------------------------------
                                                                1998            1997*         1996*
                                                              --------       ----------     --------
                                                                          (in thousands)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . .      $  7,678       $  8,948       $  4,887
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization. . . . . . . . . . . . .         2,322          1,925          1,628
  Provision for possible loan and lease losses . . . . .         2,370          2,799          1,421
  Amortization of servicing asset and interest-only
   strips receivable . . . . . . . . . . . . . . . . . .         3,460          1,718              0
  Amortization of excess servicing . . . . . . . . . . .             0              0          1,315
  Amortization of purchased mortgage servicing
   rights. . . . . . . . . . . . . . . . . . . . . . . .             0              0            172
  Gain on sale of government loans . . . . . . . . . . .        (5,658)        (3,748)          (392)
  Loans originated or purchased for sale . . . . . . . .      (138,397)       (87,282)        (7,672)
  Loans sold . . . . . . . . . . . . . . . . . . . . . .       126,134         80,558          9,214
  Effect of changes in assets and liabilities-net
   of effects from acquisition:
   Interest receivable . . . . . . . . . . . . . . . . .           321         (1,023)          (737)
   Interest payable. . . . . . . . . . . . . . . . . . .          (140)           (54)           299
   Prepaid expenses. . . . . . . . . . . . . . . . . . .            86             57           (171)
   Other assets. . . . . . . . . . . . . . . . . . . . .         1,517           (383)          (342)
   Accrued expenses. . . . . . . . . . . . . . . . . . .            24            979            572
   Current taxes payable . . . . . . . . . . . . . . . .           533            479            210
   Deferred taxes. . . . . . . . . . . . . . . . . . . .        (2,489)          (266)           441
   Other . . . . . . . . . . . . . . . . . . . . . . . .          (596)          (282)          (503)
                                                              --------       ----------     --------

   Total adjustments . . . . . . . . . . . . . . . . . .       (10,513)        (4,523)         5,455
                                                              --------       ----------     --------

   Net cash (used in) provided by operating activities .        (2,835)         4,425         10,342
                                                              --------       ----------     --------

* Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

                   See notes to consolidated financial statements.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (continued)

                                                                             Year Ended December 31,
                                                                     ------------------------------------
                                                                      1998            1997*         1996*
                                                                     -------       ---------      -------
                                                                                (in thousands)
Cash flows from investing activities:
 Proceeds from:
   Sales of mutual funds . . . . . . . . . . . . . . . . . .          2,816          2,697              0
   Maturities of investment securities held to maturity. . .          1,000          1,012          1,378
   Maturities of investment securities available for
     sale. . . . . . . . . . . . . . . . . . . . . . . . . .         33,159         21,662         15,374
   Sales of investment securities available for sale . . . .          7,025          6,015         14,874
 Purchase of investment securities -
  available for sale . . . . . . . . . . . . . . . . . . . .        (67,904)       (45,819)       (60,523)
 Purchase of mutual funds -
  available for sale . . . . . . . . . . . . . . . . . . . .         (2,000)        (2,000)             0
 Loans and leases made net of principal collections. . . . .        (61,990)       (84,480)       (87,878)
 Capital expenditures. . . . . . . . . . . . . . . . . . . .         (2,099)          (931)        (5,128)
 Proceeds from sale of assets. . . . . . . . . . . . . . . .              0          1,574            119
 Net cash received in acquisition. . . . . . . . . . . . . .              0          8,570              0
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .            122            159            124
                                                                    -------        -------       --------
 Net cash used in investing activities . . . . . . . . . . .        (89,871)       (91,541)      (121,660)
 Cash flows from financing activities:
 Net increase in demand, interest bearing,
  and savings accounts . . . . . . . . . . . . . . . . . . .         50,420         70,941         63,060
 Net increase in time deposits . . . . . . . . . . . . . . .         31,131         22,365         71,546
 Net change in securities sold under
  repurchase agreements. . . . . . . . . . . . . . . . . . .           (589)          (404)           327
 Net change in notes payable and debentures. . . . . . . . .            (44)             0          2,650
 Cash dividends paid . . . . . . . . . . . . . . . . . . . .         (2,045)        (1,810)        (1,367)
 Cash paid in lieu of fractional shares. . . . . . . . . . .              0            (11)             0
 Cash received for stock options exercised . . . . . . . . .          1,094          1,081            226
                                                                    -------        -------       --------
 Net cash provided by financing activities . . . . . . . . .         79,967         92,162        136,442
                                                                    -------        -------       --------
 Net (decrease) increase in cash and cash equivalents. . . .        (12,739)         5,046         25,124

 Cash and cash equivalents - beginning of period . . . . . .         80,620         75,574         50,450
                                                                    -------        -------       --------
 Cash and cash equivalents - end of period . . . . . . . . .       $ 67,881        $80,620        $75,574
                                                                    -------        -------       --------
                                                                    -------        -------       --------


* Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

                   See notes to consolidated financial statements.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (continued)


SUPPLEMENTAL DISCLOSURES (in thousands)                               1998            1997*         1996*
                                                                     -------       ---------      -------
                                                                                (in thousands)

Cash Paid For Income Taxes. . . . . . . . . . . . . . . . .           7,999           5,453          2,378

Cash Paid For Interest Payments . . . . . . . . . . . . . .          25,760          23,251         17,735


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

     On June 30, 1997, the Company purchased all the capital stock of Mercantile Bank for $6.6 million. In conjunction with the acquisition, liabilities were assumed as follows:




     Fair value of assets acquired                   $ 44,609,000
     Cash paid for capital stock                        3,301,000
     Common stock issued for capital stock              3,317,000
                                                     ------------
     Liabilities assumed                             $ 37,991,000
                                                     ------------
                                                     ------------

     Common stock was issued in conversion of $2,281,000, $9,084,000 and $1,677,000 of convertible debentures in 1998, 1997 and 1996, respectively. These amounts are net of debenture offering costs of $143,000, $658,000 and $138,000 in 1998, 1997 and 1996.

     For the years ended December 31, 1998, 1997 and 1996, $853,000, $1,798,000 and $546,000 of loans, respectively, were transferred to other real estate owned.

     On August 20, 1997, the Company issued a 5% stock dividend totaling approximately $4.7 million.

     In 1998, 1997 and 1996, $17.8 million, $35.4 million and $15.7 million of unguaranteed SBA loans were transferred to held for sale status. In addition, $32.3 million, $9.6 million and $9.2 million of government guaranteed SBA loans were transferred to held for sale status and subsequently sold and included in the Consolidated Statements of Cash Flows.

     In 1998 $1,248,000 in loans were transferred to other assets.

        See notes to consolidated financial statements.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING AND REPORTING POLICIES:

     The accompanying consolidated financial statements include the accounts of SierraWest Bancorp ("Bancorp") and its subsidiary, SierraWest Bank (collectively referred to as the "Company"). The Bancorp is a one-bank holding company headquartered in Truckee, California. The Company operates as one business segment providing services to the Company's clients in Northern California and Northern Nevada through its 20 branches and various loan production offices. The Company's principal business consists of attracting deposits from the general public and using the funds to originate SBA, real estate and other commercial loans to customers who are primarily small businesses and individuals. Its primary source of revenue is interest on loans and investments. The Company is not dependent on any single customer for more than 10% of the Company's revenues.

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

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents in the consolidated statements of cash flows include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

     INVESTMENTS IN MUTUAL FUNDS. Investments in mutual funds consist of mutual funds whose assets are invested primarily in U.S. Government
securities.   At December 31, 1997 all mutual fund investments are classified as available for sale and carried at market value. Unrealized gains and losses on mutual funds are reported, net of tax, as a separate component of shareholders' equity. Interest income on mutual funds is recorded as earned. The Company did not hold any investments in mutual funds at December 31, 1998.

     INVESTMENT SECURITIES. In accordance with Statement of Financial Accounting Standards ("SFAS") 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company has classified its investment securities and mutual funds as held to maturity or available for sale. Securities held to maturity are carried at cost adjusted by the accretion of discounts and amortization of premiums. The Company's policy of carrying such investment securities at amortized cost is based upon its ability and management's intent to hold these investment securities to maturity. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. These securities are recorded at their market values. Unrealized gains or losses are included as a separate component of shareholders' equity, net of tax. Gains or losses on sales of investment securities are based on the specific identification method.

     LOANS HELD FOR SALE. Loans held for sale are valued at the lower of cost or market value. Valuation adjustments, if any, are charged through the income statement. In practice, the adjustment is charged against the gain
(loss) on sale of loans. At December 31, 1998, loans held for sale consist of the unguaranteed portion of loans which the Company intends to sell on a securitized basis, guaranteed portions of SBA loans it intends to sell in 1999 and the guaranteed portions of Business and Industry ("B&I") loans that are available for sale.

At December 31, 1997 loans held for sale consist of the unguaranteed portion of loans which the Company intends to sell on a securitized basis and the guaranteed portions of B &I loans that are available for sale.

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

     ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES. The allowance for possible loan and lease losses is maintained at a level considered adequate to provide for losses inherent in the portfolio. The allowance is increased by provisions and reduced by charge-offs (net of recoveries). The Company's provision is based on Management's overall evaluation of the inherent risks in the loan and lease portfolio and detailed evaluations of the collectibility of specific loans. This evaluation process requires the use of current estimates, which may vary from the ultimate collectibility experienced in the future. The estimates used are reviewed periodically, and, as adjustments become necessary, they are charged to operations in the period in which they become known.

     The Company accounts for impaired loans in accordance with SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN and SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION AND DISCLOSURE. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient at the loan's observable market rate or the fair value of the collateral if the loan is collateral dependent. The Company's impaired loans are collateral dependent and therefore measured using the fair value of the collateral. SFAS No. 114 also requires that impaired loans for which foreclosure is probable should be accounted for as loans. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and requires
certain information to be disclosed.   Interest is recognized on impaired
loans when cash is received and the future collection of principal is considered by management to be probable.

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

     SALES AND SERVICING OF SBA 7(A) LOANS. The Company originates loans to customers under a Small Business Administration ("SBA") program that generally provides for SBA guarantees of up to 80% of each loan. Prior to 1995, the Company sold the guaranteed portion of each loan to a third party and retained the unguaranteed portion in its own portfolio. Beginning in 1995 and continuing through 1997, the Company retained both the guaranteed and unguaranteed portions of most of the loans generated in its portfolio. During 1998 the Company began selling a significant portion of the guaranteed portions of loans it originates. For the guaranteed portion of SBA loans sold, the Company may be required to refund the sales premium received on such sales, if the borrower defaults or the loan prepays within 90 days of the settlement date. A gain is recognized on the sale of SBA loans through collection on sale of a premium over the adjusted carrying value, through retention

                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


of an ongoing rate differential less a normal service fee (excess servicing fee) between the rate paid by the borrower to the Company and the rate paid by the Company to the purchaser, or both.

     The Company accounts for loan sales and securitizations in accordance with SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-component approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Adoption of SFAS 125 has not had a significant impact on the financial condition or operations of the Company.

     To calculate the gain (loss) on sale of SBA 7(a) loans, the Company's investment in an SBA loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain
(loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of excess servicing fees in excess of the contractual servicing fees are reflected as interest-only (I/O) strips receivable which are classified as interest-only strips receivable available for sale and are carried at fair value. Prior to the adoption of SFAS No. 125 the excess servicing fees were reflected as excess servicing assets which were amortized over an estimated life using a method approximating the level yield method. In its calculation of excess servicing fees the Company has used 0.4% as its estimate of a normal servicing fee.

     The Company accounts for the sales of the guaranteed portion of Business and Industry loans in a similar manner.

     BANK PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT. Premises, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, which are: buildings, 30 years; leasehold improvements, 1 to 10 years; furniture and equipment, 3 to 5 years. Fixed assets are assessed for impairment whenever there is an indication that the carrying amount of an asset may not be recoverable.

     INVESTMENT IN REAL ESTATE. The Company owns a 32,000 sq. ft. office building located in Vacaville, California. The building was partially occupied by the corporate offices of California Community Bancshares Corporation ("CCBC") and currently approximately 84% of the building is occupied by third party tenants. Assets related to the building are included in other assets. Income and expenses are included in other non-interest income and other non-interest expense. The Company does not anticipate retaining future ownership of this building.

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

                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


     Operating costs on foreclosed real estate are expensed as incurred. Costs incurred for physical improvements to foreclosed real estate are capitalized if the value is recoverable through future sale.

     STOCK-BASED COMPENSATION. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. No compensation expense has been recognized in the financial statements for employee stock arrangements. The Company presents the required pro forma disclosures of the effect of stock based compensation on net income and earnings per share using the fair value method in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

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

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Reconciliation of the numerators and denominators is presented in Note 14.

     DERIVATIVE FINANCIAL INSTRUMENTS. As described below, during 1996 and 1997, the Company entered into interest rate swap agreements with a major bank and with the FHLB to reduce its exposure to fluctuations in interest rates. The Company accounts for these activities as matched swaps in accordance with settlement accounting. An interest rate swap is considered to be a matched swap if it is linked through designation with an asset or liability, or both, that is on the balance sheet, provided that it has the opposite interest characteristics of such balance sheet items.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


                        Original
      Notional            Issue         Original            Company              Company
       Amount             Date            Term               Pays                Receives

     $20,000,000        1-5-1996        Three years      Prime                  8.17%
                                                         (variable rate)        (fixed rate)

     $10,000,000       5-24-1996        Five years       COFI plus .65%         Three month
                                                         (variable rate)        treasury bill
                                                                                (variable rate)

     $   900,000       1-24-1997        Seven years      6.74%                  One year constant
                                                         (fixed rate)           maturity treasury
                                                                                index (variable rate)

     Net interest income or expense resulting from the rate differential is recorded under settlement accounting on a current basis. The related amount payable to or receivable from the other bank or the FHLB is included in other liabilities or assets. The fair value of the swaps are not recognized in the financial statements. The net interest expense recognized in 1998, 1997 and 1996 was approximately $130,000, $105,000 and $32,000, respectively.

     COMPREHENSIVE INCOME. On January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Comprehensive income includes net income and other comprehensive income. The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities held-for-sale. Reclassification adjustments result from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose. They are excluded from comprehensive income of the current period to avoid double counting. Annual financial statements for all prior periods have been restated.

      DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE. On January 1, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. This statement will not impact the Company's consolidated financial position, results of operations or cash flows. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities and reports its operations on the basis of a single business segment.

     ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements, which is not expected to be material.

     RECLASSIFICATIONS. Certain items in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


2.   INVESTMENT SECURITIES AND INVESTMENTS IN MUTUAL FUNDS:

     The amortized cost and estimated market values of investments in securities and mutual funds are as follows (amounts in thousands):

                                                                                                   Estimated
                                                                Gross          Gross      -------------------------
                                                Amortized     Unrealized    Unrealized       Market        Carrying
                                                 Cost           Gains          Losses         Value         Value
                                               -----------   ------------   -----------   ------------    ---------
DECEMBER 31, 1998

Available for Sale:

U.S. Treasury securities . . . . . . . .       $  29,293       $    168       $      0      $  29,461      $  29,461
Securities of U.S.
  government agencies. . . . . . . . . .          38,240             19             70         38,189         38,189
Securities of states and
  political subdivisions . . . . . . . .          21,019            898              0         21,917         21,917
Mortgage-backed securities . . . . . . .          44,042            101            491         43,652         43,652
FHLB Stock . . . . . . . . . . . . . . .             763              0              0            763            763
                                               -----------   ------------   -----------   ------------    ---------
Total available for sale . . . . . . . .       $ 133,357       $  1,186       $    561      $ 133,982      $ 133,982
                                               -----------   ------------   -----------   ------------    ---------
                                               -----------   ------------   -----------   ------------    ---------

DECEMBER 31, 1997

Held to Maturity:

U.S. Treasury securities . . . . . . . .       $   1,000       $      0       $      0      $   1,000      $   1,000

Available for Sale:

U.S. Treasury securities . . . . . . . .       $  46,384       $    262       $      0      $  46,646      $  46,646
Securities of U.S.
  government agencies. . . . . . . . . .          14,379             15             45         14,349         14,349
Securities of states and
  political subdivisions . . . . . . . .          13,604            499             33         14,070         14,070
Mortgage-backed securities . . . . . . .          31,131            118            330         30,919         30,919
FHLB Stock . . . . . . . . . . . . . . .             592              0              0            592            592
                                               -----------   ------------   -----------   ------------    ---------
Total available for sale . . . . . . . .       $ 106,090      $     894      $     408      $ 106,576      $ 106,576
                                               -----------   ------------   -----------   ------------    ---------
                                               -----------   ------------   -----------   ------------    ---------

Mutual funds available for sale. . . . .       $     812      $       0      $      79      $     733     $      733
                                               -----------   ------------   -----------   ------------    ---------
                                               -----------   ------------   -----------   ------------    ---------

                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


     Scheduled maturities of investment securities at December 31, 1998 were as follows (amounts in thousands):

                                                         Available for Sale
                                                      ------------------------
                                                        Amortized       Fair
                                                         Cost          Value
                                                      -----------    ---------
Within 1 year . . . . . . . . . . . . . . . . . .      $ 34,678       $ 34,848
After 1 year but within 5 years . . . . . . . . .        29,819         29,846
After 5 years but within 10 years . . . . . . . .         4,021          4,214
After 10 years. . . . . . . . . . . . . . . . . .        20,034         20,659
FHLB Stock. . . . . . . . . . . . . . . . . . . .           763            763
Mortgage-backed securities. . . . . . . . . . . .        44,042         43,652
                                                      -----------    ---------
Total . . . . . . . . . . . . . . . . . . . . . .      $133,357       $133,982
                                                      -----------    ---------
                                                      -----------    ---------

     Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield and the carrying value of mortgage-backed securities. At December 31, 1998, the Company held high-risk collateralized mortgage obligations with an amortized cost of $1,344,000 and a fair value of $1,275,000 as defined by regulatory agencies. At December 31, 1997, the Company had no high-risk collateralized mortgage obligations as defined by regulatory agencies.

     Assets pledged to secure public deposits and borrowings and for other purposes required by law or contract include investment securities at December 31, 1998 of approximately $36,455,000 and at December 31, 1997, of approximately $46,168,000.

     Proceeds from the sale of investments in debt securities were $7,025,000, $6,015,000 and $14,986,000 during 1998, 1997 and 1996, respectively. The Company recorded gross realized gains of $313,000, $42,000 and $88,000 thousand on the sales of investments in debt securities during 1998, 1997 and 1996, respectively. Gross realized losses on the sales of investment in debt securities were $13,000 during 1996. Proceeds from the sales of mutual funds were $2,816,000 during 1998 and $2,697,000 in 1997. Gains on sales of mutual funds were approximately $4,000 in 1998 and $9,000 in 1997. No mutual funds were sold in 1996.

3. LOANS, LEASES, ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES AND LOANS HELD FOR SALE:

     The Company's customers are located throughout its service areas covering primarily the whole of Northern California, including San Francisco and Sacramento, and Reno and Carson City, Nevada. Approximately 29% of the Company's loans at December 31, 1998, have been generated through the Company's SBA lending activities. Of these loans, the SBA guarantee extends to approximately 37% of the outstanding balance. $24.4 million of the Company's loan portfolio represents the retained portion of SBA loans for which the SBA guaranteed portion has been sold to investors. Approximately 80% of these loans are collateralized by commercial real estate and the balance by other business assets. The Company's loans are not concentrated in any particular industry segment.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


     At December 31, 1998 and 1997, the loan portfolio consisted of the following (amounts in thousands):


                                                                               1998           1997
                                                                           ----------      ---------
Commercial . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 216,045      $ 240,599
Real estate--mortgage. . . . . . . . . . . . . . . . . . . . . . .            210,376        203,001
Real estate--construction. . . . . . . . . . . . . . . . . . . . .             68,922         70,193
Individual and other . . . . . . . . . . . . . . . . . . . . . . .              9,578          9,938
Lease receivables. . . . . . . . . . . . . . . . . . . . . . . . .              6,338         16,055
                                                                           ----------      ---------
Total gross loans and leases . . . . . . . . . . . . . . . . . . .            511,259        539,786

Unearned income on leases. . . . . . . . . . . . . . . . . . . . .                991          2,941
Net deferred loan fees . . . . . . . . . . . . . . . . . . . . . .               (468)           193
Allowance for possible loan and lease losses . . . . . . . . . . .              8,709          7,891
                                                                           ----------      ---------
Total loans and leases, net of unearned income on leases, net
   deferred fees and allowance for possible loan and lease losses.         $  502,027      $ 528,761
                                                                           ----------      ---------
                                                                           ----------      ---------

Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . .         $  114,247      $  17,061
                                                                           ----------      ---------
                                                                           ----------      ---------


     Included in commercial loans and loans held for sale are SBA loans totaling $183,768,000 and $167,321,000 at December 31, 1998 and 1997,
respectively. The guaranteed portion of SBA loans in process of disbursement totaled $8,796,000 and $8,897,000 at December 31, 1998 and 1997,
respectively. When these loans are fully disbursed, they will be available for sale. Loans and portions of loans guaranteed by the federal government were approximately $72 million and $62 million at December 31, 1998 and 1997, respectively. Approximately $40 million and $2.5 million of those loans were included in loans held for sale at December 31, 1998 and 1997, respectively.

     The following schedule provides a summary of the future minimum lease receivable payments to be received over the next five years (in thousands).

                         1999              $ 2,609
                         2000                1,953
                         2001                1,277
                         2002                  358
                         2003                  141
                                           -------
                         Total             $ 6,338
                                           -------
                                           -------


     There are no contingent rentals included in income for each of the three years in the period ended December 31, 1998.

     Of total gross loans and leases at December 31, 1998, $8.7 million were considered to be impaired. The allowance for possible loan and lease losses included $1.1 million related to these loans. The amount of interest received and recognized on these impaired loans in 1998 was $419,000. The average recorded investment in impaired loans during 1998 was $7.3 million.

     Of total gross loans and leases at December 31, 1997, $6.9 million were considered to be impaired. The allowance for possible loan and lease losses included $867,000 related to these loans. The amount of

                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


interest received and recognized on these impaired loans in 1997 was $416,000. The average recorded investment in impaired loans during 1997 was $6.8 million.

     The changes in the allowance for possible loan and lease losses for the years ended December 31, 1998, 1997, and 1996 were as follows (amounts in thousands):


                                                           Year Ended
                                                          December 31,
                                                  ---------------------------
                                                    1998      1997      1996
                                                  -------   -------   -------
Balance, beginning of year . . . . . . . . . .    $ 7,891   $ 5,647   $ 5,003
Provision for possible loan and lease losses .      2,370     2,799     1,421
Loans charged off. . . . . . . . . . . . . . .     (2,067)   (1,714)   (1,089)
Recoveries . . . . . . . . . . . . . . . . . .        515       295       312
Acquisition. . . . . . . . . . . . . . . . . .          0       864         0
                                                  -------   -------   -------
Balance, end of period . . . . . . . . . . . .    $ 8,709   $ 7,891   $ 5,647
                                                  -------   -------   -------
                                                  -------   -------   -------


     As of December 31, 1998 and 1997, loans totaling $8,664,000 and $6,949,000, respectively, were on nonaccrual status. Forgone interest on loans that were on nonaccrual status for the years ended December 31, 1998, 1997 and 1996, approximated $501,000, $311,000 and $327,000, respectively.
Cash collections of interest on nonaccrual loans for the same periods of $419,000, $416,000, and $320,000, respectively, were included in interest on loans in the Consolidated Statements of Income. The principal balance of loans where scheduled payments are 90 days or more past their due date and where interest has been accrued totaled $3,156,000, $1,576,000, and $2,199,000, as of December 31, 1998, 1997 and 1996, respectively. Management believes these loans are adequately secured and interest recorded on these loans will be collected.

     At December 31, 1998 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or who had restructured loans.

     Other real estate owned was $1,059,000 and $1,534,000 at December 31, 1998, and 1997, respectively, and is recorded in other assets. At December 31, 1998 and 1997 the balance in the allowance for losses on other real estate owned was zero. During the years ended December 31, 1998 and 1997, there was no significant activity in the allowance for losses on other real estate owned.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


4.   SALES AND SERVICING OF SBA LOANS:

     Prior to January 1, 1997 the Company's excess servicing fees were recorded as excess servicing assets which were amortized over the estimated life of the related loans. Effective January 1, 1997, under provisions of SFAS 125, excess servicing assets of $12.0 million recognized on SBA loans and $0.15 million on B&I loans sold prior to January 1, 1997 and mortgage servicing assets of $0.6 million, were reclassified to interest-only strips receivable. The balance of excess servicing assets at January 1, 1997 were reclassified to servicing assets. These assets are amortized as an offset to loan servicing income and I/O strip income over the estimated life of the related loans.

     Interest-only strips receivable are classified as interest-only strips receivable available for sale and are carried at fair value. On a quarterly basis the Company reviews its servicing assets, stratified by loan type, for impairment. The amount of impairment recognized is the amount by which the carrying amount of the servicing assets exceeds their fair value. This amount is recorded as a valuation allowance. There was no activity in the valuation allowance during 1997. During 1998 the valuation allowance was increased by $420,000 which was recorded as a charge to income. The ending balance at December 31, 1998 in the valuation allowance was $420,000. The fair value of the Company's servicing assets at December 31, 1998 based on the current quoted market prices for similar instruments was estimated at $2.0 million. The carrying amount net of valuation allowance, at this same date was also $2.0 million.

     During 1998, the Company changed its estimates regarding the prepayment speeds of SBA loans it originates and services for investors. The net effect on income before provision for income taxes for 1998 was a decrease of approximately $1 million.

     A summary of the activity in SBA loans for the years ended December 31, 1998, 1997 and 1996, is as follows (amounts in thousands):

                                                                                 December 31,
                                                                   --------------------------------------
                                                                     1998            1997           1996
                                                                   --------       --------        -------
Excess servicing retained on January 1,. . . . . . . . . . .       $      0       $ 14,188        $14,813
Reclassification to servicing assets . . . . . . . . . . . .              0          2,180              0
Reclassification to I/O strips (1) . . . . . . . . . . . . .              0         12,758              0
Servicing assets at January 1, . . . . . . . . . . . . . . .          2,021              0              0
I/O strips at January 1, . . . . . . . . . . . . . . . . . .         16,401              0              0
Additions to excess servicing assets at sale . . . . . . . .              0              0            690
Additions to servicing assets at sale. . . . . . . . . . . .            685            114              0
Additions to I/O strips at sale (2). . . . . . . . . . . . .          9,031          5,089              0
Amortization charged against earnings -
 servicing assets/excess servicing . . . . . . . . . . . . .            261            273          1,315
Amortization charged against earnings - I/O strips . . . . .          2,779          1,446              0
Balance of excess servicing retained at December 31. . . . .              0              0         14,188
Balance of servicing assets at December 31 . . . . . . . . .          2,445          2,021              0
Balance of I/O strips at December 31 . . . . . . . . . . . .         22,653         16,401              0
Unrealized (loss)/gain on I/O strips at December 31. . . . .           (528)           675              0
Servicing assets valuation allowance at December 31. . . . .           (420)             0              0


(1) Includes $600 thousand in purchased mortgage servicing rights and $150 thousand in excess servicing on B&I loans.
(2)  Includes $367 thousand related to B&I loan sales during 1997.

                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


     Included in the fair value of I/O strips at December 31, 1998 and 1997, respectively is $464 thousand and $512 thousand related to B&I loans of which $11 thousand and $15 thousand represents the unrealized gain on these assets. Excess servicing retained at December 31, 1996 includes $150 thousand generated on the sale of B&I loans.

     Sales of guaranteed portions of SBA loans totaled $32.3 million, $9.6 million and $6.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     In 1998 the Company completed a securitization of $85 million in SBA 504 and similar loans and recorded a gain of $890 thousand on this transaction. Related to this transaction the Company recorded a recourse obligation of $2.8 million, representing the present value of projected future losses, and interest-only strips receivable totaling $8.8 million.

     In June, 1997 $51.3 million of unguaranteed portions of SBA loans were securitized. A gain of $2.6 million was recorded upon securitization and approximately $4 million in additional interest-only strips receivable was recorded. A recourse obligation of $3,272 thousand was recorded at securitization of which $250 thousand in 1997 and $455 thousand in 1998 was subsequently credited to expense related to the paydown of loans included in the securitization.

     For the years ended December 31, 1998, 1997 and 1996, $96.3 million, $78.1 million and $7.3 million of unguaranteed portions of SBA and similar loans, respectively, were originated for sale.

5.   BANK PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT:

     Bank premises, leasehold improvements and equipment at December 31, 1998 and 1997, consisted of the following (amounts in thousands):

                                                           December 31, 1998
                                               ------------------------------------------
                                                              Accumulated
                                                             Depreciation/        Net
                                                Cost         Amortization      Book Value
                                               --------     --------------     ----------
Land . . . . . . . . . . . . . . . . . .       $  1,475       $      0          $  1,475
Buildings. . . . . . . . . . . . . . . .          8,848          1,682             7,166
Leasehold improvements . . . . . . . . .          3,865          2,246             1,619
Furniture and equipment. . . . . . . . .         11,283          8,061             3,222
                                               --------     --------------     ----------
Total. . . . . . . . . . . . . . . . . .       $ 25,471       $ 11,989          $ 13,482
                                               --------     --------------     ----------
                                               --------     --------------     ----------

                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

                                                           December 31, 1997
                                               ------------------------------------------
                                                              Accumulated
                                                             Depreciation/        Net
                                                Cost         Amortization      Book Value
                                               --------     --------------     ----------
Land . . . . . . . . . . . . . . . . . .       $  1,080       $      0          $  1,080
Buildings. . . . . . . . . . . . . . . .          8,749          1,361             7,388
Leasehold improvements . . . . . . . . .          3,604          1,982             1,622
Furniture and equipment. . . . . . . . .          9,822          7,083             2,739
                                               --------     --------------     ----------
Total. . . . . . . . . . . . . . . . . .       $ 23,255       $ 10,426          $ 12,829
                                               --------     --------------     ----------
                                               --------     --------------     ----------

     Depreciation and amortization amounts included in net occupancy and equipment expenses were $1,951,000, $1,816,000 and $1,576,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

6.   DEPOSITS:

     The aggregate amount of certificates of deposit with balances of $100,000 or more, was $159,905,000 and $107,141,000 at December 31, 1998 and
1997, respectively.

     Maturities of certificates of deposit at December 31, 1998 were as follows (amounts in thousands):

          Year
          ----
          1999 . . . . . . . . . . . . .     283,291
          2000 . . . . . . . . . . . . .      20,762
          2001 . . . . . . . . . . . . .       3,517
          2002 . . . . . . . . . . . . .       4,227
          2003 . . . . . . . . . . . . .       2,315
          Thereafter . . . . . . . . . .          95
                                           ---------
                                           $ 314,207
                                           ---------
                                           ---------


7.   CONVERTIBLE DEBENTURES:

     Convertible subordinated debentures, which totaled $2,468 thousand at December 31, 1997, were originally issued by Continental Pacific Bank during 1993. These debentures were variable rate with a minimum rate of 8%. Balances outstanding at December 31, 1997, and during 1998 carried an interest rate of 8%. During 1998, the Company called these debentures for redemption effective August 31, 1998, if not converted by August 31, 1998. A total of $2,424 thousand of debentures were converted to Company common stock at the conversion rate of $15.39 per share. The balance of $44 thousand were redeemed at 100% of the principal value.

8.   SALARY CONTINUATION PLAN:

     The Company has a Salary Continuation Plan covering certain of its senior officers and directors. Under this plan, the officers and directors or their beneficiaries will receive monthly payments after retirement or, if earlier, death. Certain officers' and directors' agreements provide for an acceleration of benefits such that

                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

the full amount due under the agreement would become payable in the case of a change of control of the Company. The Company recognized $95,000, $114,000 and $105,000 as compensation expense in 1998, 1997 and 1996, respectively, under this plan. To protect the Company in the event of death prior to retirement, the Company has secured life insurance on the lives of the covered officers and directors.

     CCBC had a Salary Continuation Plan covering certain of its senior officers. Upon the acquisition of CCBC by the Company an acceleration of benefits under this plan was activated resulting in a 1998 charge to compensation expense, including normal accruals, of $2,054,000. Charges
accrued under this plan were $55,000 in 1997 and $41,000 in 1996.   Amounts
due by the Company under the plan have been transferred to a third party trust.

9.   COMMITMENTS AND CONTINGENT LIABILITIES:

     LEASE PAYMENTS. The Company is obligated for rental payments under certain operating lease, capitalized lease and contract agreements, some of which contain renewal options. Total rental expense included in net occupancy and equipment expense amounted to $1,895,000, $1,728,000 and $1,642,000, for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, future minimum rentals to be received under noncancellable subleases were approximately $303,000.

     At December 31, 1998, future minimum payments, by year and in the aggregate, under the capital leases and noncancellable operating leases with initial or remaining terms of one year or more consisted of the following (in thousands):

                                                       Capital      Operating
          Year                                         Leases        Leases
          ----                                        --------      ---------
          1998 . . . . . . . . . . . . . . . . . .     $  42         $ 1,954
          1999 . . . . . . . . . . . . . . . . . .        42           1,774
          2000 . . . . . . . . . . . . . . . . . .        42           1,416
          2001 . . . . . . . . . . . . . . . . . .        42           1,389
          2002 . . . . . . . . . . . . . . . . . .        42             999
          Thereafter . . . . . . . . . . . . . . .       342           2,833
                                                      --------      ---------
          Total minimum lease payments . . . . . .       552         $10,365
                                                                    ---------
                                                                    ---------
          Less amount representing interest. . . .      (263)
                                                      --------

          Present value of net minimum
            lease payments . . . . . . . . . . . .     $ 289
                                                      --------
                                                      --------


     COMMITMENTS TO LEND. In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the consolidated financial statements. As of December 31, 1998 and 1997, the Company had outstanding $222,066,000 and $169,235,000, respectively, in commitments to extend credit and $4,337,000 and $5,312,000, respectively, in standby letters of credit. At December 31, 1998, no losses are anticipated as a result of these commitments.

     Loan commitments are typically contingent upon the borrower meeting certain financial and other covenants, and such commitments typically have fixed expiration dates and sometimes require payment of fees. Approximately $62,188,000 of the commitments at December 31, 1998, relate to SBA loans which may require a construction phase, generally lasting less than 12 months. The remainder relate primarily to

                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

commercial lines of credit, construction loans, equity lines of credit, and commercial loans. The Company evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

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

     LEGAL ACTIONS. During 1987, the Bank took title, through foreclosure, of a property located in Placer County which subsequent to the Bank's sale of the property was determined to be contaminated with a form of hydrocarbons. At the time it owned the property, the Bank became aware of and investigated the status of certain underground tanks that had existed on the property.
The Bank hired a consultant to study the tanks and properly seal them. Several years later, and after resale of the property, contamination was observed in the area of at least one of the buried tanks and along an adjoining riverbank of the Yuba River. The Bank, at the time of resale of the property, was not aware of this contamination adjacent to the tanks but was aware of the existence of the tanks and disclosed this to the purchaser.

    A formal settlement agreement has been executed by the parties and is awaiting final court approval by the Eastern California District of the U. S. District Court where an action was filed in the summer of 1995. Under the terms of the formal settlement, the Bank will pay a small sum to a common fund for remediation of the property and the Bank further agrees to refinance on behalf of the existing owner of the property two senior liens and to consolidate certain other debt securing the property into a new deed of trust contingent upon remediation of the contamination by a licensed contractor and approval by the appropriate governmental agencies.

     In addition, the Company is subject to some minor pending and threatened legal actions which arise out of the normal course of business and, in the opinion of Management and the Company's General Counsel, the disposition of these claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

     RESERVES. The Company is required to maintain reserves with the Federal Reserve Bank of San Francisco equal to a percentage of its reservable deposits. The reserve requirement at December 31, 1998 and 1997 was $0 and $11,102,000, respectively. As compensation for check-clearing services, additional compensating balances of $3,438,000 and $3,175,000 at December 31, 1998 and 1997, respectively, were required to be maintained with the Federal Reserve Bank. In addition, at December 31, 1998 and 1997, the Company had restricted access to approximately $3.7 million and $2.2 million of on balance sheet cash balances which are required to be maintained pursuant to its securitizations.

10.  NOTES PAYABLE:

     Included in other liabilities at December 31, 1998 and 1997 are amounts borrowed from the FHLB. Borrowings require monthly interest payments with the principal payable at maturity. Amounts consist of the following:


Borrowing from the FHLB, matures March 26, 2001,
  interest at 6.44%                                      $     750,000
Borrowing from the FHLB, matures April 23, 2003,
  interest at 6.92%                                          1,900,000
                                                         -------------


                          SIERRAWEST BANCORP AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)



Total                                                    $   2,650,000
                                                         -------------
                                                         -------------

                        SIERRAWEST BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

INCOME TAXES:

     The current and deferred amounts of the tax provision for the years ended December 31, 1998, 1997 and 1996 are as follows (amounts in thousands):



                                                                       December 31,
                                                         -------------------------------------
                                                           1998            1997           1996
                                                         --------       --------       -------

Federal        Currently payable. . . . . . .            $  6,668       $  4,631       $  1,921
               Deferred . . . . . . . . . . .              (2,218)          (255)           332

State          Currently payable. . . . . . .               1,588          1,308            633
               Deferred . . . . . . . . . . .                (271)           (11)           109
                                                         --------       --------       -------

                                                         $  5,767       $  5,673       $  2,995
                                                         --------       --------       -------
                                                         --------       --------       -------

Total          Currently payable. . . . . . .            $  8,256       $  5,939       $  2,554
               Deferred . . . . . . . . . . .              (2,489)          (266)           441
                                                         --------       --------       -------

                                                         $  5,767       $  5,673       $  2,995
                                                         --------       --------       -------
                                                         --------       --------       -------

                        SIERRAWEST BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     Deferred income taxes reflect the net tax effects of temporary differences in the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's net deferred tax liability as of December 31, 1998 and 1997 are as follows (amounts in thousands):


                                                                          December 31,
                                                                    ----------------------
Deferred Tax Assets:                                                  1998            1997
                                                                    -------        -------
 Book loan loss allowance in excess of tax loan loss allowance      $ 3,401        $ 2,862
 State taxes paid or accrued                                            378            396
 Accrued personal leave                                                 298            232
 Deferred compensation                                                1,391            418
 Accrued expenses                                                       586            502
 Other                                                                  571            454
                                                                    -------        -------
                                                                      6,625          4,864
                                                                    -------        -------

Deferred Tax Liabilities:
 Unamortized book gain in excess of unamortized tax gain
  on sale of SBA loans                                              $   888        $ 2,217
 Deferred loan costs                                                  1,468          1,104
 Loans and securities marked to market                                  590            748
 Unrealized gain on investment securities and I/O strips receivable      39            444
 Other                                                                  716            321
                                                                    -------        -------
                                                                      3,701          4,834
                                                                    -------        -------
Net deferred tax asset                                              $ 2,924       $     30
                                                                    -------        -------
                                                                    -------        -------


     The total tax provision differs from the statutory federal income tax rates for the reasons shown in the following table:



                                                                  December 31,
                                                         ------------------------------
                                                          1998        1997         1996
                                                         -----        ----        -----
Tax at statutory federal rate. . . . . . . . . . .       35.0%        35.0%       35.0%
State taxes, net of federal benefit. . . . . . . .        4.8          5.4         5.0
Income exempt from federal taxation. . . . . . . .       (2.1)        (1.0)       (1.6)
Increase in cash surrender value
  of life insurance policies . . . . . . . . . . .       (0.4)        (0.3)       (0.5)
Nondeductible merger expenses. . . . . . . . . . .        2.8          0.9           0
Other, net . . . . . . . . . . . . . . . . . . . .        2.8         (1.2)        0.1
                                                         -----        -----       -----

Effective tax rate . . . . . . . . . . . . . . . .        42.9%        38.8%       38.0%
                                                         -----        -----       -----
                                                         -----        -----       -----

                        SIERRAWEST BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

12.  PREFERRED STOCK:

     On December 21, 1995, the Company designated 200,000 shares of its 10,000,000 authorized preferred shares as Series A Junior Participating Preferred Stock (Series A stock). One share of Series A stock has the same voting and participation rights as one hundred shares of common stock. On this same date, the Company's Board of Directors adopted a shareholder rights protection plan (the Plan) and declared a dividend of one stock right for each share of common stock outstanding on January 16, 1996. Upon the occurrence of certain events, the right is convertible into one one-hundredth of a share of Series A stock for an exercise price of $40. As the rights are not convertible at the option of the holder and there is no assurance that they will become convertible, the Company has not assigned a value to the rights. The Plan became effective March 3, 1996. On January 29, 1998, the Company amended the Plan and increased the exercise price of the stock rights from $40 to $100. On February 25, 1999, the Company amended the Plan to exclude BancWest Corporation from the provisions of the Plan. See Note 20.

13.  OTHER EXPENSE:

     Other expense for the years ended December 31, 1998, 1997 and 1996 include the following (amounts in thousands):


                                                   Year Ended December 31,
                                        ---------------------------------------
                                             1998           1997           1996
                                        ---------       --------       --------
Advertising. . . . . . . . . . . .      $   1,062       $    774       $    721
Audit and accounting fees. . . . .            415            370            229
Consulting . . . . . . . . . . . .          1,243          1,113            671
Directors' fees and expenses . . .            462            597            506
Insurance(1) . . . . . . . . . . .            376            336            335
Legal fees . . . . . . . . . . . .            479            334            666
Postage. . . . . . . . . . . . . .            573            476            438
Real estate expenses . . . . . . .            305            377            300
Stationery and supplies. . . . . .            669            619            639
Telephone. . . . . . . . . . . . .            589            539            461
Sundry losses. . . . . . . . . . .            733            580            839
Other. . . . . . . . . . . . . . .          4,070          2,957          2,393
                                        ---------       --------       --------
                                        $  10,976     $    9,072     $    8,198
                                        ---------       --------       --------
                                        ---------       --------       --------

---------------
(1) Excludes medical insurance and workers' compensation premiums which are included in salaries and related benefits.

14.  EARNINGS PER SHARE:

     During the fourth quarter of 1998, the Company adopted SFAS No. 128, EARNINGS PER SHARE. This statement replaces previous earnings per share reporting requirements and requires presentation of both basic and diluted earnings per share. All earnings per common and equivalent share information has been restated to give effect to the adoption of SFAS No. 128. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

                        SIERRAWEST BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                        SIERRAWEST BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     The following reconciles the numerator and denominator used in the calculation of both the basic earnings per share and diluted earnings per share for each of the years ended December 31:



                                                            1998        1997         1996
                                                          -------     -------      -------
                                                       (in thousands, except per share data)

CALCULATION OF BASIC EARNINGS PER SHARE

Numerator - net income                                     $7,678      $8,948       $4,887
Denominator - weighted average common shares
 outstanding                                                5,151       4,566        3,622
                                                          -------     -------      -------

Basic Earnings Per Share                                  $  1.49     $  1.96      $  1.35
                                                          -------     -------      -------
                                                          -------     -------      -------

CALCULATION OF DILUTED EARNINGS PER SHARE

Numerator:
 Net Income                                                $7,678      $8,948       $4,887
 Effect of convertible debentures                              29         164          626
                                                          -------     -------      -------

Net Income and assumed conversions                         $7,707      $9,112       $5,513

Denominator:
 Weighted average common shares outstanding                 5,151       4,566        3,622
 Dilutive effect of options                                   233         266          165
 Dilutive effect of convertible debentures                     90         448        1,227
                                                          -------     -------      -------
                                                            5,474       5,280        5,014
                                                          -------     -------      -------

Diluted Earnings Per Share                                $  1.41     $  1.73      $  1.10
                                                          -------     -------      -------
                                                          -------     -------      -------

15.  EMPLOYEE STOCK OPTION PLAN:

     Under the Company's 1988 stock option plan, 519,750 shares of stock were reserved for employee stock options. Options under this plan could be granted to full-time salaried officers and employees and to directors of Bancorp and its subsidiary at the fair market value of the stock on the date of grant. With the exception of non-employee director options granted after August 16, 1995, options granted under the 1988 plan are exercisable for a period of five years, with 20% of the options vesting each year. Options granted to non-employee directors after August 16, 1995 are fully vested upon grant and have a term and exercise period of ten years. The 1988 plan was terminated in 1996 and replaced by a new plan, under which 472,500 shares are available for issuance. Options under this plan may be granted to full-time salaried officers and employees at the fair market value of the stock on the date of the grant. The options have a term of ten years and vesting provisions are determined by a committee of the Board of Directors, with a minimum of 20% of the options vesting each year.

     CCBC had two stock option plans. No options are currently issuable under these plans and the Company is currently in the process of terminating the plans. Outstanding options were adjusted for the exchange ratio as defined in the merger agreement. The following tables include activity in the CCBC plans as adjusted for the exchange ratio.

                        SIERRAWEST BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


     The following is a summary of stock option activity:
     (Adjusted to reflect the 5% stock dividend paid August 29, 1997)



                                                                  Number of  Weighted Average
                                                                   Shares     Exercise Price
                                                                  ---------  ----------------

     Outstanding, January 1, 1996. . . . . . . . . . . . . .        502,306         $ 9.06
       Granted . . . . . . . . . . . . . . . . . . . . . . .         82,063          13.80
       Terminated. . . . . . . . . . . . . . . . . . . . . .        (27,021)          7.61
       Exercised . . . . . . . . . . . . . . . . . . . . . .        (33,990)          6.65
                                                                   --------
     Outstanding, December 31, 1996 (325,650 exercisable
      at a weighted average price of $10.29) . . . . . . . .        523,358          10.05
       Granted . . . . . . . . . . . . . . . . . . . . . . .         68,277          18.71
       Terminated. . . . . . . . . . . . . . . . . . . . . .        (16,578)         10.86
       Exercised . . . . . . . . . . . . . . . . . . . . . .       (132,947)          8.14
                                                                   --------
     Outstanding, December 31, 1997 (271,419 exercisable
      at a weighted average price of $11.09) . . . . . . . .        442,110          11.92
       Granted . . . . . . . . . . . . . . . . . . . . . . .         33,190          28.13
       Terminated. . . . . . . . . . . . . . . . . . . . . .         (8,748)          7.67
       Exercised . . . . . . . . . . . . . . . . . . . . . .       (128,829)          9.25
                                                                   --------
     Outstanding, December 31, 1998. . . . . . . . . . . . .        337,723          14.41
                                                                   --------
                                                                   --------

     Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                    Options Outstanding                            Options Exercisable
                         ----------------------------------------------     --------------------------------
                                      Weighted Average
                                         Remaining
       Range of            Number       Contractual    Weighted Average       Number        Weighted Average
    Exercise Prices      Outstanding     Life (Yrs)     Exercise Price      Exercisable      Exercise Price
    ---------------      -----------  ---------------- ----------------     -----------     ----------------

    $ 8.81 -  9.29          74,220          5.2           $    9.20            67,920          $   9.23
     10.71 - 11.47          68,139          1.7               10.75            42,519             10.75
     12.50 - 14.76         102,874          6.0               13.37            87,124             13.30
     16.19 - 19.77          57,540          8.0               17.54            12,197             17.39
     22.86 - 36.50          34,950          9.3               30.55             1,990             24.65
                           -------                                            -------
                           337,723                                            211,750
                           -------                                            -------
                           -------                                            -------

     At December 31, 1998, 304,200 shares were available for future grants under the 1996 plan.

     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The fair value of the options granted

                        SIERRAWEST BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

during 1998, 1997 and 1996 is estimated as $343,000, $397,000 and $352,000 on the date of grant using a binomial options pricing model with the following assumptions: For grants made in 1998: expected life, seven and one-half years; average risk free interest rate 5.38% and stock volatility 34%. For employee grants made in 1997: expected life, seven and one-half years; average risk free interest rate 6.19% and stock volatility 25%. For fully vested grants made in 1996: expected life, seven years; risk free interest rate, 5.97%. For all other employee grants made in 1996: expected life, four years; risk free interest rates, 5.76%. For all grants made in 1996, stock volatility was assumed to be 30%.

     Dividends were assumed to be payable at 1.3% during 1998 and 2.5% during 1997 and 1996. The weighted average per share fair value of the 1998, 1997 and 1996 awards was $14.97, $6.15 and $4.69, respectively. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Had compensation cost for the grants been determined based upon the fair value method, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below.


                                                    1998      1997      1996
                                                  -------   -------   -------
                                                         (in thousands)
        Net income
          As reported. . . . . . . . . . . .      $ 7,678   $ 8,948   $ 4,887
          Pro forma-basic. . . . . . . . . .        7,542     8,866     4,692
          Pro forma-diluted. . . . . . . . .        7,572     9,030     5,318

        Basic earnings per share
          As reported. . . . . . . . . . . .      $  1.49   $  1.96   $  1.35
          Pro forma. . . . . . . . . . . . .         1.47      1.95      1.30

        Diluted earnings per share
          As reported. . . . . . . . . . . .      $  1.41   $  1.73   $  1.10
          Pro forma. . . . . . . . . . . . .         1.39      1.71      1.06

     The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

16.  EMPLOYEE STOCK OWNERSHIP PLAN:

     Officers and other employees of Bancorp and its subsidiary are eligible for participation in the "SierraWest Bancorp KSOP Plan" (the "KSOP") which provides for a qualified cash or deferred arrangement and discretionary employer matching and profit sharing contributions. The Company contributes to the plan at the discretion of the Board of Directors. Contributions can take the form of cash contributions or Bancorp common stock. Contributions of $448,000, $317,000, and $238,000 were made to the KSOP in 1998, 1997 and
1996, respectively. The CCBC profit sharing plan is currently in the process of being terminated.

     CCBC had a profit sharing plan for its employees under which annual contributions were made at the discretion of its Board of Directors. Contributions of approximately $185,000, $143,000 and $132,000 were made to this plan in 1998, 1997 and 1996, respectively.

17.  CAPITAL REQUIREMENTS AND REGULATORY RESTRICTIONS:

                     SIERRAWEST BANCORP AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

     The Company is regulated by the Federal Reserve Board and is limited as to the payment of dividends by California corporate law to the amount of its retained earnings. SierraWest Bank is regulated by the Federal Deposit Insurance Corporation (the "FDIC"), whose regulations generally do not limit the payment of dividends. In addition to the FDIC, SierraWest Bank is also regulated by the California State Banking Department. California banking laws limit cash dividends to the lesser of retained earnings or net income for the last three years, net of the amount of distributions made to shareholders during such period. At December 31, 1998, in accordance with statutory restrictions, $15.4 million of Bancorp's retained earnings were restricted as to the payment of dividends; however, banking regulations also require that each bank maintain certain capital ratios. These requirements may further act to limit the payment of dividends.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The most recent notifications from the Federal Deposit Insurance Corporation for the Bank as of December 31, 1998 and 1997 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                     SIERRAWEST BANCORP AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

     The Company's and the Bank's actual capital amounts (in thousands) and ratios are also presented, respectively, in the following tables.

                                                                                                         To Be Well
                                                                                                         Capitalized
                                                                                                         Under Prompt
                                                                                   For Capital           Corrective
                                                             Actual              Adequacy Purposes       Action Provisions
                                                   ----------------------     ----------------------     ----------------------
                                                      Amount       Ratio        Amount        Ratio        Amount        Ratio
                                                   ----------     -------     ----------     -------     ----------     -------
As of December 31, 1998:
   Total Capital (to Risk Weighted Assets):
       Consolidated                                 $ 84,684        12.4%      $ 54,632       8.0%           N/A          N/A
       SierraWest Bank                                76,277        11.1%        54,802       8.0%        68,502         10.0%

   Tier I Capital (to Risk Weighted Assets):
       Consolidated                                   76,146        11.2%        27,316       4.0%           N/A          N/A
       SierraWest Bank                                67,712         9.9%        27,401       4.0%        41,101          6.0%

   Tier I Capital (to Average Assets):
       Consolidated                                   76,146         8.8%        34,801       4.0%           N/A          N/A
       SierraWest Bank                                67,712         7.8%        34,784       4.0%        43,480          5.0%

As of December 31, 1997:
   Total Capital (to Risk Weighted Assets):
       Consolidated                                 $ 75,826        12.7%      $ 47,855       8.0%           N/A          N/A
       SierraWest Bank                                72,087        12.0%        47,942       8.0%        59,928         10.0%

   Tier I Capital (to Risk Weighted Assets):
       Consolidated                                   66,377        11.1%        23,928       4.0%           N/A          N/A
       SierraWest Bank                                61,419        10.2%        23,971       4.0%        35,957          6.0%

   Tier I Capital (to Average Assets):
       Consolidated                                   66,377         8.6%        30,802       4.0%           N/A          N/A
       SierraWest Bank                                61,419         8.0%        30,785       4.0%        38,482          5.0%

18.  RELATED PARTY TRANSACTIONS:

     In the ordinary course of business, the Company makes loans to directors, senior officers and shareholders on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated persons.

     Summary of the activity for the years ended December 31, 1998 and 1997 is as follows (renewals are not reflected as either new loans or repayments):

                                      1998            1997
                                  -------------   -------------
Balance at beginning of year       $ 4,413,441     $ 3,493,092
Borrowings                           1,014,729       1,331,000
Principal repayments                (1,097,722)       (410,651)
Other Changes*                      (2,877,505)              0
                                  -------------   -------------
  Balance at end of year           $ 1,452,943     $ 4,413,441
                                  -------------   -------------
                                  -------------   -------------

*Represents loans to former directors and executive officers who are no longer related parties.

                     SIERRAWEST BANCORP AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

19.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

     SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that the Company disclose the fair value of financial instruments for which it is practicable to estimate that value. Although Management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market condition for the period subsequent to December 31, 1998 and 1997. Therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

     The following estimates and assumptions were used at December 31, 1998 and 1997, to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS. For cash and cash equivalents, the carrying amount is estimated to be fair value.

     INVESTMENT SECURITIES AND MUTUAL FUNDS. For investment securities and mutual funds, fair values are based on quoted market prices or dealer quotes. If a quoted price is not available, fair value is estimated using quoted market prices for similar securities.

     LOAN RECEIVABLES.   The fair value of non-SBA loans is estimated by
discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loans held or available for sale is estimated using quoted market prices for similar loans or the expected gain in the case of loans being pooled for securitization. SBA loans in process which will become available for sale after final disbursement are valued at cost plus the estimated gain on sale but excluding any gain allocable to the undisbursed portion of the loans. In assigning current market rates, it has been assumed that these reflect future losses and that no additional provision for loan and lease losses is required. The unguaranteed portion of SBA loans not being pooled for securitization have been valued at book value, which approximates fair value. Loans on nonaccrual or work out status have been valued at an estimated average realization value for the underlying collateral based on past experience in liquidation of comparable loans or by discounting estimated future cash flows using current interest rates with an additional risk adjustment reflecting the individual characteristics of the loans.

     EXCESS SERVICING/SERVICING ASSET/I/O STRIPS RECEIVABLE. The servicing spread net of normal servicing is valued at the current rate paid by the market for SBA interest strips at December 31, 1998 and 1997. A discount to the SBA strip pricing is applied to reflect a reduction in marketability for servicing spread included in the Company's June, 1997 securitization.

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

                     SIERRAWEST BANCORP AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


     NOTES PAYABLE. The fair value of notes payable is estimated by discounting the contractual cash flows using the current interest rate at which similar borrowings for the same remaining maturities could be made.

                     SIERRAWEST BANCORP AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


     CONVERTIBLE DEBENTURES. Fair value is based on quoted market prices at December 31, 1997.

     COMMITMENTS TO FUND LOANS. The Company's commitments to fund loans are primarily for adjustable rate loans indexed to the prime rate. For these commitments, there is no difference between the committed amount and fair value. At December 31, 1998 and 1997, the Company's commitments to fund fixed rate loans were at rates which approximated market. The unrealized gain from the subsequent sale of the commitment portion of government loans in process at December 31, 1998 and 1997 is estimated to be $409 thousand and $334 thousand, respectively.

     DERIVATIVE FINANCIAL INSTRUMENTS. Based on quoted market prices at December 31, 1998 and December 31, 1997, the interest rate swaps had a negative fair value of $167 thousand and $286 thousand, respectively.

     LETTERS OF CREDIT. The Company's standby letters of credit have been valued based on the fees charged for such instruments at December 31, 1998 and 1997. The difference between the letter of credit amounts and the fair value of such amounts is immaterial.

     The Company did not hold any commitments to sell loans at December 31, 1998 or 1997.

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                      December 31, 1998
                                                  -------------------------
                                                   Carrying         Fair
                                                    Amount          Value
                                                  ----------     ----------
Financial Assets:
  Cash and cash equivalents. . . . . . . . .      $   67,881     $   67,881
  Investment securities. . . . . . . . . . .         133,982        133,982
  Loans receivable . . . . . . . . . . . . .         616,274        637,929
  I/O strips receivable. . . . . . . . . . .          22,125         22,125
  Servicing asset. . . . . . . . . . . . . .           2,025          2,025
  Cash surrender value of life insurance . .           2,461          2,461
                                                  ----------     ----------
                                                  $  844,748     $  866,403
                                                  ----------     ----------
                                                  ----------     ----------
Financial Liabilities:
  Deposits . . . . . . . . . . . . . . . . .         782,552        784,286
  Notes payable. . . . . . . . . . . . . . .           2,650          2,796
                                                  ----------     ----------
                                                  $  785,202     $  787,082
                                                  ----------     ----------
                                                  ----------     ----------

                     SIERRAWEST BANCORP AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


                                                       December 31, 1997
                                                   ------------------------
                                                   Carrying         Fair
                                                    Amount          Value
                                                   ---------      ---------
Financial Assets:
  Cash and cash equivalents. . . . . . . . .       $  80,620      $  80,620
  Mutual funds . . . . . . . . . . . . . . .             733            733
  Investment securities. . . . . . . . . . .         107,576        107,576
  Loans receivable . . . . . . . . . . . . .         545,822        555,620
  I/O strips receivable. . . . . . . . . . .          17,076         17,076
  Servicing asset. . . . . . . . . . . . . .           2,021          2,021
  Cash surrender value of life insurance . .           2,437          2,437
                                                   ---------      ---------
                                                   $ 756,285      $ 766,083
                                                   ---------      ---------
                                                   ---------      ---------
Financial Liabilities:
  Deposits . . . . . . . . . . . . . . . . .       $ 701,001      $ 701,647
  Notes payable. . . . . . . . . . . . . . .           2,650          2,533
  Convertible debentures . . . . . . . . . .           2,468          2,468
                                                   ---------      ---------
                                                   $ 706,119      $ 706,648
                                                   ---------      ---------
                                                   ---------      ---------

20.  MERGERS AND ACQUISITION:

     On February 25, 1999, the Company entered into an Agreement and Plan of Merger ("Plan") with BancWest Corporation ("BancWest"). Under the terms of the Plan, BancWest will acquire all the outstanding common stock of the Company in exchange for 0.82 shares of BancWest common stock. The merger, which is expected to close in the second or third quarter of 1999, is subject to the approval of the Company's shareholders, various regulatory agencies and certain other conditions.

     On April 15, 1998, the Company completed the acquisition of California Community Bancshares Corporation (CCBC) and its wholly owned subsidiary Continental Pacific Bank (CPB), under the pooling-of-interests method of accounting and accordingly, the Company's historical consolidated results have been restated. Under the terms of the Plan of Acquisition and Merger dated November 13, 1997, shareholders of CCBC received 928 thousand shares of Bancorp's common stock at an exchange ratio of 0.8283 which was based upon a price of $37.94 which was the average closing price for Bancorp's stock from March 11, 1998 to April 7, 1998. The value of the acquisition, based upon an average price of $37.94 per share totaled approximately $44.7 million.

                     SIERRAWEST BANCORP AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

     The following presents a combined summary of operations of the Company and CCBC for the quarter ended March 31, 1998 and the years ended December 31, 1997 and 1996, and it is presented as if the merger had been effective on January 1, 1996.

                                                           SWB           CCBC         COMBINED
                                                       ----------     ----------     ----------
                                                        (in thousands, except per share data)
Three months ended March 31, 1998 (unaudited)
Net interest income. . . . . . . . . . . . . .         $    7,703     $    2,090     $    9,793
Net income . . . . . . . . . . . . . . . . . .              1,755            264          2,019
Basic Earnings Per Share . . . . . . . . . . .               0.43           0.24           0.40
Diluted Earnings Per Share . . . . . . . . . .               0.40           0.21           0.37

Year ended December 31, 1997
Net interest income. . . . . . . . . . . . . .         $   27,211     $    8,133     $   35,344
Net income . . . . . . . . . . . . . . . . . .              7,509          1,439          8,948
Basic Earnings Per Share . . . . . . . . . . .               2.03           1.36           1.96
Diluted Earnings Per Share . . . . . . . . . .               1.82           1.15           1.73

Year ended December 31, 1996
Net interest income. . . . . . . . . . . . . .         $   20,774     $    7,637     $   28,411
Net income . . . . . . . . . . . . . . . . . .              3,328          1,559          4,887
Basic Earnings Per Share . . . . . . . . . . .               1.18           1.59           1.35
Diluted Earnings Per Share . . . . . . . . . .               0.96           1.32           1.10

At December 31, 1997
  Total Assets . . . . . . . . . . . . . . . .         $  589,755     $  196,991     $  786,746
  Total Deposits . . . . . . . . . . . . . . .            526,269        174,732        701,001
  Total Shareholder's Equity . . . . . . . . .             53,630         15,753         69,383

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

                     SIERRAWEST BANCORP AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


     The following unaudited pro-forma combined Summary of Operations presents a pro-forma combined summary of operations of both companies for the years end December 31, 1997 and 1996 and it is presented as if the merger had been effective on January 1, 1997 and January 1, 1996. This pro-forma reflects adjustments for amortization of purchase accounting adjustments. The unaudited pro-forma of the Combined Summary of Operations data is intended for information purposes only and is not necessarily indicative of future results of operations of the Company or the results of operations that would have actually occurred had the merger been effected during the periods presented.

                  Unaudited Pro-Forma Combined Summary of Operations
                        (In thousands, except per share data)

                                                              For the Years Ended December 31,
                                                              --------------------------------
                                                                     1997          1996
                                                                 ----------     ----------
Interest income. . . . . . . . . . . . . . . . . . . . . . .     $   60,365     $   50,248
Interest Expense . . . . . . . . . . . . . . . . . . . . . .         23,945         19,649
                                                                 ----------     ----------
Net interest income. . . . . . . . . . . . . . . . . . . . .         36,420         30,599
Provision for loan losses. . . . . . . . . . . . . . . . . .          2,940          1,849
                                                                 ----------     ----------
Net interest income after provision for loan losses. . . . .         33,480         28,750
Other operating income . . . . . . . . . . . . . . . . . . .         13,880          9,794
Other operating expense. . . . . . . . . . . . . . . . . . .         32,923         30,355
                                                                 ----------     ----------
Income before income taxes . . . . . . . . . . . . . . . . .         14,437          8,189
Provision for income taxes . . . . . . . . . . . . . . . . .          5,600          3,153
                                                                 ----------     ----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .     $    8,837     $    5,036
                                                                 ----------     ----------
                                                                 ----------     ----------

Basic Earnings Per Share . . . . . . . . . . . . . . . . . .     $     1.90     $     1.33
Weighted average common shares used
  to calculate basic earnings per share. . . . . . . . . . .          4,652          3,793

Net income adjusted for effect of convertible debentures . .     $    9,001     $    5,662
Diluted Earnings Per Share . . . . . . . . . . . . . . . . .     $     1.68     $     1.09
Weighted average common shares adjusted for dilutive
  effect of options and convertible debentures . . . . . . .          5,365          5,185

                              SIERRAWEST BANCORP AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (continued)

21.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS:

SIERRAWEST BANCORP STATEMENTS OF FINANCIAL CONDITION
December 31,  (in thousands except for share amounts)

                                                                      1998           1997*
                                                                  ---------      ---------
ASSETS

Cash and cash equivalents. . . . . . . . . . . . . . . . . .      $   8,439      $   3,571
Investment in subsidiary . . . . . . . . . . . . . . . . . .         69,858         64,588
Due from subsidiary. . . . . . . . . . . . . . . . . . . . .              0             73
Note receivable from subsidiary. . . . . . . . . . . . . . .              0          3,669
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .            433            598
                                                                  ---------      ---------
  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .      $  78,730      $  72,499
                                                                  ---------      ---------
                                                                  ---------      ---------
LIABILITIES

Accrued expenses . . . . . . . . . . . . . . . . . . . . . .      $     283      $     481
Due to subsidiary. . . . . . . . . . . . . . . . . . . . . .             31              8
Convertible debentures . . . . . . . . . . . . . . . . . . .              0          2,468
Deferred Income. . . . . . . . . . . . . . . . . . . . . . .            146            159
                                                                  ---------      ---------
  Total Liabilities. . . . . . . . . . . . . . . . . . . . .            460          3,116
                                                                  ---------      ---------
SHAREHOLDERS' EQUITY

Preferred stock, no par value; 9,800,000 shares
  authorized; none issued. . . . . . . . . . . . . . . . . .              0              0
Preferred stock series A, no par value; 200,000
  shares authorized; none issued . . . . . . . . . . . . . .              0              0
Common stock, no par value; 10,000,000 shares authorized;
  5,301,756 and 5,019,254 shares issued and outstanding. . .         45,983         42,148
Retained earnings. . . . . . . . . . . . . . . . . . . . . .         32,230         26,598
Accumulated other comprehensive income,
 net of tax of $40 and $445. . . . . . . . . . . . . . . . .             57            637
                                                                  ---------      ---------
  Total Shareholders' Equity . . . . . . . . . . . . . . . .         78,270         69,383
                                                                  ---------      ---------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY . . . . . . . . .      $  78,730      $  72,499
                                                                  ---------      ---------
                                                                  ---------      ---------

* Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

                              SIERRAWEST BANCORP AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (continued)

SIERRAWEST BANCORP STATEMENTS OF INCOME AND COMPRENSIVE INCOME
For the Years Ended December 31,  (in thousands):

                                                  1998        1997*       1996*
                                                 -------     -------     -------
INCOME

Service fees . . . . . . . . . . . . . . . .     $    0      $    0      $1,185
Dividends from subsidiary. . . . . . . . . .      2,014       2,904       1,710
Interest income. . . . . . . . . . . . . . .        350         424         417
Other income . . . . . . . . . . . . . . . .          0         194         283
                                                 -------      ------     -------
   Total Income. . . . . . . . . . . . . . .      2,364       3,522       3,595
                                                 -------      ------     -------
EXPENSE

Salaries and related benefits. . . . . . . .         11         (17)      1,553
Interest expense . . . . . . . . . . . . . .         87         298         982
Other expense. . . . . . . . . . . . . . . .        489         756       1,597
                                                 -------      ------     -------
   Total Expense . . . . . . . . . . . . . .        587       1,037       4,132
                                                 -------      ------     -------
Gain (Loss) Before Income Tax Benefit
  and Equity in Undistributed Income
  of Subsidiary. . . . . . . . . . . . . . .      1,777       2,485        (537)
Applicable income tax benefit. . . . . . . .         51          38         892
                                                 -------      ------     -------
Income Before Equity in Undistributed
  Income of Subsidiary . . . . . . . . . . .      1,828       2,523         355
Equity in Undistributed Income of
  Subsidiary . . . . . . . . . . . . . . . .      5,850       6,425       4,532
                                                 -------      ------     -------
NET INCOME . . . . . . . . . . . . . . . . .     $7,678      $8,948      $4,887
                                                 -------      ------     -------
Other Comprehensive Income, net of tax . . .     $ (580)     $  942      $ (233)
                                                 -------      ------     -------
TOTAL COMPREHENSIVE INCOME . . . . . . . . .     $7,098      $9,890      $4,654
                                                 -------      ------     -------
                                                 -------      ------     -------

* Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

                              SIERRAWEST BANCORP AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (continued)

SIERRAWEST BANCORP STATEMENTS OF CASH FLOWS
For the Years Ended December 31, (in thousands):

                                                                  1998          1997*          1996*
                                                               --------       --------       --------
Net income . . . . . . . . . . . . . . . . . . . . .           $ 7,678        $ 8,948        $ 4,887
Adjustments to reconcile net income to net
  cash used in operating activities:
Depreciation and amortization expense. . . . . . . .                21            150            280
Effect of changes in:
  Due from subsidiary. . . . . . . . . . . . . . . .                72             22            (95)
  Due to subsidiary. . . . . . . . . . . . . . . . .                23            (43)            51
  Other assets . . . . . . . . . . . . . . . . . . .                11            103           (205)
  Accrued expenses . . . . . . . . . . . . . . . . .               (63)          (556)          (175)
  Taxes payable. . . . . . . . . . . . . . . . . . .               302            213            206
Dividend from subsidiary . . . . . . . . . . . . . .            (2,014)        (2,904)        (1,710)
Equity in undistributed income of
 subsidiaries. . . . . . . . . . . . . . . . . . . .            (5,850)        (6,425)        (4,532)
                                                               --------       --------       --------
Total Adjustments. . . . . . . . . . . . . . . . . .            (7,498)        (9,440)        (6,180)
                                                               --------       --------       --------
Net cash provided by (used in) operating
  activities . . . . . . . . . . . . . . . . . . . .               180           (492)        (1,293)

Cash flows from investing activities:
 Capital expenditures. . . . . . . . . . . . . . . .                 0            (72)        (1,131)
 Proceeds from sale of building. . . . . . . . . . .                 0          1,523              0
 Dividend received . . . . . . . . . . . . . . . . .             2,014          2,904          1,710
 Acquisition . . . . . . . . . . . . . . . . . . . .                 0         (3,301)             0
                                                               --------       --------       --------
Net cash provided by investing activities. . . . . .             2,014          1,054            579
                                                               --------       --------       --------
Cash flows from financing activities:
 Proceeds from issuance of common stock. . . . . . .             1,110          1,081            212
 Dividend paid . . . . . . . . . . . . . . . . . . .            (2,045)        (1,810)        (1,247)
 Cash paid - fractional shares . . . . . . . . . . .               (16)           (11)             0
 Change in note receivable from subsidiary . . . . .             3,669              0         (3,669)
 Convertible debentures. . . . . . . . . . . . . . .               (44)             0          4,025
 Other . . . . . . . . . . . . . . . . . . . . . . .                 0              0            (24)
                                                               --------       --------       --------
Net cash provided by (used in) financing activities.             2,674           (740)          (703)
                                                               --------       --------       --------
Net increase (decrease) in cash and
 cash equivalents. . . . . . . . . . . . . . . . . .             4,868           (178)        (1,417)
Cash and cash equivalents beginning of year. . . . .             3,571          3,749          5,166
                                                               --------       --------       --------
Cash and cash equivalents end of year. . . . . . . .           $ 8,439        $ 3,571        $ 3,749
                                                               --------       --------       --------
                                                               --------       --------       --------

* Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

                              SIERRAWEST BANCORP AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (continued)

                              SIERRAWEST BANCORP AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (continued)

SUPPLEMENTAL DISCLOSURES

                                     1998           1997          1996
                                     ----           ----          ----
                                               (in thousands)
Interest Payments                    136            625           960

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                        YEAR FIRST
                                        APPOINTED      POSITION AND PRINCIPAL OCCUPATION
NAME                            AGE     DIRECTOR       DURING THE PAST FIVE YEARS
-----------------               ---     ----------     -------------------------------------------------------------------------
CURRENT DIRECTORS

David W. Clark                  61      1990           Chairman/CEO of Clark and Sullivan Constructors, Inc. since January 1977.

Ralph J. Coppola                64      1996           Self-employed physician and auto dealer.

William T. Fike                 51      1992           President/CEO and Director of the Bancorp since July 1992.  President/CEO of
                                                       SierraWest Bank since October 1996.  Executive Vice President and Chief
                                                       Operating Officer of the Bancorp from May 1991 to July 1992.

Richard S. Gaston               65      1995           Chairman and Director of Gaston & Wilkerson Management Group, real estate investments and management.

Jerrold T. Henley               61      1986           Chairman of the Bancorp since July 1992.  President/CEO of the Bancorp from its inception to June 1992.

John J. Johnson                 65      1996           Retired.  Owner, Johnson's Sporting World, Reno, Nevada until April 1992.

Ronald A. Johnson               58      1996           Self-employed CPA and financial consultant.


A. Morgan Jones                 67      1986           Attorney.  President and director of Truckee River Associates, (commercial real estate management, development and sales).

Jack V. Leonesio                55      1986           Owner of a restaurant/bar in Truckee, California since 1973 and co-owner of a bar in Reno, Nevada since April 1994.

William W.  McClintock          53      1986           Self-employed CPA and financial consultant.


                                        YEAR FIRST
                                        APPOINTED      POSITION AND PRINCIPAL OCCUPATION
NAME                            AGE     DIRECTOR       DURING THE PAST FIVE YEARS
-----------------               ---     ----------     -------------------------------------------------------------------------
CURRENT DIRECTORS

Bernard E. Moore                69      1998           President of Bernard Moore, Inc., d.b.a. Moore Tractor, Inc., which sells farm and industrial equipment. Between 1983 and April 1998, Director of
                                                       Continental Pacific Bank. Continental Pacific Bank's Chairman of the Board
                                                       from 1986 until it merged with SierraWest Bank in April 1998. Between 1995 and April 1998, Chairman of the Board of Directors of California Community
                                                       Bancshares Corporation, Continental Pacific Bank's holding company.

Gary E. Stein                   53      1998           Physician in Vacaville, California, formerly with UC Davis Medical Group, now retired.  Director of California Community Bancshares Corporation
                                                       since its inception in 1995 and a Director of Continental Pacific Bank since 1983 until its merger  with SierraWest Bank in April 1998.

Thomas M. Watson                55      1986           Managing Officer, Truckee River Associates, (commercial real estate management, development and sales).

EXECUTIVE OFFICERS

William T. Fike                 51                     President/CEO and Director of the Bancorp since July 1992.  President/CEO of
                                                       SierraWest Bank since October, 1996. Executive Vice President and Chief
                                                       Operating Officer of the Bancorp, from May 1991 to July 1992.

David C. Broadley               55                     Executive Vice President and Chief Financial Officer of the Bancorp since
                                                       February 1994.  Executive Vice President and Chief Financial Officer of
                                                       SierraWest Bank since February 1995.  Senior Vice President and Chief
                                                       Financial Officer of the Bancorp, from 1985 to 1994.

Patrick S. Day                  49                     Executive Vice President and Chief Credit Officer of the Bancorp and
                                                       SierraWest Bank since July 1995.  Executive Vice President and Chief
                                                       Operating Officer of Business & Professional Bank from January through June
                                                       1995.  Principal of PSD Associates, a bank consulting company, from 1993 to
                                                       1995.  Executive Vice President and Chief Credit Officer of Bank of San
                                                       Francisco from 1991 to 1993.

                                                       POSITION AND PRINCIPAL OCCUPATION
NAME                            AGE                    DURING THE PAST FIVE YEARS
-----------------               ---                    -------------------------------------------------------------------------

Robert C. Silver                56                     Senior Vice President, manager of Administration Division for SierraWest
                                                       Bank since November, 1995.  Senior Vice President and Director of Human
                                                       Resources for SierraWest Bank from July, 1991 through October, 1995.

Richard L. Belstock             42                     Senior Vice President, Controller and Chief Accounting Officer for the
                                                       Bancorp since August 1997.  Senior Vice President and Controller of the
                                                       Bancorp from July 1994 through September 1996.  Senior Vice President and
                                                       Controller of SierraWest Bank since June, 1994.  Vice President and
                                                       Assistant Controller for the Bancorp from August,1990 through June, 1994.

Mary Jane Posnien               55                     Senior Vice President, Manager of Operations Division for SierraWest Bank
                                                       since March 1998. Senior Vice President of Operations Division for
                                                       SierraWest Bank from November 1995 to August 1997.  Senior Vice President of Operations for Sierra Bank of Nevada from March 1995 to November 1995.
                                                       Vice President of Operations for Sierra Bank of Nevada from December 1993 to March 1995. Manager of Gotcha Covered, a carpet/window covering store from 1991 through 1993.

Except as described above, none of the directors or nominees were selected pursuant to any arrangement or understanding other than with the directors of the Bancorp acting within their capacities as such. There are no family relationships between any of the directors and executive officers of the Bancorp.

COMPENSATION OF DIRECTORS

Directors' fees for board and committee meetings are as follows:


                                BOARD MEETINGS             COMMITTEE MEETINGS
                           -------------------------     ------------------------
                           RETAINER       ATTENDANCE     RETAINER      ATTENDANCE
                           --------       ----------     --------      ----------

Chairman of the Board      $3,383/month       $0         $0            $0
Director                   $1,500/month       $0 (1)     $0            $150/meeting(2)
Committee Chairman         N/A                N/A        $100/month    $150/meeting(2)

(1) Compensation for attendance at special board meetings is $150 per director per meeting.
(2)  Fee for attendance at Directors' Loan Committee is $250 per meeting.

In addition to the above fees, an educational allowance is determined annually by the Board. The Chairman of the Board allocates funds for educational expenses pursuant to requests submitted by each director until the allowance is exhausted.

The Bancorp's Deferred Compensation and Stock Award plan is provided to members of the Board of Directors who are not employees of SWB or of its subsidiary ("Outside Directors"). Under this plan Outside Directors are required to take on a deferred basis one-third of their directors' fees for regular board meetings in the form of promised shares of SWB common stock. The remaining amount of director fees for regular board meetings may also be deferred and paid in SWB common stock at the election of the director. The purpose of this plan is to enable Outside Directors to defer receipt of compensation for their services to later years and to provide part of the compensation for their services in promised shares of SWB common stock in order to better align the interest of Outside Directors with those of the Bancorp's Shareholders.

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

The Company maintains a salary continuation plan (see "Salary Continuation Plan" on page 113) for its executive officers, certain senior officers and its directors. As of December 31, 1998, the Bancorp's non-employee directors were credited with $201,097 in accrued benefits under the directors' salary continuation plan. The Company allocated $113,075 to the Salary Continuation Plan in 1998 on behalf of its non-employee directors.

SECTION 16(a) BENEFICIAL OWNERSHIP AND COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Bancorp's directors, certain officers and persons who own more than ten percent of a registered class of the Bancorp's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, certain officers and greater than ten-percent shareholders ("Reporting Persons") are required by SEC regulation to furnish the Bancorp with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Bancorp believes that from January 1, 1998, to December 31, 1998, all filing requirements applicable to its Reporting Persons were complied with, except that Mr. R. Johnson was late in filing a Form 4 covering one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


                                                                                           LONG-TERM COMPENSATION

                                ANNUAL COMPENSATION                                  AWARDS                      PAYOUTS
                         ----------------------------------                  ----------------------        -------------------
                                                                             # OF
                                                                             SHARES         # OF
NAME AND                                                         OTHER       RESTRICTED     SHARES         LTIP          ALL
PRINCIPAL                                                        ANNUAL      STOCK          OPTIONS/       PAY-          OTHER
POSITION                 YEAR      SALARY         BONUS          COMP.       AWARDS         SARS(2)        OUTS          COMP.
----------               ----      --------       ---------      ------      ----------     --------       -----        -------
William T. Fike          1998      $260,417       $ 225,000      $4,428           0             0            0          $21,709
President/CEO of         1997      $247,760       $ 135,000      $3,394           0             0            0          $21,005
the Bancorp              1996      $230,384(1)    $       0      $4,643           0        52,500            0          $17,351
and the Bank

David C. Broadley        1998      $156,917       $  60,000      $4,721           0             0            0          $23,594
Executive Vice           1997      $140,376       $  73,870      $3,668           0             0            0          $20,902
President/CFO of         1996      $131,256       $       0      $  106           0             0            0          $20,154
the Bancorp and
the Bank

Patrick S. Day           1998      $134,333       $  47,726      $5,399           0             0            0          $ 5,376
Executive Vice           1997      $129,167       $  67,972      $3,395           0             0            0          $ 4,391
President of the         1996      $126,519       $       0      $3,858           0             0            0          $ 2,245
Company and
the Bank

Robert C. Silver         1998      $100,347       $  35,653      $  138           0             0            0          $ 8,422
Senior Vice              1997      $ 98,078       $  49,780      $    0           0         2,750            0          $ 6,333
President of             1996      $ 87,369       $       0      $    0           0             0            0          $ 4,423
the Bank

Richard L. Belstock      1998      $ 87,362       $  31,086      $    0           0             0            0          $ 6,052
Senior Vice              1997      $ 83,202       $  43,783      $    0           0             0            0          $ 4,440
President/Controller     1996      $ 81,101       $  15,000      $    0           0             0            0          $ 3,114
of the Bancorp
and the Bank

Notes:
------

(1)  Includes payment of accrued vacation pay of $30,384.
(2)  Adjusted for 5% stock dividend paid August 29, 1997.

BONUS - Bonuses are generally paid in the year after they are earned. For purposes of this table, bonuses have been reflected in the year earned, not the year paid.

OTHER ANNUAL COMPENSATION - Includes value of personal use of Company provided automobiles and reimbursements for the personal portion of club dues and spousal travel expenses.

ALL OTHER COMPENSATION - Includes the following:


COMPANY CONTRIBUTIONS TO 401(k) PLAN FOR:           1998            1997           1996
                                                  --------       ---------      ----------

   Mr. Fike                                       $  5,000       $   4,750      $    4,652
   Mr. Broadley                                   $  5,000       $   4,145      $    3,896
   Mr. Day                                        $  3,035       $   1,938      $      938
   Mr. Silver                                     $  4,504       $   2,779      $    2,566
   Mr. Belstock                                   $  3,934       $   2,946      $    2,383

COMPANY CONTRIBUTIONS TO ESOP PLAN FOR:

   Mr. Fike                                       $ 2,028(1)     $   2,715      $    1,240
   Mr. Broadley                                   $ 2,028(1)     $   2,382      $    1,085
   Mr. Day                                        $ 2,028(1)     $   2,192      $    1,046
   Mr. Silver                                     $ 2,028(1)     $   1,664      $      722
   Mr. Belstock                                   $ 2,028(1)     $   1,412      $      671

(1) Amount estimated for 1998, pending final plan accounting for the 1998 plan year.

ALLOCATIONS TO SALARY CONTINUATION PLAN FOR:

Mr. Fike                                          $12,031        $10,890        $    9,858
Mr. Broadley                                      $14,226        $12,877        $   13,675

COST OF LIFE INSURANCE PROVIDED BY COMPANY OF WHICH THE BENEFIT EXCEEDED $50,000 FOR:

Mr. Fike                                          $ 2,650        $ 2,650        $    1,601
Mr. Broadley                                      $ 2,340        $ 1,498        $    1,498
Mr. Day                                           $   313        $   261        $      261
Mr. Silver                                        $ 1,890        $ 1,890        $    1,135
Mr. Belstock                                      $    90        $    82        $       60

OPTION/SAR GRANTS DURING 1998 FISCAL YEAR

No stock options were issued during 1998 to those individuals listed in the summary table.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUE


                                                                           VALUE OF
                                                     NUMBER OF             UNEXERCISED
                                                     UNEXERCISED           IN-THE-MONEY
                                                     OPTIONS/SARS AT       OPTIONS/SARS AT
                      SHARES                         FY-END-#SHARES        FY END-$
                      ACQUIRED ON    VALUE           EXERCISABLE/          EXERCISABLE/
NAME                  EXERCISE       REALIZED        UNEXERCISABLE         UNEXERCISABLE
-------------         -----------    --------------  ---------------       --------------------

Mr. Fike                45,987       $  926,560      47,200 / 6,300        $  589,530 /  92,712
Mr. Broadley             5,280       $ 127,900        2,835 / 2,520        $   40,146 /  35,685
Mr. Day                      0       $       0        6,720 / 5,880        $  103,160 /  91,265
Mr. Silver               2,362       $  58,488        1,180 / 3,460        $    9,331 /  19,481
Mr. Belstock             2,257       $  49,332        1,680 / 3,360        $   23,290 /  46,580

                                     -112-

The value of unexercised In-the-money options and the value realized on exercise of stock options is calculated by subtracting the exercise price from the fair market value at December 31, 1998 or the date of exercises, respectively, of the securities underlying the options. All share amounts have been adjusted for the 5% stock dividend paid August 29, 1997.

SALARY CONTINUATION PLAN

The Company has entered into agreements with certain directors of the Bancorp and the Bank and certain executive officers of the Bank, to provide for salary continuation benefits upon the retirement or earlier death of the directors and executive officers. The benefits pursuant to this plan are: $50,000 per year for Mr. Fike and $40,000 per year for Mr. Broadley payable for a period of 20 years following retirement at age 65 or earlier death. Benefits for the participating directors are $4,000 per year for 15 years, beginning 15 years after their respective plan commencement dates.

In the event of earlier death, the benefits are payable to the officer's or director's designated beneficiary. The Company has secured life insurance policies for the purpose of protecting it from loss in the event of earlier death. In the event of earlier retirement or early termination of office or employment of the officer or director, a reduced benefit is payable. At the option of the officer or director a reduced benefit may be received in a lump sum based on a discounting formula. Accrued benefits for both officers and directors vest 20% per year over a five-year period from the date of association with the Company. Additionally, there are restrictions on the covered individual from engaging in any competing occupation upon retirement and provisions requiring the covered individual to perform advisory services, for compensation, for a period of five (5) years following retirement or early termination of office or employment.

During 1996 the agreements of Messrs. Fike and Broadley and certain directors of SWB were modified to provide for an acceleration of benefits such that the full amount due under the agreement would become payable in the case of a change of control of the Company. For the Directors' plan this would be in the form of a lump sum payment based on a discounting formula. The plan for Messrs. Fike and Broadley provided for this payment in the form of 240 equal monthly installments. The agreements were further modified to eliminate the restrictions described above related to engaging in a competing occupation and the performance of advisory services upon a change in control.

As of December 31, 1998, executive officers were credited with the following accrued benefits under this Plan:

David C. Broadley         $ 120,491
William T. Fike              67,772

EMPLOYMENT AGREEMENTS

Effective October 1, 1994, the Company entered into an employment agreement with Mr. Fike covering the terms of his employment, compensation, and conditions of termination. Unless employment is terminated or the agreement is extended, Mr. Fike's employment will continue until December 31, 2000. His base salary was set initially at $200,000 per year and he is eligible for bonuses and participation in all employee benefit programs. He will be considered for periodic increases in base salary at the discretion of the Board of Directors. He will continue to participate in the Salary Continuation Plan and be provided with a Company car and a country club membership. In the event of termination without cause, Mr. Fike will receive all amounts owing to him at the date of termination, a lump-sum severance payment equal to eighteen months' base salary, direct payment of the premiums necessary to continue then existing medical coverage for 18 months at the rate equivalent to Company employees and retention of his Company-provided automobile and country club membership. During the month of February 1997 Mr. Fike's base salary was increased to $250,000 per year and during February 1998 Mr. Fike's base salary was increased to $262,500 per year.

In January 1999, Mr. Fike's employment agreement was amended to allow for a scale back of payments to be made to Mr. Fike if any payment to be made, or benefit to be provided, pursuant to the agreement would constitute a "parachute payment" as defined in Section 280G of the Internal Revenue Code of 1986, as amended. The payments to be made, or benefits to be provided, shall be reduced so that the aggregate present value of all parachute payments does not exceed 299% of Mr. Fike's "annualized includible compensation for the base period" (as such term is defined in Section 280G(d)(1) of the Code).

In 1996, Messrs. Broadley, Day, Silver and Belstock entered into Senior Manager Separation Benefits Agreements. Under the terms of these agreements as amended during 1997 and 1998, certain benefits would become payable to the manager in the event of the termination of employment for any reason, other than a material violation of the Company's personnel policies and procedures. Ms. Posnien entered into her agreement in 1998. The benefit includes one year's base salary (as to Messrs. Broadley and Day) or nine months' base salary (as to Mr. Silver and Ms. Posnien) or six months base salary (as to Mr. Belstock) paid as a lump sum or in 24 equal semi-monthly payments (as to Messrs. Broadley and Day) or 18 equal semi-monthly payments (as to Mr. Silver and Ms. Posnien) or twelve equal semi-monthly payments (as to Mr. Belstock) at the election of the executive officer. If the semi-monthly payments are chosen, health benefits continue to be provided on the same terms as during active employment.

For Mr. Broadley, in the event of a change in control or reorganization of the Company, the executive officer may, within a nine month period, resign from the Company and receive the same benefits as would be payable upon involuntary termination. Additionally, as to Mr. Broadley, upon termination of service for any reason, except for cause, he is entitled to receive the Company-provided automobile in use by him at the time of his termination. For Messrs. Day and Silver and Ms. Posnien, resignation in response to and reasonably promptly following a material reduction in job duties and responsibilities and/or material reduction in compensation which reduction in job duties, responsibilities and/or compensation occurs within six months following a change in control would result in benefits the same as would be payable upon involuntary termination.

PERSONNEL/COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

With the exception of Jerrold Henley and William Fike, no member of the Personnel/Compensation Committee is a former or current officer or employee of the Company. Mr. Henley retired as President and CEO of the Bancorp in June 1992. Mr. Fike succeeded Mr. Henley as President and CEO of the Bancorp. There are no compensation committee interlocks between the Bancorp and other entities involving Company executive officers and Company directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management of the Company knows of no person who owns, beneficially or of record, either individually or together with associates, five percent (5%) or more of the outstanding shares of the Bancorp's common stock, except as set forth in the table on the following page. This table sets forth, as of March 15, 1999 the number and percentage of shares of Company's outstanding common stock beneficially owned, directly or indirectly, by each of Company's current directors, the Bancorp's CEO, the four next most highly compensated executive officers of the Bancorp whose salary and bonus exceeded $100,000 during 1998 ("named executive officers") and principal shareholders, and by the directors and executive officers of the Bancorp as a group. The shares "beneficially owned" are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which a director, principal shareholder, or executive officer has sole or shared voting or investment power and shares which such person has the right to acquire within sixty (60) days of March 15, 1999. Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of the Company.

                                        SHARES           SHARES
                                        OWNED            OWNED
                                        WITH             WITH
                                        SOLE VOTING      SHARED           SHARES
                                        AND              VOTING AND       ACQUIRABLE                            PERCENT
NAME AND ADDRESS                        INVESTMENT       INVESTMENT       WITHIN                                OF TOTAL
OF BENEFICIAL OWNER (1)                 POWER            POWER (3)        60 DAYS (2)(4)        TOTAL            SHARES
------------------------------          -----------      -----------      --------------      -----------      -----------
Directors and Nominees
and Named Executive Officers

Richard L. Belstock                        3,308                0              1,680              4,988               *
David C. Broadley                         26,220            8,350              2,835             37,405               *
David W. Clark                             9,985            5,864              7,095             22,944               *
Ralph J. Coppola                           7,430                0              2,017              9,447               *
Patrick S. Day                             1,914                0              6,720              8,634               *
William T. Fike                           51,401            9,112             47,200            107,713             2.1%
Richard Gaston                             3,866                0              2,335              6,201               *
Jerrold T. Henley                         47,725                0              9,381             57,106             1.1%
John J. Johnson                            2,388            1,155              2,383              5,926               *
Ronald A. Johnson                          3,931              100                671              4,702               *
A. Morgan Jones                            1,727              650              9,334             11,711               *
Jack V. Leonesio                          16,688                0                671             17,359               *
William W. McClintock                      7,820              105              9,334             17,259               *
Bernard E. Moore                           7,648                0                263              7,911               *
Robert C. Silver                             754            8,350              1,180             10,284               *
Gary E. Stein                             17,912            1,704                263             19,879               *
Thomas M. Watson                           8,102                0             10,733             18,835               *

Total for Directors
and Executive Officers
(numbering 18)                           219,752           35,390            118,507            373,649             7.1%


Principal Shareholders

Investors of America, L. P.
39 Glen Eagles Drive
St. Louis, MO  63124                     297,045                                                297,045             5.6%

(1) The address for all Directors, Nominees and Named Executive Officers is c/o SierraWest Bancorp, P.O. Box 6100, Truckee, CA 96160.

(2) Includes shares that can be purchased through Bancorp's stock option plan. For non-employee directors, includes 671 shares earned under the Directors Deferred compensation and Stock Award Plan for all but Mr. Clark
     (688 shares), Mr. Henley (718 shares), Mr. Watson (2,070 shares), Mr. Stein (159 shares), Mr. Moore (159 shares) and Mr. Coppola (2,017 shares).

(3) Mssrs. Fike, Broadley and Silver have voting authority for 8,350 shares of unallocated SWB common stock held by the SWB ESOP plan.

(4) Upon completion of the proposed merger, all unvested options will become vested. Unvested options granted to the above listed total 27,609.

*less than one percent

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of the directors of the Bancorp and the companies with which they are associated are customers of, or have had banking transactions with, the Bank in the ordinary course of its business and the Bank expects to have banking transactions with these persons in the future. In Management's opinion, since January 1, 1998, all loans and commitments to lend included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar credit worthiness and, in the opinion of Management, did not involve more than a normal risk of collectability or present other unfavorable features.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

          A.   The following documents are filed as a part of this report:

               1.   Financial Statements set forth on pages 59 through 106:

                    (i) Consolidated Statements of Financial Condition as of December 31, 1998, and 1997.

                    (ii) Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

                    (iii) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

                    (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                    (v) Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996.

                    (vi)   Report of Independent Auditor.


               2.   Financial Schedules:

                    None required.

                    Reports on Form 8-K:

                    No reports on Form 8-K were filed during the quarter ended December 31, 1998.

Exhibits

Exhibit
Number    Description
-------   -----------

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

2.4 Agreement and Plan of and Merger between SierraWest Bancorp, SierraWest Bank and California Community Bancshares and Continental Pacific Bank, filed as Exhibit 2.1 to Registrant's Form 8-K dated April 15, 1998 and by this reference incorporated herein.

2.5 Agreement and Plan of Merger dated February 25, 1999, among BancWest Corporation, Bank of the West and SierraWest Bancorp, (incorporated herein by reference to Exhibit 2 to Bank West Corporation's Current Report on Form 8-K filed with the Commission on February 26, 1999), filed as Exhibit 2.1 to the Registrant's Form 8-K dated February 25, 1999 and by this reference incorporated herein.

3.1 Articles of Incorporation and by-laws, filed as Exhibit 3.1 to Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.

3.2       Amendment to Articles of Incorporation and by-laws, filed as Exhibit
          3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

3.3       Amended Bylaws of SierraWest Bancorp.

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

4.4 Amendment to Rights Agreement dated as of February 25, 1999 between SierraWest Bancorp and American Stock Transfer and Trust Co., as Rights Agent, including the Summary of Rights to Purchase Preferred Shares filed as Exhibit 4.3 of the Registrant's Form 8-K dated February 25, 1999 and by this reference incorporated herein.

10.1 Interest Rate Swap Agreement between Truckee River Bank and Sanwa Bank California, dated March 1, 1996, filed as Exhibit 10.3 to Registrant's 1995 Annual Report on Form 10-K and by this reference incorporated herein.

10.2 Sublease Agreement between Truckee River Bank and Pacific Pawnbrokers, effective February 1, 1996, filed as Exhibit 10.4 to Registrant's 1995 Annual Report on Form 10-K and by this reference incorporated herein.

10.3 Senior Manager Separation Benefits Agreement between Sierra Tahoe Bancorp and Mary Jane Posnien, dated January 10, 1996, filed as
          Exhibit 10.7 to Registrant's 1996 Annual Report on Form 10-K, and by this reference incorporated herein.

10.4      Three Agreements re Deferred Compensation for Executives, filed as
          Exhibit 10(d) to the Registrant's 1986 Annual Report on Form 10-K, and by this reference incorporated herein.

10.5 Stock Plan Agreement, Incentive Stock Option Agreement and a Non-Qualified Stock Option Agreement for the Registrant, filed as
          Exhibit 10(b) to Registrant's 1988 Annual Report on Form 10-K, and by this reference incorporated herein.

10.6 Employment Agreement between Registrant and William T. Fike, dated December 22, 1994, filed as Exhibit 10.14 to Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

10.7 Sierra Tahoe Bancorp 1996 Stock Appreciation Rights Plan, filed as Exhibit C to Registrant's Proxy Statement for its July 23, 1996 annual meeting of shareholders, and by this reference incorporated herein.

10.8 Employee Stock Ownership Plan, filed as Exhibit 9 to Registrant's Registration Statement on Form S-4, (Registration No. 33-3915), and by this reference incorporated herein.

10.9 Directors' Agreement, filed as Exhibit 2.3 to Registrant's Registration Statement on Form S-4, (Registration No. 33-34954), and by this reference incorporated herein.

10.10 Sierra Tahoe Bancorp 1988 Stock Option Plan, filed as Exhibit 28 to Registrant's Registration Statement on Form S-8, dated April 10, 1989 (Registration No. 33-28004), and by this reference incorporated herein.

10.11 Lease Agreement "Gateway at Donner Pass Limited" between Truckee River Bank (Tenants) and Gateway at Donner Pass Limited
          (Landlords), dated May 21, 1991, filed as Exhibit 28(G) to Registrant's September 30, 1991 Quarterly Report on Form 10-Q, and by this reference incorporated herein.

10.12 Sierra Tahoe Bancorp 1996 Stock Option Plan, filed as Exhibit A to Registrant's Proxy Statement for its July 23, 1996 annual meeting of shareholders, and by this reference incorporated herein.

10.13 Director's remuneration continuation agreement between Sierra Tahoe Bancorp and David Clark, dated October 1, 1993, filed as Exhibit
          10.39 to Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.

10.14 First Amendment to Senior Management Benefits Agreement between Sierra Tahoe Bancorp and David C. Broadley, dated April 2, 1996, filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and by this reference incorporated herein.

10.15 Deferred Fee Agreement between Sierra Tahoe Bancorp and Thomas M. Watson, dated June 19, 1996, filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

10.16 Deferred Fee Agreement between Sierra Tahoe Bancorp and R. Coppola, dated June 12, 1996, filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

10.17 Sierra Tahoe Bancorp Amended 1988 Stock Option Plan, filed as Exhibit A to Registrant's Proxy Statement for its August 16, 1995 annual meeting of shareholders, and by this reference incorporated herein.

10.18 Deferred Fee Agreement between Sierra Tahoe Bancorp and Ronald A. Johnson, dated May 23, 1996, filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

10.19 Senior Manager Separation Benefits Agreement between Sierra Tahoe Bancorp and David C. Broadley dated January 17, 1996, filed as
          Exhibit 10.71 to Registrant's 1995 Annual Report on Form 10-K, and by this reference incorporated herein.

10.20 Deferred Fee Agreement between Sierra Tahoe Bancorp and David W. Clark, dated May 28, 1996, filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

10.21 Deferred Fee Agreement between Sierra Tahoe Bancorp and Richard S. Gaston, dated June 19, 1996, filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

10.22 Deferred Fee Agreement between Sierra Tahoe Bancorp and A. Morgan Jones, dated June 7, 1996, filed as Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

10.23 Deferred Fee Agreement between Sierra Tahoe Bancorp and John J. Johnson, dated June 20, 1996, filed as Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

10.24 Deferred Fee Agreement between Sierra Tahoe Bancorp and Jack V. Leonesio, dated June 19, 1996, filed as Exhibit 10.9 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

10.25 Deferred Fee Agreement between Sierra Tahoe Bancorp and William McClintock, dated June 13, 1996, filed as Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

10.26 Deferred Fee Agreement between Sierra Tahoe Bancorp and Jerrold T. Henley, dated May 29, 1996, filed as Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and by this reference incorporated herein.

10.27 Amendment No. 1 to Employment Agreement between SierraWest Bancorp and William T. Fike, dated June 27, 1996, filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and by this reference incorporated herein.

10.28 Amendment No. 1 to Executive Salary Continuation Agreement between SierraWest Bancorp and William T. Fike, dated June 27, 1996, filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and by this reference incorporated herein.

10.29 Amendment No. 1 to Executive Salary Continuation Agreement between SierraWest Bancorp and David C. Broadley, dated June 27, 1996, filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and by this reference incorporated herein.

10.30 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and William W. McClintock, dated June 27, 1996, filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

10.31 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Jerrold T. Henley, dated June 27, 1996, filed as Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

10.32 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and A. Morgan Jones, dated June 27, 1996, filed as Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

10.33 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Jack V. Leonesio, dated June 27, 1996, filed as Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and by this reference incorporated herein.

10.34 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Thomas M. Watson, dated June 27, 1996, filed as Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

10.35 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and David W. Clark, dated June 27, 1996, filed as Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

10.36 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Richard S. Gaston, dated June 27, 1996, filed as Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

10.37 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and John J. Johnson, dated June 27, 1996, filed as Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

10.38 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Ralph J. Coppola, dated June 27, 1996, filed as Exhibit 10.14 to Registrant's

          Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

10.39 Director's Amended and Restated Payment Continuation Agreement between SierraWest Bancorp and Ronald A. Johnson, dated June 27, 1996, filed as Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and by this reference incorporated herein.

10.40 Sierra Tahoe Bancorp Board of Directors Deferred Compensation and Stock Award Plan, filed as Exhibit B to Registrant's Proxy Statement for its July 23, 1996 annual meeting of shareholders, and by this reference incorporated herein.

10.41 Loan commitment agreement between Union Bank of California and SierraWest Bancorp dated February 25, 1997, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and by this reference incorporated herein.

10.42 The Pooling and Servicing Agreement between SierraWest Bank, as Seller and Servicer, and Marine Midland Bank, as Trustee, dated April 30, 1997, filed as Exhibit 28.1 on the Registrant's Form 8-K filed June 20, 1997, and by this reference incorporated herein.

10.43 Certificate Purchase Agreement between SierraWest Bank and Prudential Securities regarding $51.4 million SBA loan-backed adjustable rate certificates dated June 13, 1997, filed as Exhibit 28.2 on the Registrant's Form 8-K filed June 20, 1997, and by this reference incorporated herein.

10.44 Agreement for Purchase and sale of Carson City property, dated June 24, 1997, filed as Exhibit 10.1 on the Registrant's Form 10-Q for the quarter ended June 30, 1997, and by this reference incorporated herein.

10.45 Expression of Interest between Sanwa Bank California and SierraWest Bank, filed as Exhibit 10-97 to Registrant's 1997 Annual Report on Form 10-K and by this reference incorporated herein.

10.46 Financial Institutions Credit Agreement between Sanwa Bank and SierraWest Bank, filed as Exhibit 10-98 to Registrant's 1997 Annual Report on Form 10-K and by this reference incorporated herein.

10.47 Revolving Credit and Collateral Loan Agreement dated as of May 1, 1997 by and between SierraWest Bank and Imperial Bank, filed as
          Exhibit 10-99 to Registrant's 1997 Annual Report on Form 10-K and by this reference incorporated herein.

10.48 The Pooling and Servicing Agreement between SierraWest Bank, as Seller and Servicer, and Marine Midland Bank, as Trustee, dated March 31, 1998, filed on the Registrant's Form 8-K dated May 8, 1998, and by this reference incorporated herein.

10.49 Stock Option Agreement, dated as of February 25, 1999, between SierraWest Bancorp and BancWest Corporation (incorporated herein by reference to Exhibit 10 to BancWest Corporation's Current Report on Form 8-K filed with the Commission on February 26, 1999) filed on the Registrant's Form 8-K dated February 25, 1999 and by this reference incorporated herein.

10.50 Senior Manager Separation Benefits Agreement between Sierra Tahoe Bancorp and Richard L. Belstock dated January 10, 1996.

10.51 Senior Manager Separation Benefits Agreement between Sierra Tahoe Bancorp and Robert C. Silver dated January 10, 1996.

10.52 Amended and Restated Employment Agreement dated August 28, 1998, between SierraWest Bank and William T. Fike.

10.53 Restated and Amended Senior Manager Separation Benefits Agreement dated September 21, 1998, between Sierra West Bank and Robert C. Silver.

10.54 Restated and Amended Senior Manager Separation Benefits Agreement dated September 21, 1998, between SierraWest Bank and Mary Jane Posnien.

10.55 Amendment No. 1 to the Senior Manager Separation Benefits Agreement between Sierra Tahoe Bancorp and David C. Broadley dated November 9, 1998.

10.56 Second Amendment to Senior Manager Separation Benefits Agreement between SierraWest Bancorp and Patrick S. Day.

10.57 First Amendment to Amended and Restated Employment Agreement dated August 28, 1998 between SierraWest Bank and William T. Fike dated January 8, 1999.

10.58 Board Policy Regarding Taxation of Nonqualified Option Exercise Upon And After Change of Control.

21.1      Significant Subsidiaries of the Registrant
               SierraWest Bank, a California Corporation.
               Conpac Development Corporation, a California Corporation

23.1      Consent of Deloitte & Touche LLP, independent auditors.

27.1      Financial Data Schedule - 1998

27.2      Financial Data Schedule - 1997

99.1 Press Release of SierraWest Bancorp issued February 25, 1999, regarding the merger of BancWest Corporation, Bank of the West and SierraWest Bancorp filed on the Registrant's Form 8-K dated February 25, 1999 and by this reference incorporated herein.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: March 25, 1999          By:/s/ William T. Fike
                                 ----------------------------------
                                  William T. Fike

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ William T. Fike           President and Chief Executive Officer            March 25, 1999
--------------------------              Director
William T. Fike

/s/ David C. Broadley         Executive Vice President/                        March 25, 1999
-------------------------               Principal Financial Officer
David C. Broadley

/s/ Richard L. Belstock       Senior Vice President/                           March 25, 1999
-------------------------               Principal Accounting Officer
Richard L. Belstock

/s/ Jerrold T. Henley         Chairman of the Board                            March 25, 1999
-------------------------
Jerrold T. Henley

/s/ David W. Clark            Director                                         March 25, 1999
-------------------------
David W. Clark

/s/ A. Morgan Jones           Director and Corporate Secretary                 March 25, 1999
-------------------------
A. Morgan Jones

                              Director
-------------------------
Jack V. Leonesio

/s/ William W. McClintock     Director                                         March 25, 1999
-------------------------
William W. McClintock

/s/ Richard Gaston            Director                                         March 25, 1999
-------------------------
Richard Gaston

/s/ Thomas M. Watson          Director                                         March 25, 1999
-------------------------
Thomas M. Watson

/s/ Ralph J. Coppola          Director                                         March 25, 1999
-------------------------
Ralph J. Coppola

/s/ John J. Johnson           Director                                         March 25, 1999
-------------------------
John J. Johnson

/s/ Ronald A. Johnson         Director                                         March 25, 1999
-------------------------
Ronald A. Johnson

/s/ Bernard E. Moore          Director                                         March 25, 1999
-------------------------
Bernard E. Moore

/s/ Gary E. Stein             Director                                         March 25, 1999
-------------------------
Gary E. Stein