Form 10-Q
period 1999-03-31
SIERRAWEST BANCORP
filed 1999-05-13
CIK 790555

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          ----------------------------


For the Quarter Ended March 31, 1999,              Commission File No. 0-15450


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

As of May 4, 1999: Common Stock - Authorized 10,000,000 shares of no par value; issued and outstanding - 5,344,014.

-------------------------------------------------------------------------------

10-Q Filing
March 31, 1999



Part I.    Financial Information

Item 1.    Financial Statements


Following are condensed consolidated financial statements for SierraWest Bancorp ("Bancorp", or together with its subsidiary, the "Company") for the reportable period ended March 31, 1999. These condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and earnings of the Company in conformity with generally accepted accounting principles. The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SIERRAWEST BANCORP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)

                      March 31, 1999 and December 31, 1998
                        (Amounts in thousands of dollars)

                                                                                       03/31/99            12/31/98
                                                                                       ---------           ---------
ASSETS
           Cash and due from banks                                                     $  45,238           $  53,481
           Federal funds sold and securities purchased under
             agreements to resell                                                         33,500              14,400
           Investment securities                                                         109,941             133,982
           Loans held for sale                                                           129,568             114,247
           Loans and leases, net of unearned income, deferred loan fees/costs and allowance for possible loan and lease losses of
             $9,117 in 1999 and $8,709 in 1998                                           520,882             502,027
           Other assets                                                                   60,484              61,032
                                                                                       ---------           ---------
                 TOTAL ASSETS                                                          $ 899,613           $ 879,169
                                                                                       ---------           ---------
                                                                                       ---------           ---------
LIABILITIES
           Deposits                                                                    $ 801,532           $ 782,552
           Other liabilities                                                              18,998              18,347
                                                                                       ---------           ---------
                 TOTAL LIABILITIES                                                       820,530             800,899
                                                                                       ---------           ---------
SHAREHOLDERS' EQUITY
           Common stock                                                                   46,560              45,983
           Retained earnings                                                              33,093              32,230
           Accumulated other comprehensive income                                           (570)                 57
                                                                                       ---------           ---------
                     TOTAL SHAREHOLDERS' EQUITY                                           79,083              78,270
                                                                                       ---------           ---------
                     TOTAL LIABILITIES &
                     SHAREHOLDERS' EQUITY                                              $ 899,613           $ 879,169
                                                                                       ---------           ---------
                                                                                       ---------           ---------

              The accompanying notes are an integral part of these
                Condensed Consolidated Statements of Condition.

                        SIERRAWEST BANCORP AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998
                 (Amounts in thousands except per share amounts)

                                                              Three             Three
                                                              Months            Months
                                                              Ended             Ended
                                                             03/31/99          03/31/98*
                                                             --------          ---------
Interest Income:
  Interest and fees on loans and leases                       $14,718          $13,969
  Interest on federal funds sold                                  307              423
  Interest on investment securities and other assets            1,609            1,622
                                                              -------          -------
        Total Interest Income                                  16,634           16,014
                                                              -------          -------
Interest Expense:
  Interest on deposits                                          5,823            6,061
  Interest on convertible debentures                                0               49
  Other interest expense                                          136              111
                                                              -------          -------
        Total Interest Expense                                  5,959            6,221
                                                              -------          -------
Net Interest Income                                            10,675            9,793

Provision for Possible Loan and Lease Losses                      600              525
                                                              -------          -------
Net Interest Income After Provision for
    Possible Loan and Lease Losses                             10,075            9,268

Non-interest  Income                                            3,436            2,870
Non-interest Expense                                            9,309            8,733
                                                              -------          -------
Income Before Provision for Income Taxes                        4,202            3,405

Provision for Income Taxes                                      1,953            1,386
                                                              -------          -------
  NET INCOME                                                  $ 2,249          $ 2,019
                                                              -------          -------
                                                              -------          -------
  Basic Earnings per share                                    $  0.42          $  0.40
  Weighted average shares used to calculate
    basic earnings per share                                    5,318            5,035
  Diluted earnings per share                                  $  0.41          $  0.37
  Weighted average shares used to calculate
    diluted earnings per share                                  5,486            5,473

              The accompanying notes are an integral part of these
                  Condensed Consolidated Statements of Income.

*Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

                        SIERRAWEST BANCORP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998
                        (Amounts in thousands of dollars)

                                                                             Three               Three
                                                                             Months              Months
                                                                             Ended               Ended
                                                                            03/31/99            03/31/98*
                                                                            --------            --------
Net Cash (Used in)  Provided by Operating Activities                        $  (4,538)          $   1,569
Cash Flow From Investing Activities:
 Proceeds from:
    Maturities of investment securities held to maturity                            0               1,000
    Sales of investment securities available for sale                          21,828                   0
    Maturities of investment securities available for sale                      4,158               9,369
 Purchase of mutual funds available for sale                                        0              (2,000)
 Purchase of investment securities available for sale                          (2,942)             (4,317)
 Loans and leases made net of principal collections                           (25,381)             (9,509)
 Capital expenditures                                                            (293)               (448)
 Other                                                                             36                  33
                                                                            ---------           ---------
Net Cash Used in Investing Activities                                       $  (2,594)          $  (5,872)
                                                                            ---------           ---------
Cash Flow From Financing Activities:
  Net (decrease) increase in noninterest-bearing, interest-bearing
    transaction, money market and savings accounts                             (6,621)             13,513
  Net increase in time deposits                                                25,601              26,927
  Dividend paid                                                                (1,387)               (992)
  Proceeds from issuance of common stock                                          396                 197
  Other                                                                             0                 (93)
                                                                            ---------           ---------
Net Cash Provided by Financing Activities                                      17,989              39,552
                                                                            ---------           ---------
Net Increase in Cash and Cash Equivalents                                      10,857              35,249
Cash and Cash Equivalents at Beginning of Year                                 67,881              80,620
                                                                            ---------           ---------
Cash and Cash Equivalents at March 31                                       $  78,738           $ 115,869
                                                                            ---------           ---------
                                                                            ---------           ---------
Cash Paid For Interest Payments                                             $   5,887           $   6,174
                                                                            ---------           ---------
                                                                            ---------           ---------
Cash Paid For Income Taxes                                                  $      91           $     431
                                                                            ---------           ---------
                                                                            ---------           ---------

      SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 1999 and 1998, $17 thousand and $161 thousand of loans were transferred to other real estate owned.

During the three months ended March 31, 1998, $13.5 million of unguaranteed SBA loans were transferred to held for sale status. In addition in 1999, $9.4 million of government guaranteed SBA loans were transferred to held for sale status and subsequently sold.

For the three months ended March 31, 1999 and 1998, $117 thousand and $415 thousand of loans were transferred to other assets.

              The accompanying notes are an integral part of these
                  Condensed Consolidated Statements of Cash Flows.

*Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 1999


1.   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in a condensed format and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the three months ended March 31, 1999.

2.   COMMITMENTS & CONTINGENT LIABILITIES

     In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

3.   COMPREHENSIVE INCOME

     Comprehensive income includes net income and other comprehensive income. The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities held-for-sale and interest-only strips receivable. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period.

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                     1999              1998
                                                   -------           -------
                                                   (In thousands of dollars)
     Net income                                    $ 2,249           $ 2,019
     Other comprehensive loss, net of tax             (627)             (174)
                                                   -------           -------
         Total comprehensive income                $ 1,622           $ 1,845
                                                   -------           -------
                                                   -------           -------

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 1999


4.   EARNINGS PER SHARE

     The following reconciles the numerator and denominator used in the calculation of both the basic earnings per share and diluted earnings per share for each of the periods ended March 31:

                                                            1999             1998*
                                                           ------           ------
     CALCULATION OF BASIC EARNINGS PER SHARE

     Numerator - net income                                $2,249           $2,019
     Denominator - weighted average common shares
      outstanding                                           5,318            5,035
                                                           ------           ------
     Basic Earnings Per Share                              $ 0.42           $ 0.40
                                                           ------           ------
                                                           ------           ------
     CALCULATION OF DILUTED EARNINGS PER SHARE

     Numerator:
      Net Income                                           $2,249           $2,019
      Effect of convertible debentures                          0               28
                                                           ------           ------
     Net Income and effect of assumed conversions          $2,249           $2,047

     Denominator:
      Weighted average common shares outstanding            5,318            5,035
      Dilutive effect of options                              168              278
      Dilutive effect of convertible debentures                 0              160
                                                           ------           ------
                                                            5,486            5,473
                                                           ------           ------
     Diluted Earnings Per Share                            $ 0.41           $ 0.37
                                                           ------           ------
                                                           ------           ------


*Restated on a historical basis to reflect the acquisition of California Community Bancshares Corporation on April 15, 1998, under the pooling-of-interests method of accounting.

SierraWest Bancorp
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 1999


5.   CHANGE IN ACCOUNTING ESTIMATE

     The Company has experienced a significant increase in the prepayment speed of its SBA loan portfolio over the past two years. As a result the Company reevaluated the useful lives of the loans included in the SBA portfolio, and increased the speed at which it amortizes its servicing assets and interest-only strips receivable. The increase in amortization from 1998 resulted in a decrease in net income of $106 thousand ($.02 per diluted share) for the first quarter of 1999.

6.   PLAN OF MERGER

     On February 25, 1999, the Company entered into an Agreement and Plan of Merger ("Plan") with BancWest Corporation ("BancWest"). Under the terms of the Plan, BancWest will acquire all the outstanding common stock of the Company in exchange for 0.82 shares of BancWest common stock for each share of SierraWest Bancorp. The merger, which is expected to close in the third quarter of 1999, is subject to the approval of the Company's shareholders, various regulatory agencies and certain other conditions.

                        SIERRAWEST BANCORP AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

FINANCIAL CONDITION

On February 25, 1999, the Company entered into an Agreement and Plan of merger with BancWest Corporation ("BancWest"). Under the terms of the Plan BancWest will acquire all the outstanding common stock of the Company in exchange for 0.82 shares of BancWest common stock for each share of SierraWest Bancorp. The merger, which is expected to close in the third quarter of 1999 is subject to the approval of the Company's shareholders, various regulatory agencies and certain other conditions. The transaction is expected to be accounted for under the pooling-of-interests accounting method.

Concurrently with the execution and delivery of the merger agreement, BancWest and the Company entered into a stock option agreement which will only become exercisable upon the occurance of certain events. Under the stock option agreement, the Company gave BancWest an option to purchase up to 1,059,490 shares of the Company's common stock representing approximately 19.9% of the outstanding shares of the Company's common stock. BancWest has the right to purchase the shares for $28.875 per share.

On April 15, 1998, the Company completed the acquisition of California Community Bancshares Corporation ("CCBC") and its wholly owned subsidiary Continental Pacific Bank ("CPB"), under the pooling-of-interests method of accounting and accordingly, the Company's historical consolidated results have been restated. On the acquisition date, CCBC had assets of $206 million, deposits of $184 million and shareholders' equity of $15.4 million.

Total assets increased by $20.4 million from $879.2 million at December 31, 1998, to $899.6 million at March 31, 1999. This increase included increases of $19.1 million in federal funds sold and securities purchased under agreements to resell and $34.2 million in loans, net of the allowance for possible loan and lease losses. These increases were partially offset by decreases of $8.3 million in cash and due from banks, $24.0 million in investment securities and $0.6 million in other assets. Federal funds sold and unpledged investment securities classified as available for sale are all sources of short-term liquidity and can be used somewhat interchangeably to provide liquidity. Of the Company's total investment securities, $38.8 million were pledged at March 31, 1999.

The decrease in investment securities was offset by the increase in federal funds sold. Loan growth was centered in the government guaranteed lending area and was funded primarily by the increase in time deposits.

Loans held for sale at March 31, 1999 totaled approximately $130 million. This represents an increase of $15 million from December 31, 1998. Loans and portions of loans guaranteed by the federal government were approximately $71 million. This compares to $72.3 million at December 31, 1998.

The Company anticipates securitizing and selling up to $100 million of SBA 504 and similar loans during the second or third quarter of 1999. The Company does not expect a significant gain or loss to be recorded on this transaction. Loans held for sale at March 31, 1999 include approximately $86 million that may be included in this transaction. The remainder of loans held for sale are guaranteed portions of SBA and B & I loans.

The following table summarizes the Company's deposits as of March 31, 1999, and December 31, 1998.

Deposits:                                                03/31/99     12/31/98     Change
                                                         --------     --------    --------
Non-interest bearing ..................................  $171,378     $177,359    $ (5,981)
Interest bearing savings and checking accounts ........   290,345      290,986        (641)
Time ..................................................   339,809      314,207      25,602
                                                         --------     --------    --------
  TOTAL DEPOSITS ......................................  $801,532     $782,552    $ 18,980
                                                         --------     --------    --------
                                                         --------     --------    --------


As a temporary funding source the Company increased its level of out-of-area time deposits from $9.4 million at December 31, 1998 to $26.5 million at March 31, 1999. Additional funding for the Company's third and fourth quarter loan growth is expected to be provided from the proceeds of the 1999 securitization.

Included in other assets at March 31, 1999 are interest-only strips receivable with an estimated market value of $21.9 million. This includes an unrealized loss of $1.1 million. The amortized book value of servicing assets, net of a valuation allowance of $420 thousand, was $2.1 million at March 31, 1999.

At March 31, 1999, accumulated other comprehensive income included a loss of $640 thousand related to the fair value adjustment of the interest-only strips receivable. In addition, this balance included an unrealized gain of $70 thousand related to available for sale investment securities.

Included in other assets at December 31, 1998 are interest-only strips receivable with an estimated market value of $22.1 million. This includes an unrealized loss of $528 thousand. The amortized book value of servicing assets, net of a valuation allowance of $420 thousand, was $2.0 million at December 31, 1998.

At December 31, 1998, accumulated other comprehensive income included a loss of $310 thousand related to the fair value adjustment of the interest-only strips receivable. In addition, this balance included an unrealized gain of $367 thousand related to available for sale investment securities.

RESULTS OF OPERATIONS (Three Months Ended March 31, 1999 and 1998)

Net income for the three months ended March 31, 1999 increased by $230 thousand or 11% from $2,019 thousand for the three months ended March 31, 1998 to $2,249 thousand during the current three month period. Increases of $882 thousand in net interest income and $566 thousand in non-interest income were partially offset by an increase of $576 thousand in non-interest expense, $75 thousand in the provision for possible loan and lease losses and a $567 thousand increase in the provision for income taxes.

During the 1999 period the Company incurred costs totaling $786 thousand related to the pending acquisition of the Company by BancWest. In the first quarter of 1998 the Company incurred costs totaling $443 thousand related to its acquisition of CCBC. Excluding these costs net income would have increased by $0.6 million, from $2.4 million to $3.0 million, between the first quarter of 1999 and 1998 or 26%.

NET INTEREST INCOME

The yield on average interest earning assets for the three months ended March 31, 1999 was 5.48%. This compares to 5.62% for the first three months of 1998. The decrease reflects a decrease in the average prime rate during the first quarter of 1999 as compared to the first quarter of 1998. The yield on average loans declined from 10.1% during the 1998 period to 9.3% during the first three months of 1999. This decline was partially offset by a decline in the cost of the Company's deposits. Average earning assets increased from $706 million during the first quarter of 1998 to $789 million in the current quarter.

Yields and interest earned on loans, including loan fees for the three months ended March 31, 1999 and 1998, were as follows (in thousands except percent amounts):

                                                    Three        Three
                                                    Months       Months
                                                    Ended        Ended
                                                  03/31/99     03/31/98
                                                  --------     --------
Average loans outstanding (1)                     $641,956     $561,771
Average yields                                         9.3%        10.1%
Amount of interest and origination fees earned    $ 14,718     $ 13,969

(1) Amounts outstanding are the average of daily balances for the periods

Excluding net loan fees of $231 thousand and $370 thousand for the three months ended March 31, 1999 and 1998, yields on average loans outstanding were 9.2% and 9.8%, respectively. The prime rate (upon which a large portion of the Company's loan portfolio is based), averaged 7.75% for the 1999 period and 8.50% for the 1998 period. Other earning assets, which primarily consist of investment securities and federal funds sold, had an average yield of 5.3% for the first quarter of 1999 and 5.7% for the first quarter of 1998.

Rates and amounts paid on total average deposits (including non-interest bearing deposits), interest bearing accounts, and time deposits for the three months ended March 31, 1999 and 1998 were as follows (in thousands except percent amount):

                                             Three              Three
                                             Months             Months
                                             Ended              Ended
                                            03/31/99           03/31/98
                                            --------           --------
Average deposits outstanding (1)            $780,827           $703,810
Average rates paid                               3.0%               3.5%
Amount of interest paid or accrued          $  5,823           $  6,061

                                                         1999                                         1998
                                            -------------------------------           -------------------------------
                                            Interest-                                 Interest-
                                            Bearing                                   Bearing
                                            Checking                                  Checking
                                            & Savings               Time              & Savings                Time
                                            -------------------------------           -------------------------------
Average Balance (in thousands) (1)          $  288,523           $  326,207           $  259,426           $  297,226
Rate Paid                                          2.4%                 5.1%                 3.0%                 5.7%

(1) Amounts outstanding are the average of daily balances for the period.

The decrease in rates is reflective of market conditions in the Company's service area.

PROVISION FOR POSSIBLE LOAN LOSSES

The Allowance for Loan and Lease Loss analysis takes into consideration an analysis of several components to the lending portfolio. Provisions are based on several criteria, including loan exposure by grade of the loan and collateral coverage, type of credit and a subjective assessment of various factors affecting the loan portfolio. The problem loans graded Special Mention or worse are analyzed by the loan officer on a quarterly or semiannual basis, depending on the severity of the loan grade and level of loss potential. This analysis is documented with each problem loan analyzed for credit quality, collateral adequacy and potential exposure based on liquidation collateral values (primarily real estate). Based on historical trends the Company allocates general reserves to its loan and lease portfolio. A 1% general reserve is allocated to the covered portion of the principal and a specific reserve is allocated to the uncovered portion, ranging from 10% to 50%, depending on severity of the loan grade. Other reserves are allocated, if it is determined there are circumstances that would warrant additional reserves (e.g. potential environmental problems, disruptions in the company, temporary economic setbacks). The documentation for all changes to and from problem loan grades and accompanying loss reserve analysis is approved by Credit Administration management. No loss reserve provisions are allocated for the government guaranteed portions of loans. Pass loans are reserved as a pool at 1%, regardless of collateral pledged.

As a pool, equipment leases, net of municipal leases, are reserved at 2.4%. Credit card and Ready Reserve (overdraft lines) balances are reserved at 5%. Reserves are allocated at 1% of one-sixth of the undisbursed loan proceeds, on the theory that these loans are on the average are fully disbursed over six months.

In addition to the 1% reserve, the bank applies a reserve factor to the pass loans based on several discretionary factors. The areas, assessed on a quarterly basis by the Chief Credit Officer, cover the following issues:
Credit Policy (adequacy), Economy (stability), Volume (loan growth, portfolio distribution), Management (adequacy, staffing issues, etc.), Credit Review (internal and external results), Concentrations (risk potential), Competitive/Regional (environment and economic factors), Past Due/Classified (portfolio trends) and Year 2000 (risk assessment efforts).

The aggregate calculated minimum reserve level is compared to the actual level of reserves and a level based on an informal calculation of the Interagency Recommended formula. These factors, in addition to potential problem credits and anticipated losses and recoveries in the near future, determine the level of loan loss provisions to be allocated for the month. This determination is based on collaboration between Credit Administration and the Controller's Department. While these factors are essentially subjective, management considers the allowance of $9.1 million at March 31, 1999 to be adequate.

The provision for loan losses was $600 thousand and $525 thousand for the first three months of 1999 and 1998, respectively. The provision in 1999 includes the effect of growth in the loan portfolio.

The allowance for possible loan and lease losses as a percentage of loans was 1.38% at March 31, 1999, 1.39% at December 31, 1998, and 1.39% at March 31,
1998. Net charge-offs were $192 thousand for the first three months of 1999. This compares to net charge-offs of $528 thousand during the three months ended March 31, 1998. Unguaranteed loans and leases increased $35.9 million and $3.5 million in the first quarter of 1999 and 1998, respectively. Guaranteed portions of loans at March 31, 1999 totaled $71.0 million and at March 31, 1998 they totaled $71.3 million. The Company monitors its exposure to loan losses each quarter and adjusts its level of provision in the future to reflect changing circumstances.

Of total gross loans and leases at March 31, 1999, $9.8 million were considered to be impaired. The allowance for possible loan and lease losses included $1.1 million related to these loans. The average recorded investment in impaired loans during the three months ended March 31, 1999 was $8.9 million.

The following table sets forth the ratio of nonaccrual loans to total loans, the allowance for possible loan and lease losses to nonaccrual loans and the ratio of the allowance for possible loan and lease losses to total loans, as of the dates indicated.

                                                           March 31,                    December 31,
                                                      -----------------          -------------------------
                                                      1999         1998          1998        1997     1996
                                                      ----         ----          ----        ----     ----
Nonaccrual loans to total loans and leases            1.5%         1.1%          1.4%        1.3%     1.2%
Allowance for possible loan and lease
  losses to nonaccrual loans                           93%         123%          100%        114%     104%
Allowance for possible loan and lease
  losses to total loans and leases                    1.4%         1.4%          1.4%        1.4%     1.3%

If the guaranteed portions of loans on nonaccrual status, which total $3.4 million, are excluded from the calculations, the ratio of nonaccrual loans to total loans at March 31, 1999 declines to 1.0% and the allowance for possible loan and lease losses to nonaccrual loans increases to 142%. At March 31, 1998, excluding guaranteed portions of loans on nonaccrual, these same percentages are 0.8% and 176%.

The following table sets forth the amount of the Company's nonperforming loans as of the dates indicated (amounts in thousands).

                                                              March 31                 December 31
                                                        ------------------    -----------------------------
                                                         1999        1998       1998       1997       1996
                                                        ------------------    -----------------------------
     Nonaccrual loans:

      SBA ............................................   $6,785     $4,767     $4,736     $5,307     $4,985
      Other ..........................................    3,023      1,647      3,928      1,642        448

     Accruing loans past due 90 days or more:

      SBA ............................................    2,641      1,899      2,795      1,127      1,071
      Other ..........................................    2,426        641        361        449      1,128

     Restructured loans (in compliance with
     modified terms) .................................    1,767      1,855      1,916      1,922      1,249


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

Interest income on nonaccrual loans which would have been recognized if all such loans had been current in accordance with their original terms totaled $265 thousand for the three months ended March 31, 1999. Interest income actually recognized on nonaccrual loans for the three months ended March 31, 1999 was $17 thousand based on cash collections.

The following table shows the loans outstanding, actual charge-offs, recoveries on loans previously charged off, the allowance for possible loan and lease losses and net loans charged off to average loans outstanding during the periods and as of the dates indicated (amounts in thousands except percentage amounts):

                                                               March 31                         December 31
                                                       -----------------------       -----------------------------------
                                                         1999           1998           1998         1997          1996
                                                       --------       --------       --------     --------      --------
Average gross loans                                    $641,956       $561,771       $553,756     $496,633      $396,668
Total gross loans at end of period                      659,567        566,078        624,983      553,713       436,392

Allowance for possible loan and lease losses:
Balance beginning of period .........................  $  8,709       $  7,891       $  7,891     $  5,647      $  5,003
                                                       --------       --------       --------     --------      --------

Actual charge-offs:
  SBA ...............................................        84            259            863          820           114

  Commercial and industrial .........................       283            157            730          681           554

  Leases ............................................         0            133            133           14            84

  Real estate .......................................        66              0             56           30           264

  Installment .......................................         0             57            285          169            73
                                                       --------       --------       --------     --------      --------
   Total ............................................       433            606          2,067        1,714         1,089
                                                       --------       --------       --------     --------      --------
Less recoveries:
  SBA ...............................................        67              6            210           57            87

  Commercial and industrial .........................        34             62            274          159           183

  Leases ............................................         0              0              0            6             0

  Real estate .......................................         1              6              1           13            26

  Installment .......................................       139              4             30           60            16
                                                       --------       --------       --------     --------      --------
    Total ...........................................       241             78            515          295           312
                                                       --------       --------       --------     --------      --------
Net charge-offs .....................................       192            528          1,552        1,419           777

Provision for possible loan and lease
losses ..............................................       600            525          2,370        2,799         1,421
                                                       --------       --------       --------     --------      --------
Acquisition .........................................         0              0              0          864             0
Balance-end of period ...............................  $  9,117       $  7,888       $  8,709     $  7,891      $  5,647
                                                       --------       --------       --------     --------      --------
                                                       --------       --------       --------     --------      --------
Net loans charged off to average loans
outstanding (1) .....................................      0.12%          0.38%          0.28%        0.29%         0.20%

(1)  Percentages for the three months are based on annualized net charge-offs.

The following table sets forth management's historical allocation of the allowance for possible loan and lease losses by loan category and percentage of loans in each category. Percentage amounts are the percentage of loans in each category to total loans at the dates indicated (in thousands except percentage amounts):

                                                              December 31,
                              -------------------------------------------------------------------------------
                                      1998                          1997                       1996
                              -------------------------  -------------------------  -------------------------
                                             Percent-                     Percent-                   Percent-
                              Amount           age          Amount          age          Amount         age
                              -----------  ------------  -----------  ------------  -----------  ------------
SBA loans ..................  $1,342           30%          $2,227          30%          $1,561          33%

Commercial and
 industrial loans(2) .......   3,048           19            2,682          18            1,934          18

Real estate loans ..........   3,949           49            2,480          49            1,845          42

Consumer loans to
individuals (1) ............     370            2              502           3              307           7
                              ------          ---           ------         ---           ------         ---
  Total ....................  $8,709          100%          $7,891         100%          $5,647         100%
                              ------          ---           ------         ---           ------         ---
                              ------          ---           ------         ---           ------         ---

                                                         March 31,
                               -----------------------------------------------------------
                                         1999                              1998
                               ----------------------------  -----------------------------
                                                 Percent-                         Percent-
                               Amount              age          Amount              age
                               ------------  --------------  --------------  -------------
SBA loans                      $1,683              32%          $2,123              32%
Commercial and
 industrial loans (2)           2,817              17            2,204              16
Real estate loans               4,032              48            3,094              49
Consumer loans to
 individuals (1)                  585               3              467               3
                               ------             ---           ------             ---
  Total                        $9,117             100%          $7,888             100%
                               ------             ---           ------             ---
                               ------             ---           ------             ---

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

NON-INTEREST INCOME

Non-interest income increased by $566 thousand during the first three months of 1999 compared to the three months ended March 31, 1998. During the first quarter of 1999 the Company sold $9.4 million in guaranteed portions of SBA loans and $4.9 million in guaranteed portions of B & I loans. Gains on sales of these loans totaled $676 thousand. No sales of government guaranteed loans were made during the first quarter of 1998.

Income related to the Company's servicing assets and interest-only strips receivable, net of the amortization of these assets, decreased by $265 thousand from $1,187 thousand for the three months ended March 31, 1998 to $922 thousand during the current quarter. This decrease resulted from an increase of $449 thousand in amortization expense from $499 thousand during the three months ended March 31, 1998 to $948 thousand during the first three months of 1999. The increase in amortization included $185 thousand from 1998's securitization. Gross servicing and I/O income totaled $1.9 million during the 1999 quarter of which $590 thousand relates to the 1998 securitization. Gross servicing and I/O income during the first quarter of 1998 totaled $1.7 million, none of which relates to the 1998 securitization.

Over the past two years the Company has experienced an increase in the prepay speed experienced in its SBA loan portfolio. In response to this increase in prepayments, the Company has increased the speed at which it amortizes its servicing and interest-only strip assets. The increase in amortization and decline in servicing and I/O income is reflective of this increase in prepay speed.

Income from service charges on deposit accounts increased by $98 thousand from $806 thousand during the 1998 quarter to $904 thousand during the current quarter.

NON-INTEREST EXPENSE

The following table compares the various elements of non-interest expense as an annualized percentage of average assets for the first three months of 1999 and 1998 (in thousands except percentage amounts):

Three Months                   Salaries &     Occupancy &     Other
Ended           Average        Related        Equipment       Operating
March 31        Assets (1)     Benefits       Expenses        Expenses
------------------------------------------------------------------------
1999            $ 879,401      2.2%           0.7%            1.4%
1999 (2)        $ 879,401      2.2%           0.7%            1.1%
1998            $ 791,442      2.3%           0.9%            1.3%
1998 (3)        $ 791,442      2.3%           0.8%            1.2%

(1) Based on average daily balances.
(2) Excludes merger costs of $786 thousand.
(3) Excludes merger costs of $443 thousand.

The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the three months ended March 31, 1999 and 1998 (amounts in thousands except percentage amounts):

                                                                           Increase (Decrease)
                                                                        ----------------------------
                                      Three Months Ended March 31,            1999 over 1998
                                      -------------------------------   ----------------------------
                                          1999            1998           Amount           Percentage
                                      -------------  ----------------   -------------  -------------
Salaries and related benefits .......    $4,779          $4,449          $  330                7.4%
Occupancy and equipment .............     1,459           1,680            (221)             (13.2)
Telephone ...........................       138             159             (21)             (13.2)
Postage .............................       108             133             (25)             (18.8)
Stationery and supplies .............       141             154             (13)              (8.4)
Advertising .........................       301             288              13                4.5
Legal ...............................       148             209             (61)             (29.2)
Consulting ..........................       696             170             526              309.4
Audit and accounting fees ...........       145             134              11                8.2
Directors' fees and expenses ........       198             182              16                8.8
Other ...............................     1,196           1,175              21                1.8
                                      -------------  ----------------   -------------
                                         $9,309          $8,733          $  576                6.6%
                                      -------------  ----------------   -------------
                                      -------------  ----------------   -------------

Included in 1999 costs are expenses totaling $786 thousand related to the pending acquisition of the Company by BancWest. These costs include $111 thousand in legal, $600 thousand in consulting, $39 thousand in accounting and $36 thousand in other expense. Included in 1998's expenses are costs related to the Company's acquisition of CCBC totaling $443 of which $121 thousand relate to equipment costs, $152 thousand in legal costs, $60 thousand in consulting, $55 thousand in accounting and $55 thousand in other expense.

The increase in salaries and benefits primarily relates to expansion of the Company's government guaranteed lending activities.

Included in directors' fees and expenses are $76 thousand in 1999 and $45 thousand in 1998 related to an adjustment required to reflect the increase in value of the phantom stock shares allocated to the Company's Directors Deferred Compensation and Stock Award Plan.

PROVISION FOR INCOME TAXES

Provision for income taxes has been made at the prevailing statutory rates and includes the effect of items which are classified as permanent differences for federal and state income tax. The provision for income taxes was $1,953 thousand and $1,386 thousand for the three months ended March 31, 1999 and 1998, respectively, representing 46.5% and 40.7% of income before taxation for the respective periods. The increase in 1999 relates to certain merger related expenses which may not be deductible for federal and state taxes.

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

(5) IMPLEMENTATION - Replacement of the non-compliant systems occurred. The systems were put into production and appropriately interfaced with one another. Training also occurred and contingency plans were prepared as required. A review by the end user and the Internal Audit Department was conducted to insure the accuracy of the test results.

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

CORE APPLICATION SOFTWARE AND CUSTOMER INFORMATION SYSTEM & DATA WAREHOUSE

The current level of software has been certified as Year 2000 compliant by the vendor as well as reviewed and assessed by FDIC. The Company performed an independent test of the "Century Date Change" (CDC) at its disaster recovery site during the first quarter of 1999. End-user validation as well as an independent review by the Company's internal audit department reaffirmed the software as Year 2000 compliant.

OPERATING SYSTEM

The upgrade to the operating system software was installed on September 19, 1998 and is designed to work hand-in-hand with the major information technology system. Testing of the system occurred with installation in September and was found to have no Year 2000 compliance issues.

PC SERVER BASED APPLICATION & OPERATING SYSTEM AND NETWORK HARDWARE

The Network Department has completed the replacement of non-compliant system hardware and software. Testing has been completed and certification has been received by vendors. Individual applications, spreadsheets, etc. are scheduled for review in 1999.

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

TELEPHONE BANKING

The telephone banking system required an upgrade that was approved for purchase in the 4th quarter of 1998. The compliant version was installed in March 1999 and testing is scheduled to be completed in the 2nd quarter of 1999. The vendor has certified the upgrade as Year 2000 compliant.

DISASTER RECOVERY & BACK-UP

End-of-Year (1998) files were created by the Company's Data Processing Department and forwarded to the Disaster Recovery Vendor in early January 1999. End-user validation indicates that the CDC test was successful.

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

With the identification of our A-Priority Mission Critical Systems, business risk was measured for each application, process and vendor/customer relationship. In general, the Company believes the business risk associated with A-Priority Mission Critical systems to be low. As tests progressed and non-compliant systems were identified, Remediation Contingency Plans were created as required in regulatory guidelines.

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

COSTS TO ADDRESS THE YEAR 2000 ISSUES

Costs directly related to Year 2000 issues totaling $164,000 were incurred through April 22, 1999. Incurred costs consist of the salary of a full-time Year 2000 Manager, travel and seminars for staff, customer education expenses, computer hardware purchases of $19,000, telephone expenses of $23,000, consultant costs of $22,000, and additional software purchases of $19,000. These costs are being funded through operating cash flows. Additional estimated costs relating to Year 2000 issues have been identified to be approximately $160,000. As the project continues, the costs may prove to be significantly higher. Of the estimated additional costs, $41,000 has been identified for additional hardware and software purchases, $11,000 has been estimated for testing of customer's credit card accounts, and an additional $108,000 has been estimated for staff salaries and travel and seminar expenses.

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

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

The Company has substantially completed testing on mission-critical applications. Most tests were successful and those systems that were identified as non-compliant have been upgraded or will soon be upgraded. The Company is confident all mission-critical applications will function normally at all critical dates. A Business Resumption Contingency Plan is in the final stage of development to address issues such as loss of power, loss of telephones or loss of computers.

BUSINESS RESUMPTION CONTINGENCY PLAN

As mentioned previously the Company has developed a Business Resumption Contingency Plan as required by regulatory agencies to address possible disruptions of core business functions. The purpose of the Business Resumption Plan is to address the risks associated with the failure of systems on specific critical dates. The Business Resumption Plan is intended to provide assurance that the mission-critical functions will continue if one or more systems fail.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In Management's opinion there has not been a material change in the Company's market risk profile during the three months ended March 31, 1999.

PART II.

Item 1.   Legal Proceedings.  No changes.

Item 2.   Change in Securities.  No changes.

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders.  None

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.  None

          (b)   Reports on Form 8-K.

                Bancorp filed one Form 8-K during the first quarter of 1999. This Form 8-K, dated February 25, 1999 reported the signing of a merger agreement between SierraWest Bancorp and BancWest Corporation and Bank of the West. Under the terms of this agreement SierraWest Bancorp and its subsidiary SierraWest Bank will merge with and into Bank of the West with Bank of the West as the surviving entity.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    May 12, 1999            /s/ William T. Fike
     ------------------------    -----------------------------------
                                 William T. Fike
                                 President, Chief Executive Officer




Date:    May 12, 1999            /s/ David C. Broadley
     ------------------------    -----------------------------------
                                 David C. Broadley
                                 Executive Vice President
                                 Chief Financial Officer